Form 10-Q
period 2008-11-30
Santos Resource Corp.
filed 2009-01-20
CIK 1435387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2008
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-53520

Santos Resource Corp.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0507846 (I.R.S. Employer Identification No.)

11450 - 201A Street Maple Ridge, British Columbia V2X 0Y4 Tel: (604) 460-8440
(Address and telephone number of Registrant's principal executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ❑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class: common stock - $0.001 par value	Outstanding at January 14, 2009: 32,076,500

Santos Resource Corp.
(An Exploration Stage Company)

Financial Statements

November 30, 2008

Unaudited - Prepared by Management

(Presented In US Dollars)

Santos Resource Corp.
(an Exploration stage company)
Balance Sheets
At November 30, 2008
(Expressed in US Dollars)
(Unaudited)

	Nov. 30, 2008 (Unaudited)	Feb. 29, 2008
Assets
Current Assets
Cash	$43,190	$132,303
GST Receivable	4,990	320
Total Assets	$48,180	$132,623

Liabilities and Stockholders Equity
Current Liabilities
Accrued Payables	$4,300	$11,711
Payable to Shareholders Note 3(b)	8,085	9,852
Total Current Liabilities	12,385	21,563

Stockholders' Equity
Common Stock (Note 5) 75,000,000 shares authorized, $0.001 par value 2008 - 32,076,500 shares issued	32,077	32,077
Additional paid in capital	149,871	149,871
Deficit accumulated during the exploration stage	(146,153)	(70,888)
Total Stockholders' Equity	35,795	111,060
Total Liabilities and Stockholders' Equity	$48,180	$132,623

On Behalf of the Board:

/s/ Richard Pierce                 Director

/s/ Andrew Lee Smith            Director

The accompanying notes are an integral part of these financial statements

Santos Resource Corp.
(an Exploration stage company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

Statement of Operations	Three months Ended	Three months Ended	Nine months Ended	Nine Months Ended	Cumulative to
(Expressed in US Dollars)	November 30,	November 30,	November 30,	November 30,	November 30,
	2008	2007	2008	2007	2008
Expenses
General and admin	$(1,260)	$19	$(1,183)	$314	$(557)
Mineral Property Costs	24,094	3,483	27,594	11,145	59,174
Professional Fees	23,206	-	48,854	4,768	87,536

Total Expenses	46,040	3,502	75,265	16,227	146,153

Net loss and comprehensive loss	$(46,040)	$(3,502)	$(75,265)	$(16,227)	$(146,153)
Net loss per share
Basic and diluted	$(0)	$(0)	$(0)	$(0)
Weighted average number of
shares outstanding - basic and diluted	32,076,500	31,115,000	32,076,500	31,115,000

The accompanying notes are an integral part of these financial statements

Santos Resource Corp.
(an Exploration stage company)
Statement of Stockholders' Equity
At November 30, 2008
(Expressed in US Dollars)
(Unaudited)

		Common	Stock	Additional Paid-in	Deficit Accumulated During the Exploration	Total Shareholders'
		Number	Par Value	Capital	Stage	Equity

Balance, May 24, 2006 (date of inception)		-	$ -	$ -	$ -	$ -
Net loss for the period ending February 28, 2007		-	-	-	-	-

Balance, February 28, 2007		-	-	-	-	-

Capital Stock issued for subscriptions receivable at $0.0005 per share and services at $0.0005 per share	19-Jun-07	31,040,000	31,040	(15,520)	-	15,520
Mineral Property Option - Starfire Minerals	25-Jun07	75,000	75	11,175	-	11,250
Private Placement at $0.15 per share	1-Feb-08	961,500	962	143,264	-	144,226
Private Placement Fees	1-Feb-08	-	-	(4,568)	-	(4,568)
Net loss for the year ending February 29, 2008		-	-	15,520	(70,888)	(55,368)

Balance, February 29, 2008		32,076,500	32,077	149,871	(70,888)	111,060
Net loss for the period ending November 30, 2008			-	-	(75,265)	(75,265)
Balance, November 30, 2008		32,076,500	$ 32,077	$ 149,871	$ (146,153)	$ 35,795

The accompanying notes are an integral part of these financial statements

Santos Resource Corp.
(an Exploration stage company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Three Months Ended November 30, 2008	Three Months Ended November 30, 2007	Nine Months Ended November 30, 2008	Nine Month Ended November 30, 2007	Cumulative to November 30, 2008

Cash flows used in Operating Activities
Net loss for the period	$(46,040)	$(3,502)	$(75,265)	$(16,227)	$(146,153)
Adjustments to net loss for non-cash activities
Shares issued for property acquisition	-	-	-	-	11,250
Subscriptions receivable	-	-	-	15,520	15,520
Decrease (Increase) in GST Receivable	(205)	-	(4,670)	(320)	(4,989)
Increase (Decrease) in accrued payable	(5,750)	-	(7,411)	4,888	4,300

Net cash used in operating activities	(51,995)	(3,502)	(87,346)	3,861	(120,072)

Cash flows from financing activities
Capital Stock issued	-	-	-	-	159,745
Private Placement Fees	-	-	-	-	(4,568)
Advances from shareholders	(1,767)	-	(1,767)	-	8,085
Net cash flows from financing activities	(1,767)	-	(1,767)	-	163,262

Cash increase (decrease) during the period	(53,762)	(3,502)	(89,113)	3,861	43,190

Cash beginning of the period	96,952	7,363	132,303	0	0

Cash end of the period	$43,190	$3,861	$43,190	$3,861	$43,190

Interest Paid in the period	-	-	-	-	-
Income Taxes Paid in the period	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Santos Resource Corp.
(an exploration stage company)
Notes to the Financial Statements
For the period ending November 30, 2008
(Expressed in U.S. dollars)

1)         Nature of Operations and Continuance of Business

Santos Resource Corp. (the "Company") was incorporated in the state of Nevada on May 24, 2006.  The Company is an Exploration Stage Company.  The Company's principal business is the acquisition and exploration of mineral properties.  The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2008, the Company has never generated any revenues and has an accumulated loss of $146,153, since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.         Summary of Significant Accounting Policies

a)         Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods ended November 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended February 29, 2008.

b)         Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Santos Resource Corp.
(an exploration stage company)
Notes to the Financial Statements
For the period ending November 30, 2008
(Expressed in U.S. dollars)

2.         Summary of Significant Accounting Policies (continued)

c)         Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period would be used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no dilutive instruments outstanding at November 30, 2008.

d)         Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)        Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)         Mineral Property Costs

The Company has been in the exploration stage since its inception on May 24, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

g)        Long-lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Santos Resource Corp.
(an exploration stage company)
Notes to the Financial Statements
For the period ending November 30, 2008
(Expressed in U.S. dollars)

2.         Summary of Significant Accounting Policies (continued)

h)         Financial Instruments

The fair values of financial instruments, which include cash and accrued liabilities and shareholder loans, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's mineral property is in Quebec and its administrative operation is in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.

i)          Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" and Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No,. 109" ("FIN No. 48") as of its inception. Pursuant to this guidance the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.  FIN 48 prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits.

j)          Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Non-monetary assets are translated at historical exchange rates, and revenue and expense items at the average rate of exchange prevailing during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

k)         Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" and No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", but they are not expected to have a material effect in the Company's results of operations or financial position.

Santos Resource Corp.
(an exploration stage company)
Notes to the Financial Statements
For the period ending November 30, 2008
(Expressed in U.S. dollars)

2.         Summary of Significant Accounting Policies (continued)

l)          Newly Adopted Accounting Standards

In February, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement has adopted the Fair Value option of measuring financial assets and liabilities.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157").  SFAS 157 establishes framework for measuring fair value and expands disclosures about fair value measurements.  The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The statement is effective for fiscal years beginning after November 15, 2007 and periods within those fiscal years.  The Company adopted SFAS 157 effective February 1, 2008.

The adoption of these new pronouncements does not have a material impact on the Company's financial position or results of operations.

3.         Related Party Transactions

a)         On June 25, 2007, the Company issued 75,000 shares of common stock at $0.15 per share to Starfire Minerals as part of its contract to Option to Purchase Property in Quebec.  Richard Pierce, President of Santos Resource Corp. is a director on the board of each company.

b)         A shareholder loaned the company US$8,085 (CAD$10,000) in April 2007. The loan is non interest bearing and unsecured and is payable upon request from the shareholder.

4.         Mineral Properties

On June 25, 2007 the Company signed an option agreement to acquire a 75%  interest in 18 mineral property claims in Northern Quebec known as the Lordeau Property, with Starfire Minerals Inc. ("Starfire"). Santos was granted an option to acquire 75% of the right, title and undivided interest in the property (subject to the NSR Royalty reserved to Starfire). Terms and conditions are as follows:

a)         $10,000 cash payment by Santos:

(i)       $10,000 on execution of this agreement (paid);

b)         75,000 common shares of Santos to be allotted and issued and certificates therefore delivered to Starfire as follows:

(i)       75,000 common shares (issued June 25, 2007)

Santos Resource Corp.
(an exploration stage company)
Notes to the Financial Statements
For the period ending November 30, 2008
(Expressed in U.S. dollars)

4.         Mineral Properties (continued)

c)         Exploration expenditures paid

(i)       $24,092 on September 19, 2008;

d)         Exploration expenditures to be incurred:

(i)       $25,000 on or before July 25, 2009

In the event that the Company fails to incur the full amount of Expenditures in a given period, the Company may, within 45 days of the end of such period pay Starfire an amount equal to the outstanding balance to be incurred by way of 50% cash and 50% shares (valued at the weighted average trading price for during the 10 trading days preceding the period end date).

In addition, any shares delivered, cash payments made, or Expenditures incurred toward the option price that is over and above that required to be made during a particular time shall be carried forward and applied against the required payment in subsequent periods.

Santos will pay Starfire a 3% net smelter return royalty ("NSR Royalty").  Santos may purchase in the aggregate up to two-thirds (i.e., 2% NSR Royalty) of the NSR Royalty on the basis of one hundred thousand dollars for each one-tenth percent of the NSR Royalty (i.e., $100,000 per 0.1% NSR Royalty) acquired on the first one-half of the NSR Royalty (i.e., the first 1% NSR Royalty), and one hundred fifty ($150,000) dollars for each one-tenth percent of the NSR Royalty (i.e., $150,000 per 0.1% NSR Royalty) thereafter for the remaining NSR Royalty (i.e., the remaining 1% NSR Royalty).  To exercise its option to purchase the NSR Royalty or any portion thereof, Santos must provide the Owner with at least 30 days advance written notice of its intention to do so, and must close upon each purchase within 60 days of each notice.

5.         Common Stock

On June 19, 2007, the Company issued 31,040,000 shares of common stock at $0.0005 per share for cash proceeds of $15,520 and contributed services of $15,520, to Directors, officers and a relative of a Director.

On June 25, 2007 the Company issued 75,000 shares of common stock to Starfire Minerals at $0.15 per share for proceeds of $11,250, as part of its contract to Option to purchase Property in Quebec.

On February 1, 2008, the Company issued 961,500 shares of common stock at $0.15 per share for proceeds of $144,225, all collected in fiscal 2008.

Santos Resource Corp.
(an exploration stage company)
Notes to the Financial Statements
For the period ending November 30, 2008
(Expressed in U.S. dollars)

6.          Commitments

On July 16, 2007, we entered into a services retainer agreement with Fraser and Company LLP, to provide legal services to Santos.  Pursuant to the agreement, Fraser and Company LLP will provide legal services in connection with the organization and set up of Santos and the preparation and filing of a registration statement with the SEC for a fee of approximately $50,000 (CAD$50,000).  An initial payment of $30,000 (CAD$30,000) has been paid for filing of the initial registration statement, and the balance of $20,000 (CAD$20,000) was paid upon the registration statement being declared effective by the SEC on December 8, 2008.

7.          Financial Instruments

The Company's financial instruments consist of cash, shareholder loans and accrued liabilities unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying value, unless otherwise noted.

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

At November 30, 2008 the Company had the following financial assets and liabilities in Canadian dollars:

		USD equivalent		CDN Dollars
Cash on deposit Due to Shareholder	$ $	43,188 8,085	$ $	53,419 10,000
Accounts payable and accrued liabilities		$4,300		$5,319

At November 30, 2008 US dollar amounts were converted at a rate of $0.80848 Canadian dollars to $1.00 US dollar.

Santos Resource Corp.
(an exploration stage company)
Notes to the Financial Statements
For the period ending November 30, 2008
(Expressed in U.S. dollars)

8.        Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has a net operating loss of $70,888, which expires in 2028. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at February and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	Nine months ended November 30, 2008 $	February 28, 2007 $
Net Loss	75,265	70,888
Statutory Tax Rate	35%	35%
Deferred Tax Asset	26,343	24,811
Valuation Allowance	(26,343)	(24,811)
Net Deferred Tax Asset	-	-

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING PRESENTATION OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF SANTOS RESOURCE CORP. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

Santos Resource Corp. (the "Company" or "Santos") was incorporated under the laws of the state of Nevada on May 24, 2006.  We have not commenced business operations and we are considered an exploration stage company.  We are defined as a "shell company" under the Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act because we have nominal operations and nominal assets.  To date, our activities have been limited to organizational matters, obtaining a geological report on the Lourdeau Claims and the preparation and filing of a registration statement on Form S-1.

Lourdeau Claims

Under the Property Option Agreement entered into in June 2007, and amended in May 2008, we acquired an option to acquire a 75% interest in and to 18 mineral claims called the Lourdeau Claims from Starfire Minerals Inc., the registered owner of the Lourdeau Claims.  The Lourdeau Claims consist of 18 mineral claims covering approximately 900.75 hectares (9.01 km2), located in the La Grande geological area of Quebec in the James Bay Territory about 620 miles (1,000 km) north of Montreal, Quebec.

Under the Property Option Agreement, Starfire Minerals Inc. has a 3% Net Smelter Return ("NSR") royalty interest in the Lourdeau Claims, if and when Santos exercises its option to acquire a 75% interest in the Lourdeau Claims by making the required cash and share payments.  NSR means the actual proceeds received from the sale of ore, metals or concentrated products from the Lourdeau Property derived from commercial production as recorded by the producer and net of any smelting and refining charges, penalties, costs of transportation of ores, metals or concentrates from the Lourdeau Property to any mint, smelter or other purchaser, cost of insurance of the products, and any export and import taxes levied with respect to production from the Lourdeau Property.

Santos also has the right to purchase up to two-thirds of the NSR royalty (i.e. 2% of the NSR royalty) on the basis of $100,000 for each 0.1% of the NSR royalty (i.e. $100,000 per 0.1% NSR royalty) acquired on the first one-half of the NSR royalty, and $150,000 for each 0.1% of the NSR royalty (i.e. $150,000 per 0.1% NSR royalty) thereafter for the remaining NSR royalty (i.e. the remaining 1% NSR royalty).  To exercise its option to purchase the NSR royalty or any portion thereof, Santos must provide Starfire with at least 30 days advance written notice of its intention to do so, and must close upon each purchase within 60 days of each notice.

Under the Property Option Agreement, Santos is required to make all filings related to the Lourdeau Property and to maintain the Lourdeau Claims in good standing by preparing and filing the assessment reports, paying taxes and keeping the Lourdeau Property free and clear of all liens and encumbrances.  The Lourdeau Claims are in good standing until July 18, 2009 and have been assigned tenure numbers 87500, 87501, 87502, 87503, 87504, 87505, 87506, 87507, 87508, 87509, 87510, 87511, 87512, 87513, 87514, 87515, 87516 and 87517 by the Province of Quebec.

In order to exercise the Option and to earn its 75% interest in the Property, Santos has to pay Starfire $10,582 (CAD$10,000) in cash payment and issue 75,000 shares to Starfire, and incur an aggregate of CAD$50,000) in expenditures before July 25, 2009, within the following time schedule:

(a)        pay $10,582 (CAD$10,000) upon signing of the Property Option Agreement (paid);

(b)        issue and deliver 75,000 shares within 10 business days of the date of approval of the Property Option Agreement by the board of directors of Santos (issued);

(c)        incur $24,094 (CAD$25,000) of expenditures on the Lourdeau Property on or before September 30, 2008 (Santos paid Starfire cash of $24,094 instead of incurring expenditures on the property); and

(d)        incur additional expenditures of approximately $20,212 (CAD$25,000) on the Lourdeau Property on or before July 25, 2009.

Any shares delivered, cash payments made, or expenditures incurred toward the option price that is over and above that required to be made during a particular time shall be carried forward and applied against the required payment in subsequent periods.

If Santos does not incur the full amount of expenditures within the set time period, Santos may, within 45 days after the end of the period, pay Starfire the outstanding balance to be incurred for that specific year by way of either 100% cash or 50% cash and 50% shares (valued at the weighted average trading price during the 10 trading days preceding the period ended).  After these payments, the option from Starfire remains in good standing and Santos will be deemed to have acquired 75% of the Lourdeau Claims from Starfire.

Plan of Operation

Our business plan is to proceed with the exploration of the Lourdeau Claims to determine whether there are commercially exploitable reserves of base and precious metals.  We presently have funds to meet our general operating expenses and to meet our obligations under the Property Option Agreement.  We do not have the funds to conduct the recommended exploration program.  Due to extreme weather conditions, exploration activities can only be conducted between June and August of each year.  We are still attempting to raise additional money, and have not started the exploration program.  If we are able to raise additional money, we can only conduct the exploration program recommended by Mr. Michel Boily in the summer of 2009.  We anticipate the recommended program will cost approximately $84,223 (CAD$107,570).

Mr. Michel Boily, Ph.D., P. Geo. was hired by Santos to provide a Technical Report in July 2007 on the Lourdeau Claims.  Mr. Boily does not have any interest in the Lourdeau Property or the Company.  The report is based on published and private reports, maps and data provided by the Company and in the public domain.

Mr. Boily recommends a systemic surface sampling program of the Lourdeau Vein site and its vicinity, and the northern edge of the Lourdeau Hill, incorporating grab and channel sampling, in order to get a solid geochemical assay database.  Mr. Boily recommends obtaining a helicopter-borne geophysical survey to cover the rest of the Lourdeau Property.  Mr. Boily recommends the geophysical magnetic and radiometric surveys to be done on a 100 m spaced grid.

Depending on the results of this program, the next phase could involve a drilling campaign which would define the targets acquired during the geophysical surveys and sampling campaign.  The focus of the drilling will be the uranium-mineralized sandstones at the Lourdeau Hill, with the gold, copper and silver-mineralized metavolcanic constituting secondary targets.

In the event that we require additional funding, we anticipate that such funding will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

Risk Factors

An investment in Santos's common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Santos's Form S-1 filed on November 26, 2008.

Financial Condition

As at November 30, 2008, Santos had a cash balance of $43,190.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Santos' common stock.  If Santos is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Santos.  Santos does not have any financing arranged and Santos cannot provide investors with any assurance that Santos will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Santos' business will fail.

Based on the nature of Santos' business, management anticipates incurring operating losses in the foreseeable future.  Management bases this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Santos' future financial results are also uncertain due to a number of factors, some of which are outside its control.  These factors include, but are not limited to:

  Santos' ability to raise additional funding;
  the market price for minerals; and
  the results of Santos' proposed exploration programs on its exploration mineral properties.

Due to Santos' lack of operating history and present inability to generate revenues, Santos' auditors have stated their opinion that there currently exists a substantial doubt about Santos' ability to continue as a going concern.  This means that there is substantial doubt whether Santos can continue as an on going business for the next 12 months unless we obtain additional capital to pay our bills.  We presently do not have the funds to conduct the recommended exploration program.  Further, even if Santos completes its current exploration program, we will require additional funds in order to place the Lourdeau Claims into commercial production.

Liquidity

Santos' internal sources of liquidity will be loans that may be available to Santos from management.  Although Santos has no written arrangements with any of directors and officers, Santos expects that the directors and officers will provide Santos with internal sources of liquidity, if it is required.

Also, Santos' external sources of liquidity will be private placements for equity conducted outside the United States.  Since inception on May 24, 2006 to November 30, 2008, Santos did not complete any definitive arrangements for any external sources of liquidity, except for a private placement in February 2008 where the Company issued 961,500 shares of common stock at $0.15 per share for proceeds of $144,226.

Capital Resources

As of November 30, 2008, Santos had total assets of $48,180 and total liabilities of $12,385 for a net working capital of $35,795, compared with a net working capital of $111,060 as of February 29, 2008.

There are no assurances that Santos will be able to achieve further sales of its common stock or any other form of additional financing.  If Santos is unable to achieve the financing necessary to continue its plan of operations, then Santos will not be able to continue its exploration programs and its business will fail.

Management estimates that Santos' current cash will be sufficient to meet our general operating expenses through November 2009 and to meet our obligations under the Property Option Agreement.  We do not have the funds to conduct the recommended exploration program which is estimated to cost approximately $87,827 (CAD$107,570).  We need to raise additional money to conduct our exploration program.  If we are able to raise additional money, we plan to conduct our exploration program in the summer of 2009.

Results of Operations

We did not earn any revenues for the nine months ended November 30, 2008 and from inception on May 24, 2006 to February 29, 2008.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $46,040 for the three months ended November 30, 2008, and operating expenses in the amount of $75,265 during this fiscal year for the nine months ended November 30, 2008.  These operating expenses comprised mainly of mineral property costs of $24,094 and accounting and legal expenses of $23,206 for the three months ended November 30, 2008, and mineral property costs of $27,594 and accounting and legal expenses of $48,854 during this fiscal year for the nine months ended November 30, 2008.

We incurred a loss in the amount of $46,040 for the three months ended November 30, 2008, and a loss in the amount of $75,265 during this fiscal year for the nine months ended November 30, 2008.  Our loss was attributable to general and administrative expenses and professional fees.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion, including under the heading "Risk Factors". Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance. Other important factors that could cause actual results to differ materially include the following: business conditions, the price of precious metals, ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-K; its quarterly reports on Form 10-Q; and any current reports on Form 8-K.  In addition, the Company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and Rule 15d-15(e) as of the end of the period covered by this quarterly report.  Based on that evaluation, the principal executive officer and principal financial officer have identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of its financial procedures.  Other than for this exception, the principal executive officer and principal financial officer believe the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II  -  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporated by reference
Exhibit No.	Description of Exhibit	Filed herewith	Form	Exhibit	Filing date (mm/dd/yy)
3.1	Articles of Incorporation		S-1	3.1	11/26/08
3.1	Bylaws		S-1	3.2	11/26/08
4.1	Specimen Stock Certificate		S-1	3.2	11/26/08
31.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTOS RESOURCE CORP.
Date: January 14, 2009	By: /s/ Richard Pierce Richard Pierce Director, President and Treasurer