Form 10-K
period 2009-02-28
Santos Resource Corp.
filed 2009-05-27
CIK 1435387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒	Annual report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended February 28, 2009
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-53520

Santos Resource Corp.
(Exact name of registrant as specified in its charter)

Nevada (State of Incorporation)	98-0507846 (I.R.S. Employer Identification No.)

11450 - 201A Street Maple Ridge, British Columbia V2X 0Y4 Tel: (604) 460-8440
(Address and telephone number of Registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ❒      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ❒      No ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ❒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ❒ Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Accelerated filer ❒ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ❑

The aggregate market value of the common equity stock held by non-affiliates of the Registrant as of August 29, 2008, the last business day of the Registrant's most recently completed second fiscal quarter, was $1,627,575 (computed based upon the price at which the Company's common stock was last sold).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class: common stock - $0.001 par value	Outstanding at May 27, 2009: 32,076,500

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

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

Lourdeau Claims

Under the Property Option Agreement entered into on June 25, 2007, we acquired an option to acquire a 75% interest in and to 18 mineral claims called the Lourdeau Claims from Starfire Minerals Inc., the registered owner of the Lourdeau Claims. On May 29, 2008, we amended the property option agreement whereby our option to acquire the Lourdeau Claims is subject to the approval of the TSX Venture Exchange, which approval was obtained in September 2008. On April 23, 2009, we amended the Property Option Agreement again, which amends the schedule to the final $25,000 of Expenditures to earn Starfire's interest in the Lordeau Claims. The Lourdeau Claims consist of 18 mineral claims covering approximately 900.75 hectares (9.01 km2), located in the La Grande geological area of Quebec in the James Bay Territory about 620 miles (1,000 km) north of Montreal, Quebec.

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

In order to exercise the Option and to earn its 75% interest in the Property, Santos has to pay Starfire $10,582 (CAD$10,000) in cash payment and issue 75,000 shares to Starfire, and incur an aggregate of CAD$50,000) in expenditures before April 30, 2010, within the following time schedule:

(a)        pay $10,582 (CAD$10,000) upon signing of the Property Option Agreement (paid);

(b)        issue and deliver 75,000 shares within 10 business days of the date of approval of the Property Option Agreement by the board of directors of Santos (issued in June 2007);

(c)        incur $24,094 (CAD$25,000) of expenditures on the Lourdeau Property on or before September 30, 2008 (in September 2008, Santos paid Starfire cash of $24,094 instead of incurring expenditures on the property);

(d)        incur $8,724 (CAD$10,260) on the Lourdeau Property on or before May 11, 2009 (in May 2009 Santos paid Starfire cash of $8,724 instead of incurring expenditures on the property); and

(e)        incur additional expenditures of approximately $12,588 (CAD$14,740) on the Lourdeau Property on or before April 30, 2010.

Any shares delivered, cash payments made, or expenditures incurred toward the option price that is over and above that required to be made during a particular time will be carried forward and applied against the required payment in subsequent periods.

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

Plan of Operation

Our business plan is to proceed with the exploration of the Lourdeau Claims to determine whether there are commercially exploitable reserves of base and precious metals. We presently have funds to meet our general operating expenses and to meet our obligations under the Property Option Agreement. We do not have the funds to conduct the recommended exploration program. Due to extreme weather conditions, exploration activities can only be conducted between June and August of each year. We are attempting to raise additional money, and have not started the exploration program. If we are able to raise additional money, we can only conduct the exploration program recommended by Mr. Michel Boily in the summer of 2009. We anticipate the recommended program will cost approximately $91,862 (CAD$107,570).

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

Employees

Initially, we intend to use the services of contractors and consultants for exploration work on our properties. At present, we have no paid employees. We believe keeping a low number of full-time employees will conserve cash and allow greater flexibility in the future.

ITEM 1A. RISK FACTORS

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk. There is no assurance that our business will be profitable. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

We are a recently organized business and you cannot evaluate the investment merits of our Company because we have no operating history.

Our Company is only recently organized with no operating history, which makes it difficult to evaluate the investment merits of our Company. Our Company was organized on May 24, 2006 and is a start-up company. We have no operating history and we do not have any business prior to our organization. As of February 28, 2009, we incurred $60,163 to acquire an option to acquire the Lourdeau Property, and $104,269 in professional fees to organize the Company and file a registration statement on Form S-1. We have incurred a total of $163,665 in expenses, with a cash balance of $38,661 as of February 28, 2009.

We may not be able to continue as a going concern if we do not obtain additional financing.

Because of our lack of sufficient funds and short operating history incurring only expenses, and no revenues, our independent accountants' audit report states that there is substantial doubt about our ability to continue as a going concern. Our independent auditor in their audit report have stated that we are in the exploration stage, have no permanently established source of revenue, and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations. As of the date hereof, all our cash has been raised from the issuance of securities.

If we do not obtain additional financing, our business will fail because we cannot fund our business objectives.

In order for us to perform any exploration program, we will need to obtain additional financing. As of February 28, 2009, we had cash in the amount of $38,661 and current liabilities of $20,378. We currently do not have any operations and we have no income. Our business plan calls for incurring approximately $91,862 on an exploration program incorporating grab and channel sampling followed by a helicopter-borne geophysical survey, which would define the targets acquired during the geophysical surveys and sampling campaign. We have sufficient funds to meet our general operating expenses and to meet our obligations under the Property Option Agreement. We do not have funds to conduct the exploration program. If we raised the funds and conducted the exploration programs, and if our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place the Lourdeau Claims into commercial production. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price for uranium, gold, silver, copper, base and precious metals and the cost of exploring for these minerals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Weather interruptions in the province of Quebec may affect and delay our proposed exploration operations and as a result, there may be delays in generating revenues.

We may not have access to the Lourdeau Property during the winter season due to snow in the area and road closures. Extreme weather can also occur in other seasons and limit access to the Lourdeau Property. The summers are very short (from early June to late August). As a result, any attempts to visit, test, or explore the property may be limited to these few months of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can result in our inability to meet deadlines for exploration expenditures required to be made in order to retain title to our claims under provincial mineral property laws.

Because our sole executive officer does not have formal training specific to the mining industry, there is a higher risk our business will fail.

Mr. Richard Pierce, our sole executive officer, does not have any formal training as a geologist, or in the technical aspects of management of a company specializing in mining and exploration for base and precious metals. Mr. Pierce has no business experience with exploration companies, his decisions and choices may not take into account standard exploration or mining approaches commonly used in the industry. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan for the exploration of our mineral claims. In addition, we will have to rely on the technical services of others with expertise in geological exploration in order for us to carry our planned exploration program. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan. There is thus a higher risk of business failure.

Because our sole executive officer has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our sole executive officer is employed on a full time basis by other companies. Because we are in the early stages of our business, Mr. Pierce, our executive officer, devotes approximately 10 hours per week to our affairs. If the demands of our business require the full business time of Mr. Pierce, he is prepared to adjust his timetable to devote up to 15 hours a week. However, Mr. Pierce may not be able to devote sufficient time to the management of our business, as and when needed. It is possible that the demands of Mr. Pierce's other business interests will increase with the result that he would no longer be able to devote sufficient time to the management of our business. Competing demands on Mr. Pierce's time may lead to a divergence between his interests and the interests of other shareholders.

We are highly dependent on our senior management. The loss of our sole executive officer could hinder our ability to pursue our stated plan of operation and obtain debt or equity financing, if and when required.

We believe that our continued success depends to a significant extent upon the efforts and abilities of our senior management and in particular Richard Pierce, our sole executive officer. Mr. Pierce has been in management for over 20 years. We believe that the loss of Mr. Pierce's business and management experience could hinder our ability to pursue our stated plan of operations and obtain debt or equity financing, if and when required.

Because the owner of the Lourdeau Property is Starfire, where our sole executive officer is also a director, there may be conflicts of interest when our Company transacts any business with Starfire.

There may be conflict of interest situations whenever our Company conducts any business with Starfire, the registered owner of the Lourdeau Property. Richard Pierce, our sole executive officer, is also a director of Starfire. Shareholders of Santos will be dependent upon our management exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. There is no way to prevent or control any business transactions between Santos and Starfire relating to the Lourdeau Property that could have a negative or unfavorable consequence for Santos. There is a significant risk that Santos may not receive fair treatment in any transaction connected to the Lourdeau Property and as a result the shareholders of Santos will be adversely affected.

We have no known mineral resources and if we cannot find any mineral resources we may have to cease operations.

We have no measured mineral bodies. If we do not find a mineral body or bodies containing valuable minerals or metals or if we cannot conduct further exploration of any minerals, either because we do not have money to do it or because it is not economically feasible to do it, we may have to cease operations and you will loose your investment.

Our sole asset is a Property Option Agreement and if we fail to make the required payments on a timely basis, we will lose the right to acquire a 75% interest in and to the Lourdeau Property.

Under the Property Option Agreement we have a right and option to acquire a 75% interest in and to the Lourdeau Claims by paying a total of CAD$10,000 in cash; issuing 75,000 shares to Starfire Minerals Inc., the registered owner of the Lourdeau Claims; and incurring at least a total of $55,988 of expenditures on the property before April 30, 2010. As of the date hereof, we have paid Starfire $10,582 (CAD$10,000); issued to Starfire 75,000 shares; and instead of incurring expenditures we paid Starfire $32,818 in cash. We are required to incur additional expenditures of approximately $12,588 (CAD$14,740) before April 30, 2010. Under the agreement we have a choice to either incur the full amount of expenditures within the set time period, or within 45 days after the end of the period, pay Starfire the outstanding balance to be incurred for that specific year by way of either 100% cash or 50% cash and 50% shares (valued at the weighted average trading price during the 10 trading days preceding the period ended). The failure of our Company to make any cash payments and incurring the expenditures within the contractual time limit will allow Starfire to terminate the Property Option Agreement. If the Property Option Agreement is terminated, we will lose all rights to the Lourdeau Property, including any payments previously made to Starfire. The Property Option Agreement is our sole asset and if we lose the contractual rights to acquire the Lourdeau Property, we will have no assets and you may lose all your investment.

Title to the Lourdeau Claims is registered in the name of Starfire Minerals Inc. and Starfire may transfer title to third parties without our knowledge.

The Property Option Agreement only gives us a right to acquire a 75% interest in and to the Lourdeau Claims by fulfilling our obligations under the contract. We cannot prevent Starfire from transferring the Lourdeau Property to third parties. A third party has no way of knowing that we have rights to the Lourdeau Property since ownership is registered in the name of Starfire with the government of Quebec. If the Lourdeau Property is transferred to third parties we may have to litigate in order to determine our ownership rights. There is no way of knowing if Starfire will or has transferred the property to third parties. Our only protection is our contractual rights under the Property Option Agreement.

Since we are subject to compliance with government regulation, which may change, the anticipated costs of our exploration program may increase.

There are several governmental regulations that materially restrict mineral exploration or exploitation. We will be subject to the mining laws of Quebec as we carry out our exploration programs. Because we are a foreign company working on mining claims in Quebec, we will need to register with the government of Quebec before we work on the Lourdeau Claims. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

Because we have nominal assets, we are considered a "shell company" and will be subject to more stringent reporting requirements.

Rule 12b-2 of the Exchange Act defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet states that we have cash as our only asset therefore, we are defined as a shell company. SEC rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the rules do not prevent us from registering securities pursuant to registration statements. SEC rules regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If and when we cease to be a shell company, we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K and in a registration statement on Form 10, within four business days following completion of the transaction together with financial information of the private operating company. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company.

The SEC adopted a new Rule 144 effective February 15, 2008, which makes resale of restricted securities by shareholders of a shell company more difficult. The new Rule 144 cannot be relied upon for the resale of securities of a shell company, and may be relied upon to sell securities of a former shell company only if all of the following conditions are met: the issuer has ceased to be a shell company; the issuer is subject to the reporting requirements of the Exchange Act; the issuer has filed all Exchange Act reports required for the past 12 months; and at least one year has elapsed from the time that the issuer filed current Form 10 information on Form 8-K changing its status to a non-shell company.

Because our directors and sole executive officer, as a group, control approximately 66% of our outstanding common stock, investors may find that corporate decisions influenced by our directors and executive officer are inconsistent with the best interests of other stockholders.

Our directors and sole executive officer, as a group, control approximately 66% of our issued and outstanding shares of common stock. The interests of our directors and executive officer may not be, at all times, the same as that of other shareholders. Since our directors and executive officer are not simply passive investors but also our Board of Directors and executive officer, their interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon our directors and executive officer exercising, in a manner fair to all of our shareholders, their fiduciary duties as an officer or as a member of our board of directors. Also, our directors and executive officer will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of Santos with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with our directors and executive officer may also have the effect of delaying, deferring or preventing a change in control of Santos, which may be disadvantageous to minority shareholders.

If the selling shareholders sell a large number of shares all at once or in blocks, the market price of our shares would most likely decline.

Our Form S-1 Registration Statement filed on November 26, 2008, registered for resale 13,836,500 shares of our common stock held by our selling shareholders, which represents 43.1% of the common shares outstanding. The offer or sale of a large number of shares at any price may cause the market price to fall.

Rules of the Securities and Exchange Commission concerning low priced securities may limit the ability of shareholders to sell their shares

Santos's common stock is subject to Rule 15g-9 of the Securities and Exchange Commission which regulates broker/dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security are provided by the exchange or system. The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level or risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and the broker/dealer's presumed control over the market. This information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. The bid and offer quotations, and the broker/dealer and its salesperson compensation information, must be given to the customer in writing before or with the customer's confirmation. The broker/dealer must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. Monthly statements must be sent by the broker/dealer to the customer disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. These disclosure requirements may reduce the level of trading activity in the market for Santos's common stock and may limit the ability of investors in this offering to sell Santos's common stock in the secondary market.

Our stock has no public trading market and there is no guarantee a trading market will ever develop for our securities.

There has been, and continues to be, no public market for our common stock. An active trading market for our shares has not, and may never develop or be sustained and purchasers of our shares may not be able to resell their securities at prices equal to or greater than the price paid for these shares.

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our only property is an option to acquire a 75% interest in and to 18 mineral claims covering approximately 900.75 hectares (9.01 km2) called the Lourdeau Claims. The Lourdeau Claims are located in the La Grande geological area of Quebec in the James Bay Territory about 620 miles (1,000 km) north of Montreal, Quebec.

We do not own or lease any property other than our interest in the Lourdeau Claims.

Currently, we are not paying any monthly rent for our office space located at 11450 - 201A Street, Maple Ridge, British Columbia.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No Public Market for Common Stock

There is presently no public market for our common stock.

Holders

As of May 27, 2009, there were 41 owners of record of the Company's common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

None.

Recent Sales of Unregistered Securities

The following sets forth certain information regarding sales of, and other transactions with respect to, our securities, which sales and other transactions were not registered pursuant to the Securities Act of 1933, during the last three years. Unless otherwise indicated, no underwriters were involved in such transactions.

On June 19, 2007, we issued an aggregate of 31,040,000 shares of common stock at a price of $0.0005 per share to nine founding shareholders, which include our directors and sole officer. We received $15,520 from this offering. These shares were issued pursuant to Regulation S of the Securities Act of 1933. The purchasers represented to us that they were non-US persons, as defined in Regulation S, and that their intentions to acquire the securities was for investment only and not with a view toward distribution. We did not engage in a distribution of this offering in the United States and no general solicitation was made to the public and no advertising was conducted for the offering.

On June 25, 2007, we issued 75,000 shares of common stock to Starfire Minerals Inc., a British Columbia company, as partial consideration for Starfire granting us an option to acquire 75% of the Lourdeau Claims. These shares are issued at a deemed price of $0.15 per share. These shares were issued pursuant to Regulation S of the Securities Act of 1933. Starfire represented to us that it was a non-US person, as defined in Regulation S, and that its intentions to acquire the securities was for investment only and not with a view toward distribution. We did not engage in a distribution of this offering in the United States and no general solicitation was made to the public and no advertising was conducted for the offering.

On February 1, 2008, we issued 961,500 shares of common stock to 40 purchasers at $0.15 per share pursuant to Regulation S of the Securities Act. The purchasers represented to us that they were non-US persons, as defined in Regulation S, and that their intentions to acquire the securities was for investment only and not with a view toward distribution. We did not engage in a distribution of this offering in the United States and no general solicitation was made to the public and no advertising was conducted for the offering.

Lockup Agreement

Certain shareholders of the Company have agreed to a lockup of sales of Company securities owned by them for certain time periods as specified in a Lockup Agreement. A copy of the Lockup Agreement is attached to this annual report.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial data presented below should be read in conjunction with the more detailed financial statements and related notes, which are included elsewhere in this report. Information discussed herein, as well as elsewhere in this Annual Report on Form 10-K, includes forward-looking statements or opinions regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in forward-looking statements. Among such factors are general business and economic conditions, and risk factors as listed in this Form 10-K or listed from time to time in documents filed by the Company with the Securities and Exchange Commission.

Financial Condition

As at February 28, 2009, Santos had a cash balance of $38,661. Management does not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of Santos' common stock. If Santos is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Santos. Santos does not have any financing arranged and Santos cannot provide investors with any assurance that Santos will be able to raise sufficient funding from the sale of its common stock. In the absence of such financing, Santos' business will fail.

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

Due to Santos' lack of operating history and present inability to generate revenues, Santos' auditors have stated their opinion that there currently exists a substantial doubt about Santos' ability to continue as a going concern. This means that there is substantial doubt whether Santos can continue as an on going business for the next 12 months unless we obtain additional capital to pay our bills. We presently do not have the funds to conduct the recommended exploration program. Further, even if Santos completes its recommended exploration program, we will require additional funds in order to place the Lourdeau Claims into commercial production.

Liquidity

Santos' internal sources of liquidity will be loans that may be available to Santos from management. Although Santos has no written arrangements with any of directors and officers, Santos expects that the directors and officers will provide Santos with internal sources of liquidity, if it is required.

Also, Santos' external sources of liquidity will be private placements for equity conducted outside the United States. Since inception on May 24, 2006 to February 28, 2009, Santos did not complete any definitive arrangements for any external sources of liquidity, except for a private placement in February 2008 where the Company issued 961,500 shares of common stock at $0.15 per share for proceeds of $144,226.

There are no assurances that Santos will be able to achieve further sales of its common stock or any other form of additional financing. If Santos is unable to achieve the financing necessary to continue its plan of operations, then Santos will not be able to continue its exploration programs and its business will fail.

Capital Resources

As of February 28, 2009, Santos had total assets of $38,661 and total liabilities of $20,378 for a net working capital of $18,283, compared with a net working capital of $111,060 as of February 29, 2008. The assets are comprised of cash of $38,661. The liabilities consisted mainly of accounting, audit and legal fees and shareholder loan.

There are no assurances that Santos will be able to achieve further sales of its common stock or any other form of additional financing. If Santos is unable to achieve the financing necessary to continue its plan of operations, then Santos will not be able to continue its exploration programs and its business will fail.

Management estimates that Santos' current cash will be sufficient to meet our general operating expenses for the next 12 months and to meet our obligations under the Property Option Agreement. We do not have the funds to conduct the recommended exploration program which is estimated to cost approximately $91,862 (CAD$107,570). We need to raise additional money to conduct our exploration program. If we are able to raise additional money, we plan to conduct our exploration program in the summer of 2009.

Results of Operations

We did not earn any revenues for the fiscal year ended February 28, 2009 and from inception on May 24, 2006 to February 29, 2008. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred total expenses in the amount of $92,777 during the fiscal year ended February 28, 2009 and total expenses in the amount of $70,888 during the fiscal year ended February 29, 2008. These operating expenses comprised mainly of accounting and legal expenses of $65,587 and mineral property costs of $28,583 for the fiscal year ended February 28, 2009; compared to accounting and legal expenses of $38,682 and mineral property costs of $31,580 during the fiscal year ended February 29, 2008. The increase in expenditure is due to our filing of a registration statement on Form S-1 during the fiscal year ended February 28, 2009.

Off-Balance Sheet Arrangements

Santos has no off-balance sheet arrangements.

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion, including under the heading "Risk Factors". Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance. Other important factors that could cause actual results to differ materially include the following: business conditions, the price of precious metals, ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-K; its quarterly reports on Form 10-Q; and any current reports on Form 8-K. In addition, the Company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

Santos Resource Corp.
(An Exploration Stage Company)

Financial Statements

February 28, 2009

(Presented In US Dollars)

CHARTERED ACCOUNTANTS MacKay LLP	1100 - 1177 West Hastings Street Vancouver, BC V6E 4T5 Tel: (604) 687-4511 Fax: (604) 687-5805 Toll Free: 1-800-351-0426 www.MacKayLLP.ca

Report of Independent Registered Public Accounting Firm

To the Directors of
Santos Resource Corp.
(an Exploration Stage Enterprise)
Vancouver, Canada

We have audited the balance sheets of Santos Resource Corp. (an Exploration Stage Enterprise) as at February 28, 2009 and February 29, 2008 and the statements of operations, stockholders' equity, and cash flows for the years ended February 28, 2009 and February 29, 2008 and the period from incorporation on May 24, 2006 to February 28, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at February 28, 2009 and February 29, 2008 and the results of its operations and its cash flows for the years ended February 28, 2009 and February 29, 2008 and the period from incorporation on May 24, 2006 to February 28, 2009 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to financial statements, the Company is in the exploration stage, and has no permanently established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada May 7, 2009	"MacKay LLP" Chartered Accountants

"MsoNormal">Santos Resource Corp.
(an Exploration stage company)
Balance Sheets
At February 28, 2009
(Expressed in US Dollars)

	February 28, 2009	February 29, 2008
Assets
Current Assets
Cash	$38,661	$132,303
Amount recoverable	-	320
Total Assets	$38,661	$132,623

Liabilities and Stockholders' Equity
Current Liabilities
Accrued Payables	$12,508	$11,711
Payable to Shareholders (Note 3(b))	7,870	9,852
Total Current Liabilities	20,378	21,563

Stockholders' Equity
Common Stock (Note 5) 75,000,000 shares authorized, $0.001 par value 32,076,500 (2008 - 32,076,500) shares issued	32,077	32,077
Additional paid in capital	149,871	149,871
Deficit accumulated during the exploration stage	(163,665)	(70,888)
Total Stockholders' Equity	18,283	111,060
Total Liabilities and Stockholders' Equity	$38,661	$132,623

Nature of Operations and Continuance of Business - Note 1

On Behalf of the Board:

/s/ Richard Pierce                          Director

/s/ Andrew Lee Smith                     Director

The accompanying notes are an integral part of these financial statements

Santos Resource Corp.
 (an Exploration stage company)
Statements of Operations
(Expressed in US Dollars)

	Year Ended	Year Ended	Cumulative to
(Expressed in US Dollars)	February 28,	February 29,	February 28,
	2009	2008	2009
Expenses
General and admin	$175	$346	$521
Foreign exchange loss (gain)	(1,568)	280	(1,288)
Mineral Property Costs	28,583	31,580	60,163
Professional Fees	65,587	38,682	104,269

Total Expenses	92,777	70,888	163,665

Net loss and comprehensive loss	$(92,777)	$(70,888)	$(163,665)
Net loss per share
Basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares
outstanding - basic and diluted	32,076,500	21,813,036

The accompanying notes are an integral part of these financial statements

Santos Resource Corp.
 (an Exploration stage company)
Statement of Stockholders' Equity
At February 28, 2009
(Expressed in US Dollars)

		Common	Stock	Additional Paid-in	Deficit Accumulated During the Exploration	Total Shareholders'
		Number	Par Value	Capital	Stage	Equity

Balance, May 24, 2006 (date of inception)		-	$ -	$ -	$ -	$ -
Net loss for the period ending February 28, 2007		-	-	-	-	-

Balance, February 28, 2007		-	-	-	-	-

Capital Stock issued for subscriptions receivable at $0.0005 per share and services at $0.0005 per share	June 19, 2007	31,040,000	31,040	(15,520)	-	15,520
Mineral Property Option - Starfire Minerals	June 25, 2007	75,000	75	11,175	-	11,250
Private Placement at $0.15 per share	February 1, 2008	961,500	962	143,264	-	144,226
Private Placement Fees	February 1, 2008	-	-	(4,568)	-	(4,568)
Net loss for the year ending February 29, 2008		-	-	15,520	(70,888)	(55,368)

Balance, February 29, 2008		32,076,500	32,077	149,871	(70,888)	111,060
Net loss for the year ending February 28, 2009			-	-	(92,777)	(92,777)
Balance, February 28, 2009		32,076,500	$ 32,077	$ 149,871	$ (163,665)	$ 18,283

The accompanying notes are an integral part of these financial statements

Santos Resource Corp.
 (an Exploration stage company)
Statements of Cash Flows
(Expressed in US Dollars)

	Year Ended	Year Ended	Cumulative to
	February 28,	February 29,	February 28,
	2009	2008	2009

Cash flows used in Operating Activities
Net loss for the period	$(92,777)	$(70,888)	$(163,665)
Adjustments to net loss for non-cash activities
Shares issued for property acquisition	-	11,250	11,250
Unrealized foreign exchange loss (gain)	(1,982)	-	(1,982)
Services provided by founders in exchange for shares	-	15,520	15,520
Decrease (Increase) in GST Receivable	-	(320)	(320)
Increase (Decrease) in accrued payable	1,117	11,711	12,828

Net cash used in operating activities	(93,642)	(32,727)	(126,369)

Cash flows from financing activities
Capital Stock issued	-	159,746	159,746
Private Placement Fees	-	(4,568)	(4,568)
Advances from shareholders	-	9,852	9,852
Net cash flows from financing activities	-	165,030	165,030

Cash increase (decrease) during the period	(93,642)	132,303	38,661

Cash beginning of the period	132,303	0	0

Cash end of the period	$38,661	$132,303	$38,661

Interest Paid in the period	$-	$-	$-
Income Taxes Paid in the period	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Santos Resource Corp.
 (an exploration stage company)
Notes to the Financial Statements
For the year ending February 28, 2009
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

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at February 28, 2009, the Company has never generated any revenues and has an accumulated loss of $163,665, since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.        Summary of Significant Accounting Policies

a)        Use of Estimates

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

b)        Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period would be used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no dilutive instruments outstanding at February 28, 2009.

Santos Resource Corp.
 (an exploration stage company)
Notes to the Financial Statements
For the year ending February 28, 2009
(Expressed in U.S. dollars)

2.        Summary of Significant Accounting Policies (continued)

c)        Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

d)        Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)        Mineral Property Costs

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

f)         Long-lived Assets

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

g)        Financial Instruments

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

Santos Resource Corp.
 (an exploration stage company)
Notes to the Financial Statements
For the year ending February 28, 2009
(Expressed in U.S. dollars)

2.        Summary of Significant Accounting Policies (continued)

h)        Income Taxes

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

i)         Foreign Currency Translation

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

j)         Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115".  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the FASB issued Statement No. 141(R), "Business Combinations" (SFAS 141(R)), which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company believes that adoption of SFAS 141(R) will have an effect on our operating results with respect to future acquisitions, if any.

Santos Resource Corp.
 (an exploration stage company)
Notes to the Financial Statements
For the year ending February 28, 2009
(Expressed in U.S. dollars)

2.        Summary of Significant Accounting Policies (continued)

j)         Recent Accounting Pronouncements (continued)

In February 2008, the FASB issued FASB Staff Position No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" (FSP 157-1). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In addition, on February 12, 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" (FSP 157-2), which amends SFA 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This pronouncement was effective upon issuance. The Company has deferred the adoption of SFAS 157 with respect to all non-financial assets and liabilities in accordance with the provisions of this pronouncement. On March 1, 2009, SFAS 157 will be applied to all other fair value measurements for which the application was deferred under FSP 157-2. The Company is currently assessing the impact SFAS 157 will have in relation to non-financial assets and liabilities on the financial statements.

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS 161). SFAS 161 amends and expands the disclosure requirements of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate the adoption of SFAS 161 will have a material impact on its results of operations, cash flows or financial condition.

3.         Related Party Transactions

a)          On June 25, 2007, the Company issued 75,000 shares of common stock at $0.15 per share to Starfire Minerals as part of its contract to Option to Purchase Property in Quebec.  Richard Pierce, President of Santos Resource Corp. is a director on the board of each company.

b)          A shareholder loaned the company US$7,870 (CAD$10,000) in April 2007. The loan is non interest bearing and unsecured and is payable upon request from the shareholder.

4.         Mineral Properties

On June 25, 2007 the Company signed an option agreement to acquire a 75% interest in 18 mineral property claims in Northern Quebec known as the Lordeau Property, with Starfire Minerals Inc. ("Starfire"). Santos was granted an option to acquire 75% of the right, title and undivided interest in the property (subject to the NSR Royalty reserved to Starfire). Amended terms and conditions are as follows:

a)          $10,000 cash payment by Santos:

(i)           $10,000 on execution of this agreement (paid);

Santos Resource Corp.
 (an exploration stage company)
Notes to the Financial Statements
For the year ending February 28, 2009
(Expressed in U.S. dollars)

4.         Mineral Properties (continued)

b)         75,000 common shares of Santos to be allotted and issued and certificates therefore delivered to Starfire as follows:

(i)           75,000 common shares (issued June 25, 2007)

c)         Exploration expenditures paid

(i)           $24,092 on September 19, 2008;

d)         Exploration expenditures to be incurred:

(i)           $8,072 on or before May 11, 2009 (paid subsequent to year end)

(ii)          $11,384 on or before April 30, 2010

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

Santos will pay Starfire a 3% net smelter return royalty ("NSR Royalty").  Santos may purchase in the aggregate up to two-thirds (i.e., 2% NSR Royalty) of the NSR Royalty on the basis of one hundred thousand dollars for each one-tenth percent of the NSR Royalty (i.e., $100,000 per 0.1% NSR Royalty) acquired on the first one-half of the NSR Royalty (i.e., the first 1% NSR Royalty), and one hundred fifty thousand ($150,000) dollars for each one-tenth percent of the NSR Royalty (i.e., $150,000 per 0.1% NSR Royalty) thereafter for the remaining NSR Royalty (i.e., the remaining 1% NSR Royalty).  To exercise its option to purchase the NSR Royalty or any portion thereof, Santos must provide the Owner with at least 30 days advance written notice of its intention to do so, and must close upon each purchase within 60 days of each notice.

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

Santos Resource Corp.
 (an exploration stage company)
Notes to the Financial Statements
For the year ending February 28, 2009
(Expressed in U.S. dollars)

6.          Commitments

On July 16, 2007, we entered into a services retainer agreement with Fraser and Company LLP, to provide legal services to Santos.  Pursuant to the agreement, Fraser and Company LLP will provide legal services in connection with the organization and set up of Santos and the preparation and filing of a registration statement with the SEC for a fee of approximately $50,000 (CAD$50,000), which has been paid in full at February 28, 2009.

7.          Financial Instruments

The Company's financial instruments consist of cash, shareholder loans and accrued payables, unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying value, unless otherwise noted.

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

At February 28, 2009 the Company had the following financial assets and liabilities in Canadian dollars:

		USD equivalent		CDN Dollars
Cash on deposit Due to Shareholder	$ $	2,790 7,870	$ $	3,545 10,000
Accounts payable and accrued liabilities		$10,810		$13,741

At February 28, 2009 US dollar amounts were converted at a rate of $0.78670 Canadian dollars to $1.00 US dollar.

Santos Resource Corp.
 (an exploration stage company)
Notes to the Financial Statements
For the year ending February 28, 2009
(Expressed in U.S. dollars)

8.         Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has a net operating loss of $70,888, which expires in 2028 and $92,777, which expires in 2029. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at year end and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	Year	Year
	ended	ended
	February 28,	February 29,
	2009	2008
	$	$

Net Loss	92,777	70,888

Statutory Tax Rate	35%	35%

Deferred Tax Asset	32,472	24,811

Valuation Allowance	(32,472)	(24,811)

Net Deferred Tax Asset	-	-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and Rule 15d-15(e) as of the end of the fiscal year covered by this annual report.  Based on that evaluation, the principal executive officer and principal financial officer have identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of its financial procedures.  Other than for this exception, the principal executive officer and principal financial officer believe the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers And Directors

The following table sets forth the directors and executive officers of our Company, their ages, term served and all officers and positions with our Company.  Pursuant to our bylaws, our directors are elected at our annual meeting of stockholders and each director holds office until his successor is elected and qualified.  Officers are elected by our Board of Directors and hold office until an officer's successor has been duly appointed and qualified unless an officer sooner dies, resigns or is removed by the Board.

There are no arrangements or understandings regarding the length of time a director of our company is to serve in such a capacity.

Name	Age	Position
Richard Pierce	48	Director and President, Secretary and Treasurer
Shih-Yi Chuang	31	Director
Andrew Lee Smith	53	Director

Business Experience

Set forth below is a brief description of the background and business experience of our current executive officers and directors:

Richard Pierce has been a Director, President and Secretary-Treasurer of the Company since September 13, 2006.  Mr. Pierce is also presently the President and CEO of GFR Pharma Ltd. (since 1998), GFR Health Ltd. (since 1998) and Biologic Nutritional Resources Inc. (since 2006).  GFR Pharma is a contract manufacturer of Nutraceutical products, GFR Health distributes Nutraceutical products for the human market, and Biologic distributes nutraceuticals for the pet (animal) market.  Mr. Pierce was also President and CEO of GFR Pharmaceuticals Inc. (from 2000 to 2006), a Nevada company whose shares are quoted on the NASD OTC Bulletin Board.  Mr. Pierce is also presently a director of Starfire Minerals Inc., a British Columbia company whose shares are listed on the TSX Venture Exchange, and the Berlin, Frankfurt and Struttgart Stock Exchanges in Germany.  Starfire is also an exploration company with mineral properties and projects in Ontario and British Columbia.  Mr. Pierce is one of five directors of Starfire, and in the event of a conflict, Mr. Pierce will abstain from voting on a directors resolution in both Santos and Starfire.

During our early stages of business development, our President intends to devote approximately 10 hours per week of his time to our business.  If, however, the demands of our business require more business time, such as raising additional capital or addressing unforeseen issues with regard to our plan of operations, he is prepared to adjust his timetable to devote up to 15 hours a week on our business in furtherance of our plan of operations.  However, Mr. Pierce may not be able to devote sufficient time to the management of our business, as and when needed.

Shih-Yi Chuang has been a Director of the Company since June 26, 2007.  Mr. Chuang has been working in the investment field as a wealth management advisor for Cathay Life in Taiwan since 2001.  Mr. Chuang is currently an assistant manager in the wealth management division and as one of the largest life insurance companies in Asia, Mr. Chuang's experience includes working with some of Cathay Life's largest clients advising them on insurance and equity investment strategies.  Mr. Chuang is also heavily involved in training Cathay Life advisors and giving speeches on investing for Cathay Life.

Mr.Chuang holds a Masters Degree in Information Management in 2001 from Trans World University in Tai-Nai, Taiwan.  Presently, Mr. Chuang is not on the board of any public companies, although he has previously served as a director of public companies.

Andrew Lee Smith, B.Sc., P.Geo., has been a Director of the Company since May 24, 2006.  Mr. Smith was the President of the Company from May 24, 2006 to September 13, 2006.  Mr. Smith has over 20 years of experience in exploring, developing and operating North American base and precious metal mining projects.  He is presently the President of Iron Mask Exploration Ltd., a Vancouver-based corporate and geological management firm that provides consulting services to the mining industry.  Mr. Smith is also presently Chief Executive Officer and a director of Canaco Resources Inc., and Chief Executive Officer, President and a director of True North Gems, both companies listed on the TSX

Venture Exchange.  Mr. Smith is also a director of Daytona Energy Corp. and Cincoro Capital Corp., companies listed on the TSX Venture Exchange; and a director of Candente Resource Corp., a company listed on the Toronto Stock Exchange.

Mr. Smith holds a Hons. BSc in Earth Sciences from the University of Waterloo and is a professional geologist. He has been a registered member of the Association of Professional Engineers and Geoscientists of British Columbia since January 2001.  Prior to this date, he was a Fellow of the Geological Association of Canada and the Society of Economic Geologists.

We intend to rely on Mr. Smith to provide the expertise in geological exploration in order for us to carry our planned exploration program.  If we do retain the services of Mr. Smith, we will compensate Mr. Smith at the public going rate.  However, Mr. Smith may not be able to devote sufficient time to our exploration program, as and when needed.  We may need to rely on the technical services of others with expertise in geological exploration in order for us to carry our planned exploration program.  We have not contracted with any geologist to assist with the exploration programs.  At the right time, we will hire from the available pool of contract geologists depending on the time of the year and availability of experience.  Presently, there are no other agreements or understandings to hire such geologists or engineers.

No Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors.  We do not have an audit committee or financial expert on our Board carrying out the duties of the audit committee.  Our Board has determined that we do not need such an expert because we are a start-up exploration company and have no revenue.  The cost of hiring a financial expert to act as a director of Santos and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.  We do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

No Nominating Committee

We do not have a standing nominating committee, our Board of Directors is responsible for identifying new candidates for nomination to the Board.  We have not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the Board of Directors.

Code of Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and persons performing similar functions within the Company.  A copy of the code of ethics is filed with the SEC as an exhibit to the Company's Form S-1 filed on July 14, 2008.  If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our directors, officers and employees, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Family Relationships

There are no family relationships between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such reports received by us, or written representations from certain reporting persons, we believe that during fiscal year covered by this annual report, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, with the exception of the following:

Shih-Yi Chuang failed to file a Form 3 to report his initial ownership of securities of the Company.

ITEM 11. EXECUTIVE COMPENSATION

Presently, we do not pay our directors or officers any salary or consulting fees.  Our directors and executive officer do not currently receive and have never received any compensation for serving as a director or executive officer of the Company.  In addition, at present, there are no ongoing plans or arrangements for compensation of any of our officers.  There are no plans or agreements for compensation of our officers and directors even if certain milestones are achieved in the business plan.  However, we expect to adopt a plan of reasonable compensation to our officers and employees when and if we become operational and profitable.

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to us in all capacities during the fiscal years ended February 28, 2009, February 29, 2008 and February 28, 2007, by our executive officers and our directors.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock & Option Awards ($)	Total ($)
Richard Pierce President, Secretary and Treasurer	Feb. 28, 2009	None	None	None	None
	Feb. 29, 2008	None	None	None	None
	Feb. 29, 2007(1)	None	None	None	None

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock & Option Awards ($)	Total ($)
Andrew Lee Smith Former President	Feb. 29, 2007(1)	None	None	None	None

(1)   On September 13, 2006, Andrew Lee Smith resigned as President and Richard Pierce was appointed President.

Director Compensation Table

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards or Options (#)	All other Compensation All other Compensation ($)
Richard Pierce	Feb. 28, 2009	None	None	None
Shih-Yi Chuang	Feb. 28, 2009	None	None	None
Andrew Lee Smith	Feb. 28, 2009	None	None	None

No Option Plans

We do not presently have a stock option plan but intend to develop an incentive based stock option plan for our officers and directors in the future and may reserve up to 20% of our outstanding shares of common stock for that purpose.

No Compensation Committee

We do not have a compensation committee.  The functions of the compensation committee are currently carried out by our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans previously approved by security holders	Nil	Not Applicable	Nil

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not previously approved by security holders	Nil	Not Applicable	Nil

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of May 27, 2009, with respect to the beneficial ownership of our company's common stock with respect to each named director and executive officer of our Company, each person known to our Company to be the beneficial owner of more than five percent (5%) of said securities, and all directors and executive officers of our Company as a group.  Unless otherwise indicated, the address for each listed person is c/o Santos Resource Corp., 11450 - 201A Street, Maple Ridge, British Columbia  V2X 0Y4.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Richard Pierce President, Secretary & Treasurer and Director	Common	7,022,000	21.9%
Shih-Yi Chuang Director	Common	7,022,000	21.9%
Andrew Lee Smith Director	Common	7,182,000	22.4%
David W. Smalley Vancouver, BC	Common	3,104,000	9.7%
All officers & directors as a group (3 persons)	Common	21,226,000	66.2%

(1)   The percentage of class is based on 32,076,500 shares of common stock outstanding as of the date hereof.

The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as discussed below, since the beginning of Santos' last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder owing more than 5% of our shares of common stock has had any direct or indirect material interest in any transaction or currently proposed transaction, which Santos was or is to be a participant, that exceeded the lesser of (1) $120,000, or (2) 1% of the average of Santos's total assets at year end for the last two completed fiscal years.

Our director and sole executive officer, Richard Pierce is also a director of Starfire Minerals Inc.  On June 25, 2007, we entered into a Property Option Agreement with Starfire that allows us to acquire a 75% interest in and to the Lourdeau Claims.  On May 29, 2008, we amended the property option agreement with Starfire whereby our option to acquire the Lourdeau Claims is subject to the approval of the TSX Venture Exchange, which approval was obtained in September 2008.  On April 23, 2009, we amended the Property Option Agreement again, which amends the schedule to the final $25,000 of Expenditures to earn Starfire's interest in the Lordeau property.  Pursuant to the Property Option Agreement, as amended, we paid Starfire $10,582 (CAD$10,000) in 2007, $24,094 (CAD$25,000) in 2008, and $8,724 (CAD$10,260) in May 2009; and we issued 75,000 shares of common stock to Starfire in 2007.  Under the Property Option Agreement we are obligated to incur additional expenditures of approximately $12,588 (CAD$14,740) on the Lourdeau Property on or before April 30, 2010 or pay Starfire either 100% in cash or 50% in cash and 50% in shares (valued at the weighted average trading price during the 10 trading days preceding the period ended).  The 75,000 shares have a deemed value of $11,250.

We have no formal written employment agreement or other contracts with our officers, and there is no assurance that the services to be provided by them, and facilities to be provided by Mr. Pierce, will be available for any specific length of time in the future.  Mr. Pierce anticipates initially devoting up to approximately 10 hours a week of his business time to the affairs of our Company. If and when the business operations of our company increase and a more extensive time commitment is needed, Mr. Pierce is prepared to devote up to 15 hours a week in the event that becomes necessary. The amounts of compensation and other terms of any full time employment arrangements with our Company would be determined if and when such arrangements become necessary.

We incurred and paid legal fees of $47,023 during the fiscal year ended February 28, 2009 to Fraser and Company LLP, a law firm of David Smalley is a partner.  Mr. Smalley owns over 5% of our common stock.

The Company's transactions with its officers, directors and affiliates have been and such future transactions will be, on terms no less favorable to the Company than could have been realized by the Company in arm's length transactions with non-affiliated persons and will be approved by a majority of the independent disinterested directors.

Directors Independence

Two of our three directors are independent, pursuant to the definition of an "independent director" set forth in Rule 4200(a)(15) of the NASDAQ Manual.  Shih-Yi Chuang and Andrew Lee Smith are independent, and Richard Pierce is not independent as he is our sole executive officer.  In summary, an "independent director" means a person other than an executive officer or employee of the issuer or any other individual having a relationship which, in the opinion of the issuer's board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from the issuer in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of the issuer's stock will not preclude a director from being independent.

We do not have a compensation committee, nominating committee or audit committee, the functions of these committees are performed by our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed to the Company for the fiscal years ending February 28, 2009 and February 29, 2008 by MacKay LLP were as follows:

	Year ended Feb. 28, 2009	Year ended Feb. 29, 2008
Audit Fees	$12,000	$Nil
Audit-Related Fees	$4,500	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.  Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit Listing

			Incorporated by reference
Exhibit No.	Description of Exhibit	Filed herewith	Form	Exhibit	Filing date (mm/dd/yy)
3.1	Articles of Incorporation		S-1	3.1	07/14/08
3.1	Bylaws		S-1	3.2	07/14/08
4.1	Specimen Stock Certificate		S-1	3.2	07/14/08
10.1	Mineral Property Option Agreement dated June 25, 2007 between Starfire Minerals Inc. and Santos Resource Corp., whereby Santos has an option to acquire a 75% interest in and to the Lourdeau Property		S-1	10.1	07/14/08
10.2	Mineral Property Option Amending Agreement dated May 29, 2008 between Starfire Minerals Inc. and Santos Resource Corp.		S-1	10.2	11/26/08
10.3	Mineral Property Option Agreement Amendment No. 2 dated April 23, 2009 between Starfire Minerals Inc. and Santos Resource Corp.	X
10.4	Form of Lockup Agreement dated April 27, 2009	X
14	Code of Ethics		S-1	14	07/14/08
31.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

SANTOS RESOURCE CORP.
Date: May 27, 2009	By: /s/ Richard Pierce Richard Pierce President, Secretary and Treasury (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on the dates indicated.

Date	Signature	Title
Date: May 27, 2009	/s/ Richard Pierce Richard Pierce	President, Secretary, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)
Date: May 27, 2009	/s/ Shih-Yi Chuang Shih-Yi Chuang	Director
Date: May 27, 2009	/s/ Andrew Lee Smith Andrew Lee Smith	Director