Form 10-Q
period 2009-05-31
Santos Resource Corp.
filed 2009-07-15
CIK 1435387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2009
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission File Number 000-53520

Santos Resource Corp.
(Exact name of registrant as specified in its charter)

Nevada (State of Incorporation)	98-0507846 (I.R.S. Employer Identification No.)

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

Yes ☒      No ❒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ❒      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ❑

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class: common stock - $0.001 par value	Outstanding at July 15, 2009: 32,076,500

Santos Resource Corp.
(An Exploration Stage Company)

Financial Statements

May 31, 2009

(Presented In US Dollars)

Santos Resource Corp.
(an Exploration stage company)
Balance Sheets
At May 31, 2009
(Expressed in US Dollars)
(Unaudited)

	May 31, 2009 (Unaudited)	February 28, 2009
Assets
Current Assets
Cash	$27,861	$38,661
Total Assets	$27,861	$38,661

Liabilities and Stockholders Equity
Current Liabilities
Accrued Payables	$10,030	$12,508
Payable to Shareholders Note 3(b)	9,172	7,870
Total Current Liabilities	19,202	20,378

Stockholders' Equity
Common Stock (Note 5) 75,000,000 shares authorized, $0.001 par value - 32,076,500 shares issued	32,077	32,077
Additional paid in capital	149,871	149,871
Deficit accumulated during the exploration stage	(173,289)	(163,665)
Total Stockholders' Equity	8,659	18,283
Total Liabilities and Stockholders' Equity	$27,861	$38,661

Nature of operations and continuance of Business - Note 1

On Behalf of the Board:

/s/ Richard Pierce                                     Director

/s/ Andrew Lee Smith                                Director

The accompanying notes are an integral part of these interim financial statements

Santos Resource Corp.
 (an Exploration stage company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months Ended	Three months Ended	Cumulative to
	May 31,	May 31,	May 31,
	2009	2008	2009
Expenses
General and Administrative	$61	$210	$582
Foreign Exchange	656	-	(632)
Mineral Property Costs	8,926	-	69,089
Professional Fees	(19)	21,100	104,250

Total Expenses	9,624	21,310	173,289

Net loss and comprehensive loss	$(9,624)	$(21,310)	$(173,289)
Net loss per share
Basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares
outstanding - basic and diluted	32,076,500	32,076,500

The accompanying notes are an integral part of these interim financial statements

Santos Resource Corp.					Deficit
(an Exploration stage company)					Accumulated
Statement of Stockholders' Equity				Additional	During the	Total
At May 31, 2009		Common	Stock	Paid-in	Exploration	Stockholders'
(Expressed in US Dollars) (Unaudited)		Number	Par Value	Capital	Stage	Equity

Balance, May 24, 2006
(date of inception)		-	$ -	$ -	$ -	$ -
Net loss for the period ending
February 28, 2007		-	-	-	-	-
Balance, February 28, 2007		-	-	-	-	-

Capital Stock issued for subscriptions receivable at $0.0005 per share and services at $0.005 per share	June 19, 2007	31,040,000	31,040	(15,520)		15,520
Mineral Property Option - Starfire Minerals	June 25, 2007	75,000	75	11,175	-	11,250
Private Placement Fees at $0.15 per share	Feb 1, 2008	961,500	962	143,264	-	144,226
Private Placement Fees	Feb 1, 2008	-	-	(4,568)	-	(4,568)
Net loss, for the year ending
February 29, 2008		-	-	15,520	(70,888)	(55,368)
Balance, February 29, 2008		32,076,500	32,077	149,871	(70,888)	111,060
Net loss, for the year ending
February 28, 2009		-	-	-	(92,777)	(92,777)
Balance, February 28, 2009		32,076,500	32,077	149,871	(163,665)	18,283
Net loss, for the three months ending
May 31, 2009		-	-	-	(9,624)	(9,624)
Balance, May 31, 2009		32,076,500	$ 32,077	$ 149,871	$ (173,289)	$ 8,659

The accompanying notes are an integral part of these interim financial statements

Santos Resource Corp.
 (an Exploration stage company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Three months ending	Three months ending	Cumulative to
	May 31,	May 31,	May 31,
	2009	2008	2009

Cash flows used in Operating Activities
Net loss for the period	$(9,624)	$(21,310)	$(173,289)
Adjustments to net loss for non-cash activities
Shares issued for property acquisition	-	-	11,250
Services provided by founders in exchange for shares	-	-	15,520
Unrealized foreign exchange loss (gain)	1,302	-	(680)
Decrease (Increase) in GST Receivable	-	(110)	-
Increase (Decrease) in accrued payable	(2,478)	(9,401)	10,030

Net cash used in operating activities	(10,800)	(30,821)	(137,169)

Cash flows from financing activities
Capital Stock issued	-	-	159,746
Private Placement Fees	-	-	(4,568)
Advances from shareholders	-	-	9,852
Net cash flows from financing activities	-	-	165,030

Cash increase (decrease) during the period	(10,800)	(30,821)	27,861

Cash beginning of the period	38,661	132,303	-

Cash end of the period	$27,861	$101,482	$27,861

Interest Paid in the period	-	-	-
Income Taxes Paid in the period	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

Santos Resource Corp.
 (an exploration stage company)
Notes to the Financial Statements
For the period ending May 31, 2009
(Expressed in U.S. dollars)

1.         Nature of Operations and Continuance of Business

Santos Resource Corp. (the "Company") was incorporated in the state of Nevada on May 24, 2006.  The Company is an Exploration Stage Company.  The Company's principal business is the acquisition and exploration of mineral properties.  The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2009, the Company has never generated any revenues and has an accumulated loss of $173,289, since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.         Summary of Significant Accounting Policies

a)         Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods ended May 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended February 29, 2009.

b)         Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" and No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" has been adopted as of March 1, 2009 and is reflected in these statements.

Santos Resource Corp.
 (an exploration stage company)
Notes to the Financial Statements
For the period ending May 31, 2009
(Expressed in U.S. dollars)

2.         Summary of Significant Accounting Policies (continued)

b)         Recent Accounting Pronouncements (continued)

In February, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement expands the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This has been adopted as of March 1, 2009, there was no impact to the financial statements.

3.         Related Party Transactions

a)         On June 25, 2007, the Company issued 75,000 shares of common stock at $0.15 per share to Starfire Minerals as part of its contract to Option to Purchase Property in Quebec.  Richard Pierce, President of Santos Resource Corp. is a director on the board of each company.

b)         A shareholder loaned the company US$9,172 (CAD$10,000) in April 2007. The loan is non interest bearing and unsecured and is payable upon request from the shareholder.

4.         Mineral Properties

On June 25, 2007 the Company signed an option agreement, with a related party, to acquire a 75% interest in 18 mineral property claims in Northern Quebec known as the Lordeau Property, with Starfire Minerals Inc. ("Starfire"). Santos was granted an option to acquire 75% of the right, title and undivided interest in the property (subject to the NSR Royalty reserved to Starfire). Terms and conditions are as follows:

a)         CDN$10,000 cash payment by Santos:

(i)         $10,582 (CDN $10,000) on execution of this agreement (paid);

b)         75,000 common shares of Santos to be allotted and issued and certificates therefore delivered to Starfire as follows:

(i)         75,000 common shares (issued June 25, 2007)

c)         Exploration expenditures paid

(i)         $24,092 (CDN$25,000) on September 19, 2008;

(ii)         $8,926 (CDN$10,260) on May 11, 2009

d)         Exploration expenditures to be incurred:

(i)         $12,823 (CDN$14,740) to be paid on or before April 30, 2010

Santos Resource Corp.
 (an exploration stage company)
Notes to the Financial Statements
For the period ending May 31, 2009
(Expressed in U.S. dollars)

4.         Mineral Properties (continued)

In the event that the Company fails to incur the full amount of Expenditures in a given period, the Company may, within 45 days of the end of such period pay Starfire an amount equal to the outstanding balance to be incurred by way of 50% cash and 50% shares (valued at the weighted average trading price for the 10 trading days preceding the period end date).

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

Santos Resource Corp.
 (an exploration stage company)
Notes to the Financial Statements
For the period ending May 31, 2009
(Expressed in U.S. dollars)

6.         Financial Instruments

The Company's financial instruments consist of cash, shareholder loans and accrued payables unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying value, unless otherwise noted.

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

At May 31, 2009 the Company had the following financial assets and liabilities in Canadian dollars:

		USD equivalent		CDN Dollars
Cash on deposit Due to Shareholder	$ $	3,190 9,172	$ $	3,479 10,000
Accounts payable and accrued liabilities		$10,030		$10,995

At May 31, 2009 US dollar amounts were converted at a rate of $1.0961 Canadian dollars to $1.00 US dollar.

Santos Resource Corp.
 (an exploration stage company)
Notes to the Financial Statements
For the period ending May 31, 2009
(Expressed in U.S. dollars)

7.         Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has a net operating loss of $163,665, which expires in 2029. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at February 28, 2009 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

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

Lourdeau Claims

Under the Property Option Agreement entered into on June 25, 2007, we acquired an option to acquire a 75% interest in and to 18 mineral claims called the Lourdeau Claims from Starfire Minerals Inc., the registered owner of the Lourdeau Claims.  On May 29, 2008, we amended the property option agreement whereby our option to acquire the Lourdeau Claims is subject to the approval of the TSX Venture Exchange, which approval was obtained in September 2008.  On April 23, 2009, we amended the Property Option Agreement again, which amends the schedule to the final $25,000 of Expenditures to earn Starfire's interest in the Lourdeau Claims.  The Lourdeau Claims consist of 18 mineral claims covering approximately 900.75 hectares (9.01 km2), located in the La Grande geological area of Quebec in the James Bay Territory about 620 miles (1,000 km) north of Montreal, Quebec.

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

(d)        incur $8,724 (CAD$10,260) on the Lourdeau Property on or before May 11, 2009 (in May 2009 Santos paid Starfire cash of $8,724 instead of incurring expenditures on the property); and

(e)        incur additional expenditures of approximately $12,674 (CAD$14,740) on the Lourdeau Property on or before April 30, 2010.

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

Plan of Operation

Our business plan is to proceed with the exploration of the Lourdeau Claims to determine whether there are commercially exploitable reserves of base and precious metals.  We presently have funds to meet our general operating expenses and to meet our obligations under the Property Option Agreement.  We do not have the funds to conduct the recommended exploration program.  Due to extreme weather conditions, exploration activities can only be conducted between June and August of each year.  We are attempting to raise additional money, and have not started the exploration program.  If we are able to raise additional money, we can only conduct the exploration program recommended by Mr. Michel Boily in the summer of 2009.  We anticipate the recommended program will cost approximately $92,494 (CAD$107,570).

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

Risk Factors

An investment in Santos's common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Santos's Annual Report on Form 10-K filed on May 27, 2009.

Financial Condition

As at May 31, 2009, Santos had a cash balance of $27,861.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Santos' common stock.  If Santos is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Santos.  Santos does not have any financing arranged and Santos cannot provide investors with any assurance that Santos will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Santos' business will fail.

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

Also, Santos' external sources of liquidity will be private placements for equity conducted outside the United States.  Since inception on May 24, 2006 to May 31, 2009, Santos did not complete any definitive arrangements for any external sources of liquidity, except for a private placement in February 2008 where the Company issued 961,500 shares of common stock at $0.15 per share for proceeds of $144,226.

Capital Resources

As of May 31, 2009, Santos had total assets of $27,861 and total liabilities of $19,202 for a net working capital of $8,659, compared with a net working capital of $18,283 as of February 28, 2009.  The assets as at May 31, 2009 are comprised of mainly of cash of $27,861.  The liabilities consisted mainly of accounting, audit and legal fees and shareholder loan.

There are no assurances that Santos will be able to achieve further sales of its common stock or any other form of additional financing.  If Santos is unable to achieve the financing necessary to continue its plan of operations, then Santos will not be able to continue its exploration programs and its business will fail.

Management estimates that Santos' current cash will be sufficient to meet our general operating expenses for the next 12 months and to meet our obligations under the Property Option Agreement.  We do not have the funds to conduct the recommended exploration program which is estimated to cost approximately $92,494 (CAD$107,570).  We need to raise additional money to conduct our exploration program.  If we are able to raise additional money, we plan to conduct our exploration program in the summer of 2009.

Results of Operations

We did not earn any revenues for the three months ended May 31, 2009 and for the fiscal year ended February 28, 2009.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred total expenses in the amount of $9,624 during the three months ended May 31, 2009, compared with total expenses in the amount of $21,310 incurred during the three months ended May 31, 2008.  These operating expenses comprised mainly of mineral property costs of $8,926 during the three months ended May 31, 2009; and accounting and legal expenses of $21,100 during the three months ended May 31, 2008.  We incurred total expenses of $173,289 since inception on May 24, 2006 to May 31, 2009.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

None.

PART II  -  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporated by reference
Exhibit No.	Description of Exhibit	Filed herewith	Form	Exhibit	Filing date (mm/dd/yy)
3.1	Articles of Incorporation		S-1	3.1	07/14/08
3.2	Bylaws		S-1	3.2	07/14/08
4.1	Specimen Stock Certificate		S-1	4.1	07/14/08
31.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTOS RESOURCE CORP.
Date: July 15, 2009	By: /s/ Richard Pierce Richard Pierce Director, President and Treasurer