Form 10-Q
period 2009-08-31
Santos Resource Corp.
filed 2009-10-15
CIK 1435387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2009
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission File Number 000-53520

Santos Resource Corp.
(Exact name of registrant as specified in its charter)

Nevada (State of Incorporation)	98-0507846 (I.R.S. Employer Identification No.)

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

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ❑

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class: common stock - $0.001 par value	Outstanding at October 14, 2009: 32,076,500

Santos Resource Corp.
(An Exploration Stage Company)

Financial Statements

August 31, 2009

(Unaudited - Prepared by Management)

(Presented In US Dollars)

Santos Resource Corp.
(an Exploration stage company)
Balance Sheets
At August 31, 2009
(Expressed in US Dollars)
(Unaudited)

	August 31, 2009 (Unaudited)	February 28, 2009
Assets
Current Assets
Cash	$6,452	$38,661
Total Assets	$6,452	$38,661

Liabilities and Stockholders Equity
Current Liabilities
Accounts payable and accrued liabilities	$-	$12,508
Payable to shareholders (Note 3)	9,118	7,870
Total Current Liabilities	9,118	20,378

Stockholders' Equity (Deficit)
Common Stock 75,000,000 shares authorized, $0.001 par value - 32,076,500 shares issued (2009 - 32,076,500)	32,077	32,077
Additional paid in capital	149,871	149,871
Deficit accumulated during the exploration stage	(184,614)	(163,665)
Total Stockholders' Equity (Deficit)	(2,666)	18,283
Total Liabilities and Stockholders' Equity	$6,452	$38,661

Nature of operations and continuance of Business - Note 1

On Behalf of the Board:

/s/ Richard Pierce                       Director

/s/ Andrew Lee Smith                 Director

The accompanying notes are an integral part of these interim financial statements

Santos Resource Corp.
(an Exploration stage company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months Ended	Three months Ended	Six months Ended	Six months Ended	Cumulative to
	August 31,	August 31,	August 31,	August 31,	August 31,
	2009	2008	2009	2008	2009
Expenses
General and Administrative	$24	$23	$85	$72	$606
Foreign Exchange	100	(157)	756	5	(532)
Mineral Property Costs	-	3,500	8,926	3,500	69,089
Professional Fees	11,201	4,548	11,182	25,648	115,451

Total Expenses	11,325	7,914	20,949	29,225	184,614

Net loss and comprehensive loss	$(11,325)	$(7,914)	$(20,949)	$(29,225)	$(184,614)
Net loss per share
Basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding - basic and diluted	32,076,500	32,076,500	32,076,500	32,076,500

The accompanying notes are an integral part of these interim financial statements

Santos Resource Corp.					Deficit
(an Exploration stage company)					Accumulated
Statement of Stockholders Equity				Additional	During the	Total
At August 31, 2009		Common	Stock	Paid-in	Exploration	Shareholders'
(Expressed in US Dollars)		Number	Par Value	Capital	Stage	Equity (Deficit)

Balance, May 24, 2006
(date of inception)		-	$-	$-	$-	$-
Net loss for the period ended
February 28, 2007		-	-	-	-	-
Balance, February 28, 2007		-	-	-	-	-

Capital Stock issued for subscriptions
receivable at $0.0005 per share and services
at $0.005 per share	19-Jun-07	31,040,000	31,040	(15,520)		15,520
Mineral Property Option - Starfire Minerals	25-Jun-07	75,000	75	11,175	-	11,250
Private Placement Fees at $0.15 per share	1-Feb-08	961,500	962	143,264	-	144,226
Private Placement Fees	1-Feb-08	-	-	(4,568)	-	(4,568)
Net loss, for the year ended
February 29, 2008		-	-	15,520	(70,888)	(55,368)
Balance, February 29, 2008		32,076,500	32,077	149,871	(70,888)	111,060
Net loss, for the year ended
February 28, 2009		-	-	-	(92,777)	(92,777)
Balance, February 28, 2009		32,076,500	32,077	149,871	(163,665)	18,283
Net loss, for the six months ended
August 31, 2009		-	-	-	(20,949)	(20,949)
Balance, August 31, 2009		32,076,500	$32,077	$149,871	$(184,614)	$(2,666)

The accompanying notes are an integral part of these interim financial statements

Santos Resource Corp.
(an Exploration stage company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Six months ended	Six months ended	Cumulative to
	August 31,	August 31,	August 31,
	2009	2008	2009

Cash flows used in Operating Activities
Net loss for the period	$(20,949)	$(29,225)	$(184,614)
Adjustments to net loss for non-cash activities
Shares issued for property acquisition	-	-	11,250
Services provided by founders in exchange for shares	-	-	15,520
Unrealized foreign exchange loss (gain)	756	5	(1,226)
GST recoverable	-	(4,465)	-
Accounts payable and accrued liabilities	(12,508)	(1,661)	-
Net cash used in operating activities	(32,701)	(35,346)	(159,070)

Cash flows from financing activities
Capital Stock issued	-	-	159,746
Private Placement Fees	-	-	(4,568)
Advances from shareholders	-	-	9,852
Net cash flows from financing activities	-	-	165,030

Effect of foreign exchange on cash balance	492	(5)	492

Cash increase (decrease) during the period	(32,209)	(35,351)	6,452

Cash beginning of the period	38,661	132,303	-
Cash end of the period	$6,452	$96,952	$6,452

Interest Paid in the period	$-	$-	$-
Income Taxes Paid in the period	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

Santos Resource Corp.
(an exploration stage company)
Notes to the Financial Statements
For the period ending August 31, 2009
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

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2009, the Company has never generated any revenues and has an accumulated loss of $184,614, since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.        Summary of Significant Accounting Policies

a)       Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods ended August 31, 2009 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended February 29, 2009.  The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements, except as discussed in Note 2b) below.

b)        Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" and No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" has been adopted as of March 1, 2009 and is reflected in these statements.

Effective December 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The adoption of SFAS 157 has not had any impact on the Company's financial position, results of operations, or cash flows.

Santos Resource Corp.
(an exploration stage company)
Notes to the Financial Statements
For the period ending August 31, 2009
(Expressed in U.S. dollars)

2.         Summary of Significant Accounting Policies (continued)

b)         Recent Accounting Pronouncements (continued)

Effective December 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. The adoption of SFAS 159 has not had any impact on the Company's financial position, results of operations, or cash flows.

Effective June 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of subsequent events. The adoption of SFAS 165 has not had any impact on the Company's financial position, results of operations, or cash flows.

3.         Related Party Transactions

A shareholder loaned the company US$9,118 (CAD$10,000) in April 2007. The loan is non interest bearing and unsecured and is payable upon request from the shareholder. Fair value can not be determined.

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

(i)          $13,437 (CDN$14,740) to be paid on or before April 30, 2010

Santos Resource Corp.
(an exploration stage company)
Notes to the Financial Statements
For the period ending August 31, 2009
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

5.         Financial Instruments

The Company's financial instruments consist of cash, shareholder loans and accounts payable and accrued liabilities. It is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying value, unless otherwise noted.

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

At August 31, 2009 the Company had the following financial assets and liabilities in Canadian dollars:

		USD equivalent		CDN Dollars
Cash on deposit Due to Shareholder	$ $	866 9,118	$ $	949 10,000
Accounts payable and accrued liabilities		$-		$-

At August 31, 2009 US dollar amounts were converted at a rate of $1.097 Canadian dollars to $1.00 US dollar.

6.          Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through October 9, 2009 and has determined that there are no events to disclose.

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

Under the Property Option Agreement, Santos is required to make all filings related to the Lourdeau Property and to maintain the Lourdeau Claims in good standing by preparing and filing the assessment reports, paying taxes and keeping the Lourdeau Property free and clear of all liens and encumbrances.  The Lourdeau Claims are in good standing until July 18, 2011 and have been assigned tenure numbers 87500, 87501, 87502, 87503, 87504, 87505, 87506, 87507, 87508, 87509, 87510, 87511, 87512, 87513, 87514, 87515, 87516 and 87517 by the Province of Quebec.

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

(d)        incur $8,724 (CAD$10,260) on the Lourdeau Property on or before May 11, 2009 (in May 2009 Santos paid Starfire cash of $8,724 instead of incurring expenditures on the property); and

(e)        incur additional expenditures of approximately $13,437 (CAD$14,740) on the Lourdeau Property on or before April 30, 2010.

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

Plan of Operation

Our business plan is to proceed with the exploration of the Lourdeau Claims to determine whether there are commercially exploitable reserves of base and precious metals.  We presently do not have funds to meet our general operating expenses and to meet our obligations under the Property Option Agreement.  We do not have the funds to conduct the recommended exploration program.  Due to extreme weather conditions, exploration activities can only be conducted between June and August of each year.  We are attempting to raise additional money, and have not started the exploration program.  If we are able to raise additional money, we can only conduct the exploration program recommended by Mr. Michel Boily in the summer of 2010.  We anticipate the recommended program will cost approximately $102,997 (CAD$107,570).

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

Risk Factors

An investment in Santos's common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Santos's Annual Report on Form 10-K filed with the SEC on May 27, 2009.

Financial Condition

As at August 31, 2009, Santos had a cash balance of $6,452.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Santos' common stock.  If Santos is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Santos.  Santos does not have any financing arranged and Santos cannot provide investors with any assurance that Santos will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Santos' business will fail.

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

Also, Santos' external sources of liquidity will be private placements for equity conducted outside the United States.  Since inception on May 24, 2006 to August 31, 2009, Santos did not complete any definitive arrangements for any external sources of liquidity, except for a private placement in February 2008 where the Company issued 961,500 shares of common stock at $0.15 per share for proceeds of $144,226.

Capital Resources

As of August 31, 2009, Santos had total assets of $6,452 and total liabilities of $9,118 for a net working capital deficiency of $2,666, compared with a net working capital of $18,283 as of February 28, 2009 (a decrease of $20,949).  The assets as at August 31, 2009 are comprised of cash of $6,452.  The liabilities as at August 31, 2009 consisted of the shareholder loan.

There are no assurances that Santos will be able to achieve further sales of its common stock or any other form of additional financing.  If Santos is unable to achieve the financing necessary to continue its plan of operations, then Santos will not be able to continue its exploration programs and its business will fail.

Management estimates that Santos' current cash will not be sufficient to meet our general operating expenses for the next 12 months and to meet our obligations under the Property Option Agreement.  We do not have the funds to conduct the recommended exploration program which is estimated to cost approximately $102,997 (CAD$107,570).  We need to raise additional money to conduct our exploration program.  If we are able to raise additional money, we plan to conduct our exploration program in the summer of 2010.

Results of Operations

Our results of operations for the three and six month periods ended August 31, 2009 and 2008 are summarized as follows:

	Three months ended Aug. 31, 2009	Three months ended Aug. 31, 2008	Six months ended Aug. 31, 2009	Six months ended Aug. 31, 2008
Revenue	$-	$-	$-	$-
Operating Expenses	$11,325	$7,914	$20,949	$29,225
Net Loss	$(11,325)	$(7,914)	$(20,949)	$(29,225)

We did not earn any revenues for the six months ended August 31, 2009 and 2008.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Our expenses for the three and six month periods ended August 31, 2009 and 2008 are outlined in the table below:

	Three months ended Aug. 31, 2009	Three months ended Aug. 31, 2008	Six months ended Aug. 31, 2009	Six months ended Aug. 31, 2008
General and Administrative	$24	$23	$85	$72
Foreign Exchange	100	(157)	756	5
Mineral Property Costs	-	3,500	8,926	3,500
Professional Fees	11,201	4,548	11,182	25,648
Total	$11,325	$7,914	$20,949	$29,225

The decrease in professional fees for the six months ended August 31, 2009 compared to the six months ended August 31, 2008 was due to the Company not incurring further professional fees associated with the filing and preparation of the Company's registration statement on Form S-1.

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

SANTOS RESOURCE CORP.
Date: October 14, 2009	By: /s/ Richard Pierce Richard Pierce Director, President and Treasurer