Form 10-Q
period 2009-11-30
Santos Resource Corp.
filed 2010-01-14
CIK 1435387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2009
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission File Number 000-53520

Santos Resource Corp.
(Exact name of registrant as specified in its charter)

Nevada (State of Incorporation)	98-0507846 (I.R.S. Employer Identification No.)

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

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ❑

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class: common stock - $0.001 par value	Outstanding at January 14, 2010: 32,076,500

Santos Resource Corp.
(An Exploration Stage Company)

Financial Statements

November 30, 2009

(Unaudited - Prepared by Management)

(Presented In US Dollars)

Santos Resource Corp.
(an Exploration stage company)
Balance Sheets
At November 30, 2009
(Expressed in US Dollars)
(Unaudited)

	November 30, 2009 (Unaudited)	February 28, 2009
Assets
Current Assets
Cash	$308	$38,661
Total Assets	$308	$38,661

Liabilities and Stockholders Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$1,965	$12,508
Payable to Shareholders (Note 3)	9,457	7,870
Total Current Liabilities	11,422	20,378

Stockholders' Equity (Deficit)
Common Stock 75,000,000 shares authorized, $0.001 par value - 32,076,500 shares issued (2009 - 32,076,500)	32,077	32,077
Additional paid in capital	149,871	149,871
Deficit accumulated during the exploration stage	(193,062)	(163,665)
Total Stockholders' Equity (Deficit)	(11,114)	18,283
Total Liabilities and Stockholders' Equity (Deficit)	$308	$38,661

Nature of operations and continuance of Business - Note 1

On Behalf of the Board:

/s/ Richard Pierce                      Director

/s/ Andrew Lee Smith                 Director

The accompanying notes are an integral part of these financial statements

Santos Resource Corp.
(an Exploration stage company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended	Cumulative to
	November	November	November	November	November
	30, 2009	30, 2008	30, 2009	30, 2008	30, 2009
Expenses
General and Administrative	$187	$(1,260)	$272	$(1,183)	$793
Foreign Exchange	487	-	1,243	-	(45)
Mineral Property Costs	600	24,094	9,526	27,594	69,689
Professional Fees	7,174	23,206	18,356	48,854	122,625

Total Expenses	8,448	46,040	29,397	75,265	193,062

Net loss and comprehensive loss	$(8,448)	$(46,040)	$(29,397)	$(75,265)	$(193,062)
Net loss per share
Basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding - basic and diluted	32,076,500	32,076,500	32,076,500	32,076,500

Santos Resource Corp.					Deficit
(an Exploration stage company)					Accumulated
Statement of Stockholders Equity (Deficit)				Additional	During the	Total
At November 30, 2009		Common	Stock	Paid-in	Exploration	Shareholders'
(Expressed in US Dollars)		Number	Par Value	Capital	Stage	Equity (Deficit)

Balance, May 24, 2006
(date of inception)		-	$ -	$ -	$ -	$ -
Net loss for the period ending
February 28, 2007		-	-	-	-	-
Balance, February 28, 2007		-	-	-	-	-

Capital Stock issued for subscriptions
receivable at $0.0005 per share and services
at $0.005 per share	19-Jun-07	31,040,000	31,040	(15,520)		15,520
Mineral Property Option - Starfire Minerals	25-Jun-07	75,000	75	11,175	-	11,250
Private Placement at $0.15 per share	1-Feb-08	961,500	962	143,264	-	144,226
Private Placement fees	1-Feb-08	-	-	(4,568)	-	(4,568)
Net loss, for the year ending
February 29, 2008		-	-	15,520	(70,888)	(55,368)
Balance, February 29, 2008		32,076,500	32,077	149,871	(70,888)	111,060
Net loss, for the year ending
February 28, 2009		-	-	-	(92,777)	(92,777)
Balance, February 28, 2009		32,076,500	32,077	149,871	(163,665)	18,283
Net loss, for the nine months ending
November 30, 2009		-	-	-	(29,397)	(29,397)
Balance, November 30, 2009		32,076,500	$ 32,077	$ 149,871	$ (193,062)	$ (11,114)

The accompanying notes are an integral part of these financial statements

Santos Resource Corp.
(an Exploration stage company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Nine months ending	Nine months ending	Cumulative to
	November 30, 2009	November 30, 2008	November 30, 2009

Cash flows used in Operating Activities
Net loss for the period	$(29,397)	$(75,265)	$(193,062)
Adjustments to net loss for non-cash activities
Shares issued for property acquisition	-	-	11,250
Services provided by founders5 in exchange for shares	-	-	15,520
Unrealized foreign exchange loss (gain)	1,243	-	(45)
GST Recoverable	-	(4,670)	-
Accounts payable and accrued liabilities	(10,543)	(7,411)	1,965

Net cash used in operating activities	(38,697)	(87,346)	(164,372)

Cash flows from financing activities
Capital Stock issued	-	-	159,746
Private Placement Fees	-	-	(4,568)
Advances from shareholders	-	(1,767)	9,158
Net cash flows from financing activities	-	(1,767)	164,336

Effect of foreign exchange on cash balance	344	(5)	344
Cash increase (decrease) during the period	(38,353)	(89,113)	308

Cash beginning of the period	38,661	132,303	-

Cash end of the period	$308	$43,190	$308

Interest Paid in the period	$-	$-	$-
Income Taxes Paid in the period	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Santos Resource Corp.
(an exploration stage company)
Notes to the Financial Statements
For the period ending November 30, 2009
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

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2009, the Company has never generated any revenues and has an accumulated loss of $193,062, since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.         Summary of Significant Accounting Policies

a)         Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Article 8-03 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods ended November 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended February 28, 2009.  The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements, except as discussed in Note 2b) below.

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
For the period ending November 30, 2009
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

3.         Related Party Transactions

A shareholder loaned the company US$9,457 (CAD$10,000) in April 2007. The loan is non interest bearing and unsecured and is payable upon request from the shareholder. Fair value cannot be determined.

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

(i)      $13,945 (CDN$14,740) to be paid on or before April 30, 2010

Santos Resource Corp.
(an exploration stage company)
Notes to the Financial Statements
For the period ending November 30, 2009
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

At November 30, 2009 the Company had the following financial assets and liabilities in Canadian dollars:

	USD equivalent	CDN Dollars
Cash on deposit	$308	$326
Due to Shareholder	$9,457	$10,000
Accounts payable and accrued liabilities	$1,964	$2,076

At November 30, 2009 US dollar amounts were converted at a rate of $1.057 Canadian dollars to $1.00 US dollar.

6.       Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through January 7, 2010 and has determined that there are no events to disclose.

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

(c)        incur $24,092 (CAD$25,000) of expenditures on the Lourdeau Property on or before September 30, 2008 (in September 2008, Santos paid Starfire cash of $24,092 instead of incurring expenditures on the property);

(d)        incur $8,926 (CAD$10,260) on the Lourdeau Property on or before May 11, 2009 (in May 2009 Santos paid Starfire cash of $8,926 instead of incurring expenditures on the property); and

(e)        incur additional expenditures of approximately $13,945 (CAD$14,740) on the Lourdeau Property on or before April 30, 2010.

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

Plan of Operation

Our business plan is to proceed with the exploration of the Lourdeau Claims to determine whether there are commercially exploitable reserves of base and precious metals.  We presently do not have funds to meet our general operating expenses and to meet our obligations under the Property Option Agreement.  We do not have the funds to conduct the recommended exploration program.  Due to extreme weather conditions, exploration activities can only be conducted between June and August of each year.  We are attempting to raise additional money, and have not started the exploration program.  If we are able to raise additional money, we can only conduct the exploration program recommended by Mr. Michel Boily in the summer of 2010.  We anticipate the recommended program will cost approximately $101,770 (CAD$107,570).

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

Risk Factors

An investment in Santos' common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Santos' Annual Report on Form 10-K filed with the SEC on May 27, 2009.

Financial Condition

As at November 30, 2009, Santos had a cash balance of $308.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Santos' common stock.  If Santos is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Santos.  Santos does not have any financing arranged and Santos cannot provide investors with any assurance that Santos will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Santos' business will fail.

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

Also, Santos' external sources of liquidity will be private placements for equity conducted outside the United States.  Since inception on May 24, 2006 to November 30, 2009, Santos did not complete any definitive arrangements for any external sources of liquidity, except for a private placement in February 2008 where the Company issued 961,500 shares of common stock at $0.15 per share for proceeds of $144,226.

Capital Resources

As of November 30, 2009, Santos had total assets of $308 and total liabilities of $11,422 for a net working capital deficiency of $11,114, compared with a net working capital of $18,283 as of February 28, 2009 (a decrease of $29,397).  The assets as at November 30, 2009 are comprised of cash of $308.  The liabilities as at November 30, 2009 consisted of shareholders loan of $9,457 and accounts payables of $1,965.

There are no assurances that Santos will be able to achieve further sales of its common stock or any other form of additional financing.  If Santos is unable to achieve the financing necessary to continue its plan of operations, then Santos will not be able to continue its exploration programs and its business will fail.

Management estimates that Santos' current cash will not be sufficient to meet our general operating expenses for the next 12 months and to meet our obligations under the Property Option Agreement.  We do not have the funds to conduct the recommended exploration program which is estimated to cost approximately $101,770 (CAD$107,570).  We need to raise additional money to conduct our exploration program.  If we are able to raise additional money, we plan to conduct our exploration program in the summer of 2010.

Results of Operations

Our results of operations for the three and nine month periods ended November 30, 2009 and 2008 are summarized as follows:

	Three months ended Nov. 30, 2009	Three months ended Nov. 30, 2008	Nine months ended Nov. 30, 2009	Nine months ended Nov. 30, 2008
Revenue	$-	$-	$-	$-
Operating Expenses	$8,448	$46,040	$29,397	$75,265
Net Loss	$(8,448)	$(46,040)	$(29,397)	$(75,265)

We did not earn any revenues for the nine months ended November 30, 2009 and 2008.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Our expenses for the three and nine month periods ended November 30, 2009 and 2008 are outlined in the table below:

	Three months ended Nov. 30, 2009	Three months ended Nov. 30, 2008	Nine months ended Nov. 30, 2009	Nine months ended Nov. 30, 2008
General and Administrative	$187	$(1,260)	$272	$(1,183)
Foreign Exchange	487	-	1,243	-
Mineral Property Costs	600	24,094	9,526	27,594
Professional Fees	7,174	23,026	18,356	48,854
Total	$8,448	$46,040	$29,397	$75,265

The decrease in professional fees for the nine months ended November 30, 2009 compared to the nine months ended November 30, 2009 was due to the Company not incurring further professional fees associated with the filing and preparation of the Company's registration statement on Form S-1.

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

SANTOS RESOURCE CORP.
Date: January 14, 2010	By: /s/ Richard Pierce Richard Pierce Director, President and Treasurer