Form 10-K
period 2010-02-28
Santos Resource Corp.
filed 2010-05-28
CIK 1435387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒	Annual report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended February 28, 2010
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-53520

Santos Resource Corp.
(Exact name of registrant as specified in its charter)

Nevada (State of Incorporation)	98-0507846 (I.R.S. Employer Identification No.)

11450 - 201A Street Maple Ridge, British Columbia V2X 0Y4 Tel: (604) 460-8440
(Address and telephone number of Registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock (Title of Class)

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

(Not applicable to registrant) Yes ❒      No ❒

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

Yes ☒    No ❑

The aggregate market value of the common equity stock held by non-affiliates of the Registrant as of August 31, 2009, the last business day of the Registrant's most recently completed second fiscal quarter, was $2,170,100 (computed based upon the price at which the Company's common stock was last sold).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class: common stock - $0.001 par value	Outstanding at May 28, 2010: 32,076,500

Documents incorporated by reference.	None

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

Lourdeau Claims

Under the Property Option Agreement entered into on June 25, 2007, we acquired an option to acquire a 75% interest in and to 18 mineral claims called the Lourdeau Claims from Starfire Minerals Inc., the registered owner of the Lourdeau Claims. On May 29, 2008, we amended the property option agreement whereby our option to acquire the Lourdeau Claims is subject to the approval of the TSX Venture Exchange, which approval was obtained in September 2008. On April 23, 2009, we amended the Property Option Agreement again, which extends the schedule for Santos to incur a portion of the final $22,732 (CAD$25,000) of Expenditures to earn Starfire's interest in the Lordeau Claims to April 30, 2010. On April 26, 2010, we amended the Property Option Agreement, which extends the schedule for Santos to incur the final $14,004 (CAD$14,740) of Expenditures in order to earn 75% of Starfire's interest in the Lourdeau Claims, from April 30, 2010 to August 31, 2010. The Lourdeau Claims consist of 18 mineral claims covering approximately 900.75 hectares (9.01 km2), located in the La Grande geological area of Quebec in the James Bay Territory about 620 miles (1,000 km) north of Montreal, Quebec.

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

In order to exercise the Option and to earn its 75% interest in the Property, Santos has to pay Starfire $10,582 (CAD$10,000) in cash payment and issue 75,000 shares to Starfire, and incur an aggregate of $47,024 (CAD$50,000) in expenditures before August 31, 2010, within the following time schedule:

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

(d)        incur $8,926 (CAD$10,260) on the Lourdeau Property on or before May 11, 2009 (in May 2009 Santos paid Starfire cash of $8,926 instead of incurring expenditures on the property); and

(e)        incur additional expenditures of approximately $14,004 (CAD$14,740) on the Lourdeau Property on or before August 31, 2010.

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

Plan of Operation

Our business plan is to proceed with the exploration of the Lourdeau Property to determine whether there are commercially exploitable reserves of base and precious metals. We presently do not have funds to meet our general operating expenses and to meet our obligations under the Property Option Agreement. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. We are currently relying on loans that may be available to Santos from management. We do not have the funds to conduct the recommended exploration program. Due to extreme weather conditions, exploration activities can only be conducted between June and August of each year. We are attempting to raise additional money, and have not started the exploration program. If we are able to raise additional money, we may conduct the exploration program recommended by Mr. Michel Boily in the summer of 2010. We anticipate the recommended program will cost approximately $102,224 (CAD$107,570).

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

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

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

Our Company is only recently organized with no operating history, which makes it difficult to evaluate the investment merits of our Company. Our Company was organized on May 24, 2006 and is a start-up company. We have no operating history and we do not have any business prior to our organization. As of February 28, 2010, we incurred $69,689 to acquire an option to acquire and explore the Lourdeau Property, and $147,428 in professional fees to organize the Company and file a registration statement on Form S-1. We have incurred a total of $217,790 in expenses, with a cash balance of $307 as of February 28, 2010.

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

In order for us to perform any exploration program, we will need to obtain additional financing. As of February 28, 2010, we had cash in the amount of $307 and current liabilities of $37,062. We currently do not have any operations and we have no income. Our business plan calls for incurring approximately $102,224 on an exploration program incorporating grab and channel sampling followed by a helicopter-borne geophysical survey, which would define the targets acquired during the geophysical surveys and sampling campaign. We do not have sufficient funds to meet our general operating expenses and to meet our obligations under the Property Option Agreement. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. We are currently relying on loans that may be available to Santos from management. We do not have funds to conduct the exploration program. If we raised the funds and conducted the exploration programs, and if our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place the Lourdeau Claims into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for uranium, gold, silver, copper, base and precious metals and the cost of exploring for these minerals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Under the Property Option Agreement we have a right and option to acquire a 75% interest in and to the Lourdeau Claims by paying a total of CAD$10,000 in cash; issuing 75,000 shares to Starfire Minerals Inc., the registered owner of the Lourdeau Claims; and incurring at least a total of $47,024 of expenditures on the property before August 31, 2010. As of the date hereof, we have paid Starfire $10,582 (CAD$10,000); issued to Starfire 75,000 shares; and instead of incurring expenditures we paid Starfire $33,020 in cash. We are required to incur additional expenditures of approximately $14,004 (CAD$14,740) before August 31, 2010. Under the agreement we have a choice to either incur the full amount of expenditures within the set time period, or within 45 days after the end of the period, pay Starfire the outstanding balance to be incurred for that specific year by way of either 100% cash or 50% cash and 50% shares (valued at the weighted average trading price during the 10 trading days preceding the period ended). The failure of our Company to make any cash payments and incurring the expenditures within the contractual time limit will allow Starfire to terminate the Property Option Agreement. If the Property Option Agreement is terminated, we will lose all rights to the Lourdeau Property, including any payments previously made to Starfire. The Property Option Agreement is our sole asset and if we lose the contractual rights to acquire the Lourdeau Property, we will have no assets and you may lose all your investment.

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

Because our directors and sole executive officer, as a group, control approximately 44.3% of our outstanding common stock, investors may find that corporate decisions influenced by our directors and executive officer are inconsistent with the best interests of other stockholders.

Our directors and sole executive officer, as a group, control approximately 44.3% of our issued and outstanding shares of common stock. The interests of our directors and executive officer may not be, at all times, the same as that of other shareholders. Since our directors and executive officer are not simply passive investors but also our Board of Directors and executive officer, their interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon our directors and executive officer exercising, in a manner fair to all of our shareholders, their fiduciary duties as an officer or as a member of our board of directors. Also, our directors and executive officer will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of Santos with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with our directors and executive officer may also have the effect of delaying, deferring or preventing a change in control of Santos, which may be disadvantageous to minority shareholders.

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

There is no active trading market for our securities.

There has been, and continues to be, a limited public market for our common stock. An active trading market for our shares has not, and may never develop or be sustained and purchasers of our shares may not be able to resell their securities at prices equal to or greater than the price paid for these shares.

Rules of the Securities and Exchange Commission concerning late report filings

Our common stock is quoted on the OTC Bulletin Board. FINRA Rule 6530 provides that OTC Bulletin Board issuers who are late in filing their annual or quarterly reports three times within a 24-month period will be ineligible for quotation on the OTC Bulletin Board. In order to regain eligibility under this rule, Santos would need to timely file all of its annual and quarterly reports due in a one year period. We have not been late in filing our quarterly and annual reports.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board under the name "Santos Resource Corp." and the symbol "SANZ". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company's common stock began trading on June 15, 2009. The following table reports high and low closing prices, on a quarterly basis, for the Company's common stock:

Quarter Ending	High	Low
May 31, 2008	not applicable	not applicable
Aug. 31, 2008	not applicable	not applicable
Nov. 30, 2008	not applicable	not applicable
Feb. 28, 2009	not applicable	not applicable
May 31, 2009	not applicable	not applicable
Aug. 31, 2009	$0.20	$0.20
Nov. 30, 2009	$0.20	$0.20
Feb. 28, 2010	no trades	no trades

Holders

As of May 28, 2010, there were approximately 41 owners of record of the Company's common stock.

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

Financial Condition

As at February 28, 2010, Santos had a cash balance of $307. Management does not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of Santos' common stock. If Santos is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Santos. Santos does not have any financing arranged and Santos cannot provide investors with any assurance that Santos will be able to raise sufficient funding from the sale of its common stock. In the absence of such financing, Santos' business will fail.

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

Also, Santos' external sources of liquidity will be private placements for equity conducted outside the United States. Since inception on May 24, 2006 to February 28, 2010, Santos did not complete any definitive arrangements for any external sources of liquidity, except for a private placement in February 2008 where the Company issued 961,500 shares of common stock at $0.15 per share for proceeds of $144,226.

There are no assurances that Santos will be able to achieve further sales of its common stock or any other form of additional financing. If Santos is unable to achieve the financing necessary to continue its plan of operations, then Santos will not be able to continue its exploration programs and its business will fail.

Capital Resources

As of February 28, 2010, Santos had total assets of $307 and total liabilities of $37,062 for a net working capital deficit of $36,755, compared with a net working capital of $18,283 as of February 28, 2009. The assets are comprised of cash of $307. The liabilities consisted mainly of accounting, audit and legal fees payable and shareholder loan.

There are no assurances that Santos will be able to achieve further sales of its common stock or any other form of additional financing. If Santos is unable to achieve the financing necessary to continue its plan of operations, then Santos will not be able to continue its exploration programs and its business will fail.

Management does not believe that Santos' current cash will be sufficient to meet our general operating expenses for the next 12 months and to meet our obligations under the Property Option Agreement. We do not have the funds to conduct the recommended exploration program which is estimated to cost approximately $102,224 (CAD$107,570). We need to raise additional money to conduct our exploration program. If we are able to raise additional money, we plan to conduct our exploration program in the summer of 2010.

Results of Operations

We did not earn any revenues for the fiscal year ended February 28, 2010 and from inception on May 24, 2006 to February 28, 2009. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred total expenses in the amount of $54,305 during the fiscal year ended February 28, 2010 and total expenses in the amount of $92,777 during the fiscal year ended February 28, 2009. These operating expenses comprised mainly of accounting and legal expenses of $38,893 and mineral property costs of $9,526 for the fiscal year ended February 28, 2010; compared to accounting and legal expenses of $65,587 and mineral property costs of $28,583 during the fiscal year ended February 28, 2009. The decrease in expenditure during the fiscal year ended February 28, 2010 as our continuous disclosure obligations incur less accounting and legal fees, compared to filing of a registration statement on Form S-1 during the prior year.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

Santos Resource Corp.
(An Exploration Stage Company)

Financial Statements

February 28, 2010

(Presented In US Dollars)

CHARTERED ACCOUNTANTS	1100 - 1177 West Hastings Street Vancouver, BC V6E 4T5 Tel: (604) 687-4511 Fax: (604) 687-5805 Toll Free: 1-800-351-0426 www.MacKay.ca

Report of Independent Registered Public Accounting Firm

To the Stockholders of
Santos Resource Corp.
(an Exploration Stage Company)

We have audited the balance sheets of Santos Resource Corp. (an Exploration Stage Company) as at February 28, 2010 and 2009 and the statements of operations, stockholders' equity(deficit), and cash flows for the years ended February 28, 2010 and 2009 and the period from incorporation on May 24, 2006 to February 28, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at February 28, 2010 and 2009 and the results of its operations and its cash flows for the years ended February 28, 2010 and 2009 and the period from incorporation on May 24, 2006 to February 28, 2010 in conformity with U.S. generally accepted accounting principles.

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

Vancouver, Canada May 14, 2010	"MacKay LLP" Chartered Accountants

Santos Resource Corp.
 (an Exploration stage Company)
Balance Sheets
(Expressed in US Dollars)

At February 28,	2010	2009

Assets
Current Assets
Cash	$307	$38,661
Amounts receivable	733	-
Total Assets	$1,040	$38,661

Liabilities and Stockholders' Equity (Deficiency)
Current Liabilities
Accounts payable and accrued liabilities	$27,562	$12,508
Shareholder loan - Note 3(b)	9,500	7,870
Total Current Liabilities	37,062	20,378

Stockholders' Equity (Deficiency)
Common Stock - 75,000,000 shares authorized, $0.001 par value - 32,076,500 (2009 - 32,076,500) shares issued	32,077	32,077
Additional paid in capital	149,871	149,871
Deficit accumulated during the exploration stage	(217,970)	(163,665)
Total Stockholders' Equity (Deficiency)	(36,022)	18,283
Total Liabilities and Stockholders' Equity (Deficiency)	$1,040	$38,661

Nature of operations and Continuance of Business - Note 1

Subsequent event - Note 7

On Behalf of the Board:

/s/ Richard Pierce                                    Director

/s/ Andrew Lee Smith                               Director

The accompanying notes are an integral part of these financial statements

Santos Resource Corp.
 (an Exploration stage company)
Statements of Operations
(Expressed in US Dollars)

	Year Ended	Year Ended	Cumulative to
	February 28,	February 28,	February 28,
	2010	2009	2010
Expenses
General and administrative	$223	$175	$744
Foreign exchange loss (gain)	1,397	(1,568)	109
Mineral property costs	9,526	28,583	69,689
Professional Fees	43,159	65,587	147,428

Total Expenses	54,305	92,777	217,970

Net loss and comprehensive loss	$(54,305)	$(92,777)	$(217,970)

Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares
outstanding - basic and diluted	32,076,500	32,076,500

The accompanying notes are an integral part of these financial statements

Santos Resource Corp.
 (an Exploration stage company)
Statements of Stockholders' Equity (Deficiency)
At February 28, 2010
(Expressed in US Dollars)

					Deficit
					Accumulated
				Additional	During the	Total
		Common	Stock	Paid-in	Exploration	Stockholders'
		Number	Par Value	Capital	Stage	Equity

Balance, May 24, 2006 (date of inception), and February 28, 2007		-	$ -	$ -	$ -	$ -
Capital Stock issued for subscriptions
receivable at $0.0005 per share and services
at $0.005 per share	19-Jun-07	31,040,000	31,040	(15,520)	-	15,520
Mineral Property Option - Starfire Minerals at $0.15 per share	25-Jun-07	75,000	75	11,175	-	11,250
Private Placement at $0.15 per share	1-Feb-08	961,500	962	143,264	-	144,226
Private Placement Fees	1-Feb-08	-	-	(4,568)	-	(4,568)
Net loss for the year		-	-	15,520	(70,888)	(55,368)
Balance, February 29, 2008		32,076,500	32,077	149,871	(70,888)	111,060
Net loss for the year		-	-	-	(92,777)	(92,777)
Balance, February 28, 2009		32,076,500	32,077	149,871	(163,665)	18,283
Net loss for the year		-	-	-	(54,305)	(54,305)
Balance, February 28, 2010		32,076,500	$ 32,077	$ 149,871	$ (217,970)	$ (36,022)

The accompanying notes are an integral part of these financial statements

Santos Resource Corp.
(an Exploration stage company)
Statements of Cash Flow
(Expressed in US Dollars)

	Year Ended	Year Ended	Cumulative to
	February 28,	February 28,	February 28,
	2010	2009	2010

Cash flows used in Operating Activities
Net loss for the period	$(54,305)	$(92,777)	$(217,970)
Adjustments to net loss for non-cash activities
Shares issued for property acquisition	-	-	11,250
Unrealized foreign exchange loss (gain)	1,397	(1,568)	109
Services provided by founders in exchange for shares	-	-	15,520
Change in amounts receivable	(733)	-	(733)
Change in accounts payable and accrued liabilities	15,054	703	26,868

Net cash used in operating activities	(38,587)	(93,642)	(164,956)

Cash flows from financing activities
Common Stock issued	-	-	159,746
Private Placement Fees	-	-	(4,568)
Advances from shareholders	-	-	9,852
Net cash flows from financing activities	-	-	165,030

Foreign exchange effect on cash	233	-	233

Cash increase (decrease) during the period	(38,354)	(93,642)	307

Cash beginning of the period	38,661	132,303	-

Cash end of the period	$307	$38,661	$307

Interest Paid in the period	$-	$-	$-
Income Taxes Paid in the period	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Santos Resource Corp.
(an exploration stage company)
Notes to the Financial Statements
For the year ended February 28, 2010
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

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at February 28, 2010, the Company has not generated any revenues and has an accumulated loss of $217,970 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)         Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB accounting standards for "Earnings per Share", which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period would be used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no dilutive instruments outstanding at February 28, 2010 and 2009.

c)         Comprehensive Loss

FASB accounting standard for "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Santos Resource Corp.
(an exploration stage company)
Notes to the Financial Statements
For the year ended February 28, 2010
(Expressed in U.S. dollars)

2.         Summary of Significant Accounting Policies (continued)

d)         Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of acquisition to be cash equivalents.

e)         Mineral Property Costs

The Company is in the exploration stage and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserve.

f)         Long-lived Assets

In accordance with FASB accounting standard "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

g)         Financial Instruments

Financial instruments include cash, accounts payable and accrued liabilities and shareholder loan. The Company's mineral property is in Quebec, Canada and its administrative operation is in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.

h)         Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB's accounting standard for income taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides a valuation allowance for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is not more likely than not.

The Company accounts for uncertain income tax positions in accordance with FASB's accounting standard for Accounting for Uncertainty in Income Taxes, which requires that that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on examination by taxation authorities, based on the technical merits of the position.

Santos Resource Corp.
(an exploration stage company)
Notes to the Financial Statements
For the year ended February 28, 2010
(Expressed in U.S. dollars)

2.         Summary of Significant Accounting Policies (continued)

i)         Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with FASB's accounting standard for "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Non-monetary assets are translated at historical exchange rates, and revenue and expense items at the average rate of exchange prevailing during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

j)         Segmented Reporting

The Company reports segmented information in accordance with FASB's accounting standard for Disclosure about Segments of an Enterprise and Related Information.

k)         Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" (ASC topic 820). It establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. It also expands financial statement disclosure requirements about a company's use of fair value measurements, including the effect of such measures on earnings. For nonfinancial assets and nonfinancial liabilities, the standard is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted this new guidance effective March 1, 2009. The adoption of this standard did not impact the financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51" (ASC Topic 810). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company adopted this new guidance effective March 1, 2009. The adoption of this statement did not have an effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133" (ASC Topic 815). It is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company adopted this new guidance effective March 1, 2009. The adoption of this statement did not have a material effect on the Company's financial statements.

Santos Resource Corp.
(an exploration stage company)
Notes to the Financial Statements
For the year ended February 28, 2010
(Expressed in U.S. dollars)

2.         Summary of Significant Accounting Policies (continued)

k)         Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" (ASC Topic 805). This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. It requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company adopted this new guidance effective March 1, 2009. The adoption of this statement did not have a material effect on the Company's financial statements.

Effective June 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 165, "Subsequent Events" (ASC Topic 855). It establishes general standards of accounting for and disclosure of subsequent events. The adoption of the standard has not had any impact on the Company's financial position, results of operations, or cash flows.

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.

Statement of Financial Accounting Standards ("SFAS") No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Santos Resource Corp.
(an exploration stage company)
Notes to the Financial Statements
For the year ended February 28, 2010
(Expressed in U.S. dollars)

3.         Related Party Transactions

a)         On June 25, 2007, the Company issued 75,000 shares of common stock at $0.15 per share to Starfire Minerals Inc. ("Starfire") as part of its contract to Option to Purchase Property in Quebec.  Richard Pierce, President of Santos Resource Corp. is a director on the board of each company.

b)         A shareholder loaned the company US$9,500 (CAD$10,000) in April 2007. The loan is non interest bearing and unsecured and is payable upon request from the shareholder; accordingly fair value can not be reliably determined.

4.         Mineral Properties

On June 25, 2007 the Company signed an option agreement (amended May 29, 2008, April 23, 2009, and April 26, 2010) to acquire a 75% interest in 18 mineral property claims in Northern Quebec known as the Lordeau Property, with Starfire. Santos was granted an option to acquire 75% of the right, title and undivided interest in the property (subject to the NSR Royalty reserved to Starfire). Terms and conditions are as follows:

a)         $10,582 (Cdn$10,000) cash payment by Santos on execution of this agreement (paid);

b)         75,000 common shares of Santos to be allotted and issued and certificates therefore delivered to Starfire (issued June 25, 2007);

c)         Incur exploration expenditures:

(i)         $24,094 (Cdn$25,000) before September 30, 2008 (incurred);

(ii)         $8,926 (Cdn$10,260) before May 11, 2009 (incurred);

(iii)        $14,004 (Cdn$14,740) before August 31, 2010.

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

Santos Resource Corp.
(an exploration stage company)
Notes to the Financial Statements
For the year ended February 28, 2010
(Expressed in U.S. dollars)

5.         Financial Instruments

The Company's financial instruments consist of cash, accounts payable and accrued liabilities, and shareholder loan, unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying value, unless otherwise noted.

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

At February 28, 2010 the Company had the following financial assets and liabilities in Canadian dollars:
		USD equivalent		CDN Dollars
Cash on deposit Due to Shareholder	$ $	307 9,500	$ $	323 10,000
Accounts payable and accrued liabilities		$27,562		$29,012

At February 28, 2010 US dollar amounts were converted at a rate of $1.0526 Canadian dollars to $1.00 US dollar.

6.         Income Taxes

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	February 28, 2010	February 28, 2009

Net Loss before income taxes	$(54,305)	$(92,777)
Statutory Tax Rate	35%	35%
Income tax recovery	(19,010)	(32,472)
Valuation Allowance	19,010	32,472

Provision for income taxes	$-	$-

The significant components of deferred income tax assets at February 28, 2010 and 2009 are as follows:

	February 28, 2010	February 28, 2009
Net operating loss carry forward	$ 76,290	$57,280
Valuation allowance	(76,290)	(57,280)
Net deferred income tax asset	$ -	$-

Santos Resource Corp.
(an exploration stage company)
Notes to the Financial Statements
For the year ended February 28, 2010
(Expressed in U.S. dollars)

6.         Income Taxes (continued)

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended February 28, 2010 and 2009. At February 28, 2010, the Company has net operating loss carryforwards, which expire commencing in 2028, totaling approximately $218,000.

7.         Subsequent Event

On April 26, 2010, the Company signed an amendment to the agreement with Starfire to extend the exploration expenditure term for $14,004 (Cdn$14,740) to August 31, 2010 (see Note 4).

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate our internal control over financial reporting described below. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principals.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of February 28, 2010 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

In performing the assessment, management noted that our board of directors is performing the duties of the audit committee, there is only one independent director, and none of the members is considered a financial expert. Our management believes that the lack of a financial expert on our board of directors means that no member of our board of directors has the financial expertise to review our financial statements for potential errors and provide the necessary oversight over our management's activities in the event of a management override of our internal control policies. Our management believes that this lack of a financial expert on our board of directors raises a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and that it should therefore be considered a material weakness in our internal control over financial reporting. Because of this material weakness, our management believes that as of February 28, 2010, our company's internal controls over financial reporting were not effective. We do not currently have any plans to replace any existing member of our board of directors, nor do we have any current plans to add any additional directors.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in control over financial reporting during the quarter ended February 28, 2010 that have materially affected or are reasonably likely to affect our internal control over financial reporting.

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

There are no arrangements or understandings regarding the length of time a director of our company is to serve in such a capacity.

Name	Age	Position
Richard Pierce	49	Director and President, Secretary and Treasurer
Andrew Lee Smith	54	Director

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

Andrew Lee Smith, B.Sc., P.Geo., has been a Director of the Company since May 24, 2006. Mr. Smith was the President of the Company from May 24, 2006 to September 13, 2006. Mr. Smith has over 20 years of experience in exploring, developing and operating North American base and precious metal mining projects. He is presently the President of Iron Mask Exploration Ltd., a Vancouver-based corporate and geological management firm that provides consulting services to the mining industry. Mr. Smith is also presently Chief Executive Officer and a director of Canaco Resources Inc., and was Chief Executive Officer and President of True North Gems until February, 2010, both companies are listed on the TSX Venture Exchange. Mr. Smith remains a director of True North Gems. Mr. Smith is also a director of Daytona Energy Corp., a company listed on the TSX Venture Exchange; and a director of Scorpio Gold Corporation and Candente Gold Corp., companies listed on the Toronto Stock Exchange.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such reports received by us, or written representations from certain reporting persons, we believe that during fiscal year covered by this annual report, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to us in all capacities during the fiscal years ended February 28, 2010, February 28, 2009 and February 29, 2008, by our executive officers and our directors.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock & Option Awards ($)	Total ($)
Richard Pierce President, Secretary and Treasurer	Feb. 28, 2010	None	None	None	None
	Feb. 28, 2009	None	None	None	None
	Feb. 29, 2008	None	None	None	None

Director Compensation Table

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards or Options (#)	All other Compensation All other Compensation ($)
Richard Pierce	Feb. 28, 2010	None	None	None
Andrew Lee Smith	Feb. 28, 2010	None	None	None

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of May 28, 2010, with respect to the beneficial ownership of our company's common stock with respect to each named director and executive officer of our Company, each person known to our Company to be the beneficial owner of more than five percent (5%) of said securities, and all directors and executive officers of our Company as a group. Unless otherwise indicated, the address for each listed person is c/o Santos Resource Corp., 11450 - 201A Street, Maple Ridge, British Columbia V2X 0Y4.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Richard Pierce President, Secretary & Treasurer and Director	Common	7,022,000	21.9%
Andrew Lee Smith Director	Common	7,182,000	22.4%
Shih-Yi Chuang Taiwan	Common	7,022,000	21.9%
David W. Smalley Vancouver, BC	Common	3,104,000	9.7%
All officers & directors as a group (2 persons)	Common	14,204,000	44.3%

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

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

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

Our director and sole executive officer, Richard Pierce is also a director of Starfire Minerals Inc. On June 25, 2007, we entered into a Property Option Agreement with Starfire that allows us to acquire a 75% interest in and to the Lourdeau Claims. On May 29, 2008, we amended the property option agreement with Starfire whereby our option to acquire the Lourdeau Claims is subject to the approval of the TSX Venture Exchange, which approval was obtained in September 2008. On April 23, 2009, we amended the Property Option Agreement again, which extends the schedule for Santos to incur a portion of the final $22,930 (CAD$25,000) of Expenditures to earn Starfire's interest in the Lordeau property to April 30, 2010. On April 20, 2010, we amended the Property Option Agreement, which extends the schedule for Santos to incur the final $14,004 (CAD$14,740) of Expenditures in order to earn 75% of Starfire's interest in the Lourdeau Property in Quebec, from April 30, 2010 to August 31, 2010. Pursuant to the Property Option Agreement, as amended, we paid Starfire $10,582 (CAD$10,000) in 2007, $24,094 (CAD$25,000) in 2008, and $8,926 (CAD$10,260) in May 2009; and we issued 75,000 shares of common stock to Starfire in 2007. Under the Property Option Agreement we are obligated to incur additional expenditures of approximately $14,004 (CAD$14,740) on the Lourdeau Property on or before August 31, 2010 or pay Starfire either 100% in cash or 50% in cash and 50% in shares (valued at the weighted average trading price during the 10 trading days preceding the period ended). The 75,000 shares have a deemed value of $11,250.

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

We incurred legal fees of $22,899 during the fiscal year ended February 28, 2010 to Fraser and Company LLP, a law firm of David Smalley is a partner. Mr. Smalley owns over 5% of our common stock.

The Company's transactions with its officers, directors and affiliates have been and such future transactions will be, on terms no less favorable to the Company than could have been realized by the Company in arm's length transactions with non-affiliated persons and will be approved by a majority of the independent disinterested directors.

Directors Independence

One of our two directors are independent, pursuant to the definition of an "independent director" set forth in Nasdaq Marketplace Rule 4200(a)(15). Andrew Lee Smith is independent, and Richard Pierce is not independent as he is our sole executive officer. In summary, an "independent director" means a person other than an executive officer or employee of the issuer or any other individual having a relationship which, in the opinion of the issuer's board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from the issuer in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years. Also, the ownership of the issuer's stock will not preclude a director from being independent.

The Company is currently traded on the OTC Bulletin Board, which does not require that a majority of the Board be independent.

We do not have a compensation committee, nominating committee or audit committee; the functions of these committees are performed by our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed to the Company for the fiscal years ending February 28, 2010 and February 28, 2009 by MacKay LLP were as follows:

	Year ended Feb. 28, 2010	Year ended Feb. 28, 2009
Audit Fees	$8,500	$12,000
Audit-Related Fees	$6,000	$4,500
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit Listing

			Incorporated by reference
Exhibit No.	Description of Exhibit	Filed herewith	Form	Exhibit	Filing date (mm/dd/yy)
3.1	Articles of Incorporation		S-1	3.1	07/14/08
3.1	Bylaws		S-1	3.2	07/14/08
4.1	Specimen Stock Certificate		S-1	3.2	07/14/08

			Incorporated by reference
Exhibit No.	Description of Exhibit	Filed herewith	Form	Exhibit	Filing date (mm/dd/yy)
10.1	Mineral Property Option Agreement dated June 25, 2007 between Starfire Minerals Inc. and Santos Resource Corp., whereby Santos has an option to acquire a 75% interest in and to the Lourdeau Property		S-1	10.1	07/14/08
10.2	Mineral Property Option Amending Agreement dated May 29, 2008 between Starfire Minerals Inc. and Santos Resource Corp.		S-1	10.2	11/26/08
10.3	Mineral Property Option Agreement Amendment No. 2 dated April 23, 2009 between Starfire Minerals Inc. and Santos Resource Corp.		10-K	10.3	05/27/09
10.4	Mineral Property Option Amending Agreement (third amendment) dated April 26, 2010 between Starfire Minerals Inc. and Santos Resource Corp.		8-K	10.4	04/30/10
14	Code of Ethics		S-1	14	07/14/08
31.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

SANTOS RESOURCE CORP.
Date: May 28, 2010	By: /s/ Richard Pierce Richard Pierce President, Secretary and Treasury (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on the dates indicated.
Date	Signature	Title
Date: May 28, 2010	/s/ Richard Pierce Richard Pierce	President, Secretary, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)
Date: May 28, 2010	/s/ Andrew Lee Smith Andrew Lee Smith	Director