Form 10-Q
period 2010-08-31
Santos Resource Corp.
filed 2010-10-18
CIK 1435387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2010
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission File Number 000-53520

Santos Resource Corp.
(Exact name of registrant as specified in its charter)

Nevada (State of Incorporation)	98-0507846 (I.R.S. Employer Identification No.)

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

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ❑

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class: common stock - $0.001 par value	Outstanding at October 15, 2010: 32,076,500

Santos Resource Corp.
(An Exploration Stage Company)

Financial Statements

August 31, 2010

(Unaudited - Prepared by Management)

(Presented In US Dollars)

Santos Resource Corp.
(an Exploration stage company)
Balance Sheets
At August 31, 2010
(Expressed in US Dollars)
(Unaudited)

	August 31, 2010 (Unaudited)	February 28, 2010
Assets
Current Assets
Cash	$4,379	$307
GST Receivable	1,176	733
Total Assets	$5,555	$1,040

Liabilities and Stockholders' Equity (Deficiency)
Current Liabilities
Accrued Payables	$15,950	$27,562
Payable to Shareholders Notes 3(b) and (c)	28,198	9,500
Total Current Liabilities	44,148	37,062

Stockholders' Equity (Deficiency)
Common Stock (Note 5) 75,000,000 shares authorized, $0.001 par value - 32,076,500 shares issued	32,077	32,077
Additional paid in capital	149,871	149,871
Deficit accumulated during the exploration stage	(220,541)	(217,970)
Total Stockholders' Equity (Deficiency)	(38,593)	(36,022)
Total Liabilities and Stockholders' Equity (Deficiency)	$5,555	$1,040

Nature of operations and continuance of Business - Note 1

On Behalf of the Board:

/s/ Richard Pierce                 Director

/s/ Andrew Lee Smith                 Director

The accompanying notes are an integral part of these interim financial statements

Santos Resource Corp.
(an Exploration stage company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)
	Three months Ended	Three months Ended	Six months Ended	Six months Ended	Cumulative to
	August 31,	August 31,	August 31,	August 31,	August 31,
	2010	2009	2010	2009	2010
Expenses
General and Administrative	$253	$24	$430	$85	$1,174
Foreign Exchange	(440)	100	(440)	756	(331)
Mineral Property Costs	-	-	-	8,926	69,689
Professional Fees	(216)	11,201	2,581	11,182	150,009

Total Expenses	(403)	11,325	2,571	20,949	220,541

Net loss and comprehensive loss	$403	$(11,325)	$(2,571)	$(20,949)	$(220,541)
Net loss per share
Basic and diluted	$(0)	$(0)	$(0)	$(0)
Weighted average number of shares
outstanding - basic and diluted	32,076,500	32,076,500	32,076,500	32,076,500

The accompanying notes are an integral part of these interim financial statements

Santos Resource Corp.					Deficit
(an Exploration stage company)					Accumulated
Statement of Stockholders Equity				Additional	During the	Total
At August 31, 2010		Common	Stock	Paid-in	Exploration	Shareholders'
(Expressed in US Dollars)		Number	Par Value	Capital	Stage	Equity

Balance, May 24, 2006
(date of inception)		-	$ -	$ -	$ -	$ -
Net loss for the period ending
February 28, 2007		-	-	-	-	-
Balance, February 28, 2007		-	-	-	-	-
Capital Stock issued for subscriptions
receivable at $0.0005 per share and services
at $0.005 per share	19-Jun-07	31,040,000	31,040	(15,520)		15,520
Mineral Property Option - Starfire Minerals	25-Jun-07	75,000	75	11,175	-	11,250
Private Placement Fees at $0.15 per share	1-Feb-08	961,500	962	143,264	-	144,226
Private Placement Fees	1-Feb-08	-	-	(4,568)	-	(4,568)
Net loss, for the year ending
February 29, 2008		-	-	15,520	(70,888)	(55,368)
Balance, February 29, 2008		32,076,500	32,077	149,871	(70,888)	111,060
Net loss, for the year ending
February 28, 2009		-	-	-	(92,777)	(92,777)
Balance, February 28, 2009		32,076,500	32,077	149,871	(163,665)	18,283
Net loss, for the year ending
February 28, 2010		-	-	-	(54,305)	(54,305)
Balance, February 28, 2010		32,076,500	32,077	149,871	(217,970)	(36,022)
Net loss, for the six months ending
August 31, 2010		-	-	-	(2,571)	(2,571)
Balance, August 31, 2010		32,076,500	$ 32,077	$ 149,871	$ (220,541)	$ (38,593)

	The accompanying notes are an integral part of these interim financial statement

Santos Resource Corp.
(an Exploration stage company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
	Six Months Ended	Six Months Ended	Cumulative to
	August 31,	August 31,	August 31,
	2010	2009	2010

Cash flows used in Operating Activities
Net loss for the period	$(2,571)	$(20,949)	$(220,541)
Adjustments to net loss for non-cash activities
Shares issued for property acquisition	-	-	11,250
Services provided by founders in exchange for shares	-	-	15,520
Unrealized foreign exchange loss (gain	(440)	756	(331)
Decrease (Increase) in GST Receivable	(443)	-	(1,176)
Increase (Decrease) in accrued payable	(11,612)	(12,508)	15,950
Net cash used in operating activities	(15,066)	(32,701)	(179,328)

Cash flows from financing activities
Capital Stock issued	-	-	159,746
Private Placement Fees	-	-	(4,568)
Advances from shareholders	19,989	-	29,841
Net cash flows from financing activities	19,989	-	185,019

Foreign exchange effect on cash	(851)	492	(1,312)

Cash increase (decrease) during the period	4,072	(32,209)	4,379

Cash beginning of the period	307	38,661	-

Cash end of the period	$4,379	$6,542	$4,379

Interest Paid in the period	$-	$-	$-
Income Taxes Paid in the period	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

Santos Resource Corp.
 (an exploration stage company)
Notes to the Financial Statements
For the period ending August 31, 2010
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

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2010, the Company has never generated any revenues and has an accumulated loss of $220,541, since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.          Summary of Significant Accounting Policies

a)         Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods ended August 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended February 28, 2010.

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
For the period ending August 31, 2010
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

b)           A shareholder loaned the company US$9,399 (CAD$10,000) in May 2007. The loan is non interest bearing and unsecured and is payable upon request from the shareholder; accordingly fair value cannot be reliably determined.

c)          A shareholder loaned the company US$18,799 (CAD$20,000) in April 2010. The loan is non interest bearing and unsecured and is payable upon request from the shareholder; accordingly fair value cannot be reliably determined.

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

b)         75,000 common shares of Santos to be allotted and issued and certificates therefore delivered to Starfire (issued June 25, 2007)

c)         Exploration expenditures to be incurred as follows:

(i) $24,092 (CAD$25,000) on September 19, 2008 (incurred);

(ii) $8,926 (CAD$10,260) on May 5, 2009 (incurred);

(iii) $13,855 (CAD$14,740) to be paid on or before December 31, 2010.

Santos Resource Corp.
 (an exploration stage company)
Notes to the Financial Statements
For the period ending August 31, 2010
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
For the period ending August 31, 2010
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

At August 31, 2010 the Company had the following financial assets and liabilities in Canadian dollars:

	USD equivalent	CDN Dollars
Cash on deposit	$4,293	$4,568
Due to Shareholder	$28,198	$30,000
Accounts payable and accrued liabilities	$15,950	$16,969

At August 31, 2010 US dollar amounts were converted at a rate of $1.0639 Canadian dollars to $1.00 US dollar.

Santos Resource Corp.
 (an exploration stage company)
Notes to the Financial Statements
For the period ending August 31, 2010
(Expressed in U.S. dollars)

7.         Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has a net operating loss of approximately $220,000, which expires beginning in 2027. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at February 28, 2010 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	Year	Year
	ended	ended
	February 28,	February 28,
	2010	2009
	$	$

Net Loss	54,305	92,777

Statutory Tax Rate	35%	35%

Deferred Tax Asset	19,010	32,472

Valuation Allowance	(19,010)	(32,472)

Net Deferred Tax Asset	-	-

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

Lourdeau Claims

Under the Property Option Agreement entered into on June 25, 2007, we acquired an option to acquire a 75% interest in and to 18 mineral claims called the Lourdeau Claims from Starfire Minerals Inc., the registered owner of the Lourdeau Claims.  On May 29, 2008, we amended the property option agreement whereby our option to acquire the Lourdeau Claims is subject to the approval of the TSX Venture Exchange, which approval was obtained in September 2008.  On April 23, 2009, we amended the Property Option Agreement again, which extends the schedule for Santos to incur a portion of the final $22,732 (CAD$25,000) of Expenditures to earn Starfire's interest in the Lordeau Claims to April 30, 2010.  On April 26, 2010, we amended the Property Option Agreement, which extends the schedule for Santos to incur the final $14,004 (CAD$14,740) of Expenditures in order to earn 75% of Starfire's interest in the Lourdeau Claims, from April 30, 2010 to August 31, 2010.  On August 31, 2010, we amended the Property Option Agreement to extend the August 31, 2010 deadline to December 31, 2010.  The Lourdeau Claims consist of 18 mineral claims covering approximately 900.75 hectares (9.01 km2), located in the La Grande geological area of Quebec in the James Bay Territory about 620 miles (1,000 km) north of Montreal, Quebec.

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

In order to exercise the Option and to earn its 75% interest in the Property, Santos has to pay Starfire $10,582 (CAD$10,000) in cash payment and issue 75,000 shares to Starfire, and incur an aggregate of $47,024 (CAD$50,000) in expenditures before December 31, 2010, within the following time schedule:

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

(d)        incur $8,926 (CAD$10,260) on the Lourdeau Property on or before May 11, 2009 (in May 2009 Santos paid Starfire cash of $8,926 instead of incurring expenditures on the property); and

(e)        incur additional expenditures of approximately $14,004 (CAD$14,740) on the Lourdeau Property on or before December 31, 2010.

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

Plan of Operation

Our business plan is to proceed with the exploration of the Lourdeau Claims to determine whether there are commercially exploitable reserves of base and precious metals.  We presently do not have funds to meet our general operating expenses and to meet our obligations under the Property Option Agreement.  We do not have the funds to conduct the recommended exploration program.  Due to extreme weather conditions, exploration activities can only be conducted between June and August of each year.  We are attempting to raise additional money, and have not started the exploration program as we have not been successful in raising funds.  However, if we are able to raise additional money, we can only conduct the exploration program recommended by Mr. Michel Boily in the summer of 2011.  We anticipate the recommended program will cost approximately $101,770 (CAD$107,570).

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

Financial Condition

As at August 31, 2010, Santos had a cash balance of $4,379.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Santos' common stock.  If Santos is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Santos.  Santos does not have any financing arranged and Santos cannot provide investors with any assurance that Santos will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Santos' business will fail.

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

Also, Santos' external sources of liquidity will be private placements for equity conducted outside the United States.  Since inception on May 24, 2006 to August 31, 2010, Santos did not complete any definitive arrangements for any external sources of liquidity, except for a private placement in February 2008 where the Company issued 961,500 shares of common stock at $0.15 per share for proceeds of $144,226.

Capital Resources

As of August 31, 2010, Santos had total assets of $5,555 and total liabilities of $44,148 for a net working capital deficiency of $38,593, compared with a net working capital deficiency of $36,022 as of February 28, 2010 (a increase of $2,571).  The assets as at August 31, 2010 are comprised of cash of $4,379 and GST Receivable of $1,176.  The liabilities as at August 31, 2010 consisted of shareholders loan of $28,198 and accounts payables of $15,950.

There are no assurances that Santos will be able to achieve further sales of its common stock or any other form of additional financing.  If Santos is unable to achieve the financing necessary to continue its plan of operations, then Santos will not be able to continue its exploration programs and its business will fail.

Management does not believe that Santos' current cash will be sufficient to meet our general operating expenses for the next 12 months and to meet our obligations under the Property Option Agreement.  We do not have the funds to conduct the recommended exploration program which is estimated to cost approximately $102,224 (CAD$107,570).  We need to raise additional money to conduct our exploration program, however we have not been successful in raising funds.  If we are able to raise additional money, we plan to conduct our exploration program in the summer of 2011.

Results of Operations

Our results of operations for the three and six month periods ended August 31, 2010 and 2009 are summarized as follows:

	Three months ended Aug. 31, 2010	Three months ended Aug. 31, 2009	Six months ended Aug. 31, 2010	Six months ended Aug. 31, 2009
Revenue	$-	$-	$-	$-
Operating Expenses	$(403)	$11,325	$2,571	$20,949
Net Loss	$(403)	$11,325	$2,571	$20,949

We did not earn any revenues for the six months ended August 31, 2010 and 2009.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Our expenses for the three and six month period ended August 31, 2010 and 2009 are outlined in the table below:

	Three months ended Aug. 31, 2010	Three months ended Aug. 31, 2009	Six months ended Aug. 31, 2010	Six months ended Aug. 31, 2009
General and Administrative	$253	$24	$430	$85
Foreign Exchange	(440)	100	(440)	756
Mineral Property Costs	-	-	-	8,926
Professional Fees	(216)	11,201	2,581	11,182
Total	$(403)	$11,325	$2,571	$20,949

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

SANTOS RESOURCE CORP.
Date: October 15, 2010	By: /s/ Richard Pierce Richard Pierce Director, President and Treasurer