Form 10-Q
period 2010-11-30
Santos Resource Corp.
filed 2011-01-13
CIK 1435387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2010
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission File Number 000-53520

Santos Resource Corp.
(Exact name of registrant as specified in its charter)

Nevada (State of Incorporation)	98-0507846 (I.R.S. Employer Identification No.)
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

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ❑

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class: common stock - $0.001 par value	Outstanding at January 13, 2011: 32,076,500

Santos Resource Corp.
(An Exploration Stage Company)

Interim Financial Statements

November 30, 2010

(Presented In US Dollars)

(Unaudited)

Santos Resource Corp.
(an Exploration stage company)
Interim Balance Sheets
At November 30, 2010
(Expressed in US Dollars)

	November 30, 2010 (Unaudited)	February 28, 2010
Assets
Current Assets
Cash	$1,917	$307
GST Receivable	1,415	733
Total Assets	$3,332	$1,040

Liabilities and Stockholders' Equity (Deficiency)
Current Liabilities
Accrued Payables	$15,768	$27,562
Payable to Shareholders (Note 3)	29,228	9,500
Total Current Liabilities	44,996	37,062

Stockholders' Equity (Deficiency)
Common Stock 75,000,000 shares authorized, $0.001 par value - 32,076,500 shares issued	32,077	32,077
Additional paid in capital	149,871	149,871
Deficit accumulated during the exploration stage	(223,612)	(217,970)
Total Stockholders' Equity (Deficiency)	(41,664)	(36,022)
Total Liabilities and Stockholders' Equity (Deficiency)	$3,332	$1,040

Nature of operations and continuance of Business - Note 1

On Behalf of the Board:

/s/ Richard Pierce                 Director

/s/ Andrew Lee Smith                 Director

The accompanying notes are an integral part of these interim financial statements.

Santos Resource Corp.
(an Exploration stage company)
Interim Statements of Operations
(Expressed in US Dollars)
(Unaudited)
	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended	Cumulative to
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009	November 30, 2010
Expenses
General and Administrative	$81	$187	$511	$272	$1,255
Foreign Exchange	967	487	527	1,243	636
Mineral Property Costs	-	600	-	9,526	69,689
Professional Fees	2,023	7,174	4,604	18,356	152,032

Total Expenses	3,071	8,448	5,642	29,397	223,612

Net loss and comprehensive loss	$(3,071)	$(8,448)	$(5,642)	$(29,397)	$(223,612)
Net loss per share
Basic and diluted	$(0)	$(0)	$(0)	$(0)
Weighted average number of shares
outstanding - basic and diluted	32,076,500	32,076,500	32,076,500	32,076,500

The accompanying notes are an integral part of these interim financial statements.

Santos Resource Corp.					Deficit
(an Exploration stage company)					Accumulated	Total
Statement of Stockholders' Equity (Deficiency)				Additional	During the	Stockholders'
(Expressed in US Dollars)		Common	Stock	Paid-in	Exploration	Equity
(Unaudited)		Number	Par Value	Capital	Stage	(Deficiency)

Balance, May 24, 2006
(date of inception)		-	$ -	$ -	$ -	$ -
Net loss for the period ending
February 28, 2007		-	-	-	-	-
Balance, February 28, 2007		-	-	-	-	-
Capital Stock issued for subscriptions
receivable at $0.0005 per share and services
at $0.005 per share	19-Jun-07	31,040,000	31,040	(15,520)		15,520
Mineral Property Option - Starfire Minerals	25-Jun-07	75,000	75	11,175	-	11,250
Private Placement at $0.15 per share	1-Feb-08	961,500	962	143,264	-	144,226
Private Placement fees	1-Feb-08	-	-	(4,568)	-	(4,568)
Net loss, for the year ending
February 29, 2008		-	-	15,520	(70,888)	(55,368)
Balance, February 29, 2008		32,076,500	32,077	149,871	(70,888)	111,060
Net loss, for the year ending
February 28, 2009		-	-	-	(92,777)	(92,777)
Balance, February 28, 2009		32,076,500	32,077	149,871	(163,665)	18,283
Net loss, for the year ending
February 28, 2010		-	-	-	(54,305)	(54,305)
Balance, February 28, 2010		32,076,500	32,077	149,871	(217,970)	(36,022)
Net loss for the period
November 30, 2010		-	-	-	(5,642)	(5,642)
Balance, November 30, 2010		32,076,500	$ 32,077	$ 149,871	$ (223,612)	$ (41,664)

The accompanying notes are an integral part of these interim financial statements.

Santos Resource Corp.
(an Exploration stage company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
	Nine Months Ended	Nine Months Ended	Cumulative to
	November 30, 2010	November 30, 2009	November 30, 2010

Cash flows used in Operating Activities
Net loss for the period	$(5,642)	$(29,397)	$(223,612)
Adjustments to net loss for non-cash activities
Shares issued for property acquisition	-	-	11,250
Services provided by founders in exchange for shares	-	-	15,520
Unrealized foreign exchange loss	527	1,243	636
Decrease (Increase) in GST Receivable	(682)	-	(1,415)
Increase (Decrease) in accrued payables	(11,794)	(10,543)	15,768
Net cash used in operating activities	(17,591)	(38,697)	(181,853)

Cash flows from financing activities
Capital Stock issued	-	-	159,746
Private Placement Fees	-	-	(4,568)
Advances from shareholders	19,989	-	29,228
Net cash flows from financing activities	19,988	-	184,406

Foreign exchange effect on cash	(788)	344	(636)

Cash increase (decrease) during the period	1,610	(38,353)	1,917

Cash beginning of the period	307	38,661	-

Cash end of the period	$1,917	$308	$1,917

Interest Paid in the period	$-	$-	$-
Income Taxes Paid in the period	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements.

Santos Resource Corp.
(an exploration stage company)
Notes to the Interim Financial Statements
For the period ending November 30, 2010
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

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2010, the Company has never generated any revenues and has an accumulated loss of $223,612, since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.          Summary of Significant Accounting Policies

a)         Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods ended November 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended February 28, 2010.

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

Santos Resource Corp.
(an exploration stage company)
Notes to the Interim Financial Statements
For the period ending November 30, 2010
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

3.         Related Party Transactions

a)         A shareholder loaned the company US$9,742 (CAD$10,000) in May 2007. The loan is non interest bearing and unsecured and is payable upon request from the shareholder; accordingly fair value cannot be reliably determined.

b)         A shareholder loaned the company US$19,486 (CAD$20,000) in April 2010. The loan is non interest bearing and unsecured and is payable upon request from the shareholder; accordingly fair value cannot be reliably determined.

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

(iii)            $14,361 (CAD$14,740) to be incurred on or before April 1, 2011.

In the event that the Company fails to incur the full amount of Expenditures in a given period, the Company may, within 45 days of the end of such period pay Starfire an amount equal to the outstanding balance to be incurred by way of 50% cash and 50% shares (valued at the weighted average trading price for during the 10 trading days preceding the period end date).

Santos Resource Corp.
(an exploration stage company)
Notes to the Interim Financial Statements
For the period ending November 30, 2010
(Expressed in U.S. dollars)

4.         Mineral Properties (continued)

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

At November 30, 2010 the Company had the following financial assets and liabilities in Canadian dollars:

		USD equivalent		CDN Dollars
Cash on deposit Due to Shareholder	$ $	1,841 29,228	$ $	1,890 30,000
Accounts payable and accrued liabilities		$15,768		$16,184

At November 30, 2010 US dollar amounts were converted at a rate of $1.0264 Canadian dollars to $1.00 US dollar.

6.            SUBSEQUENT EVENTS

On December 15, 2010, the Company signed an amendment to the agreement with Starfire to extend the exploration expenditure term for $14,361 (Cdn$14,740) to April 1, 2011 (see Note 4).

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

Lourdeau Claims

Under the Property Option Agreement entered into on June 25, 2007, we acquired an option to acquire a 75% interest in and to 18 mineral claims called the Lourdeau Claims from Starfire Minerals Inc., the registered owner of the Lourdeau Claims.  On May 29, 2008, we amended the property option agreement whereby our option to acquire the Lourdeau Claims is subject to the approval of the TSX Venture Exchange, which approval was obtained in September 2008.  On April 23, 2009, we amended the Property Option Agreement again, which extends the schedule for Santos to incur a portion of the final $22,732 (CAD$25,000) of Expenditures to earn Starfire's interest in the Lordeau Claims to April 30, 2010.  We amended the Property Option Agreement on April 26, 2010, August 31, 2010 and December 15, 2010, which extends the schedule for Santos to incur the final $14,361 (CAD$14,740) of Expenditures in order to earn 75% of Starfire's interest in the Lourdeau Claims, from April 30, 2010 to April 1, 2011.  The Lourdeau Claims consist of 18 mineral claims covering approximately 900.75 hectares (9.01 km2), located in the La Grande geological area of Quebec in the James Bay Territory about 620 miles (1,000 km) north of Montreal, Quebec.

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

In order to exercise the Option and to earn its 75% interest in the Property, Santos has to pay Starfire $10,582 (CAD$10,000) in cash payment and issue 75,000 shares to Starfire, and incur an aggregate of $47,024 (CAD$50,000) in expenditures before April 1, 2011, within the following time schedule:

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

(d)        incur $8,926 (CAD$10,260) on the Lourdeau Property on or before May 11, 2009 (in May 2009 Santos paid Starfire cash of $8,926 instead of incurring expenditures on the property); and

(e)        incur additional expenditures of approximately $14,361 (CAD$14,740) on the Lourdeau Property on or before April 1, 2011.

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

Plan of Operation

Our business plan is to proceed with the exploration of the Lourdeau Claims to determine whether there are commercially exploitable reserves of base and precious metals.  We presently do not have funds to meet our general operating expenses and to meet our obligations under the Property Option Agreement.  We do not have the funds to conduct the recommended exploration program.  Due to extreme weather conditions, exploration activities can only be conducted between June and August of each year.  We are attempting to raise additional money, and have not started the exploration program as we have not been successful in raising funds..  However, if we are able to raise additional money, we can only conduct the exploration program recommended by Mr. Michel Boily in the summer of 2011.  We anticipate the recommended program will cost approximately $104,803 (CAD$107,570).

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

Financial Condition

As at November 30, 2010, Santos had a cash balance of $1,917.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Santos' common stock.  If Santos is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Santos.  Santos does not have any financing arranged and Santos cannot provide investors with any assurance that Santos will be able to raise sufficient funding from the sale of its common stock.  In the absence of such financing, Santos' business will fail.

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

Also, Santos' external sources of liquidity will be private placements for equity conducted outside the United States.  Since inception on May 24, 2006 to November 30, 2010, Santos did not complete any definitive arrangements for any external sources of liquidity, except for a private placement in February 2008 where the Company issued 961,500 shares of common stock at $0.15 per share for proceeds of $144,226.

There are no assurances that Santos will be able to achieve further sales of its common stock or any other form of additional financing.  If Santos is unable to achieve the financing necessary to continue its plan of operations, then Santos will not be able to continue its exploration programs and its business will fail.

Capital Resources

As of November 30, 2010, Santos had total assets of $3,332 and total liabilities of $44,996 for a net working capital deficiency of $41,664, compared with a net working capital deficiency of $36,022 as of February 28, 2010 (an increase of $5,642).  The assets as at November 30, 2010 are comprised of cash of $1,917 and GST Receivable of $1,415.  The liabilities as at November 30, 2010 consisted of shareholders loan of $29,228 and accounts payables of $15,768.

There are no assurances that Santos will be able to achieve further sales of its common stock or any other form of additional financing.  If Santos is unable to achieve the financing necessary to continue its plan of operations, then Santos will not be able to continue its exploration programs and its business will fail.

Management does not believe that Santos' current cash will be sufficient to meet our general operating expenses for the next 12 months and to meet our obligations under the Property Option Agreement.  We do not have the funds to conduct the recommended exploration program which is estimated to cost approximately $104,803 (CAD$107,570).  We need to raise additional money to conduct our exploration program, however we have not been successful in raising funds.  If we are able to raise additional money, we plan to conduct our exploration program in the summer of 2011.

Results of Operations

Our results of operations for the three and nine month periods ended November 30, 2010 and 2009 are summarized as follows:

		Three months ended Nov. 30, 2010		Three months ended Nov. 30, 2009	Nine months ended Nov. 30, 2010	Nine months ended Nov. 30, 2009
Revenue	$		$		$-	$-
Operating Expenses		$3,071		$8,448	$5,642	$29,397
Net Loss		$(3,071)		$(8,448)	$(5,642)	$(29,397)

We did not earn any revenues for the nine months ended November 30, 2010 and 2009.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Our expenses for the three and nine month periods ended November 30, 2010 and 2009 are outlined in the table below:

	Three months ended Nov. 30, 2010	Three months ended Nov. 30, 2009	Nine months ended Nov. 30, 2010	Nine months ended Nov. 30, 2009
General and Administrative	$81	$187	$511	$272
Foreign Exchange	967	487	527	1,243
Mineral Property Costs	-	600	-	9,526
Professional Fees	2,023	7,174	4,604	18,356
Total	$3,071	$8,448	$5,642	$29,397

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporated by reference
Exhibit No.	Description of Exhibit	Filed herewith	Form	Exhibit	Filing date (mm/dd/yy)
3.1	Articles of Incorporation		S-1	3.1	07/14/08
3.2	Bylaws		S-1	3.2	07/14/08
4.1	Specimen Stock Certificate		S-1	4.1	07/14/08
10.1	Mineral Property Option Agreement dated June 25, 2007 between Starfire Minerals Inc. and Santos Resource Corp., whereby Santos has an option to acquire a 75% interest in and to the Lourdeau Property		S-1	10.1	07/14/08
10.2	Mineral Property Option Amending Agreement dated May 29, 2008 between Starfire Minerals Inc. and Santos Resource Corp.		S-1	10.2	11/26/08
10.3	Mineral Property Option Agreement Amendment No. 2 dated April 23, 2009 between Starfire Minerals Inc. and Santos Resource Corp.		10-K	10.3	05/27/09
10.4	Mineral Property Option Amending Agreement (third amendment) dated April 26, 2010 between Starfire Minerals Inc. and Santos Resource Corp.		8-K	10.4	04/30/10

			Incorporated by reference
Exhibit No.	Description of Exhibit	Filed herewith	Form	Exhibit	Filing date (mm/dd/yy)
10.5	Mineral Property Option Amending Agreement (fourth amendment) dated August 31, 2010 between Starfire Minerals Inc. and Santos Resource Corp.		8-K	10.5	08/31/10
10.6	Mineral Property Option Amending Agreement (fifth amendment) dated December 15, 2010 between Starfire Minerals Inc. and Santos Resource Corp.		8-K	10.6	12/15/10
31.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTOS RESOURCE CORP.
Date: January 13, 2011	By: /s/ Richard Pierce Richard Pierce Director, President and Treasurer