Form 10-K
period 2011-02-28
Santos Resource Corp.
filed 2011-05-31
CIK 1435387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒	Annual report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended February 28, 2011
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-53520

Santos Resource Corp.
(Exact name of registrant as specified in its charter)

Nevada (State of Incorporation)	98-0507846 (I.R.S. Employer Identification No.)

11450 - 201A Street Maple Ridge, British Columbia V2X 0Y4 Tel: (604) 460-8440
(Address and telephone number of Registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock (Title of Class)

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

Yes ☒    No ❑

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant as of August 31, 2010, the last business day of the Registrant's most recently completed second fiscal quarter, was $2,680,875 (computed based upon the price at which the Company's common stock was last sold).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class: common stock - $0.001 par value	Outstanding at May 31, 2011: 32,076,500

Documents incorporated by reference.	None

PART I

ITEM 1. BUSINESS

Overview

Santos Resource Corp. (the "Company" or "Santos") was incorporated under the laws of the state of Nevada on May 24, 2006. We have not commenced business operations and we are considered an exploration stage company. We are defined as a "shell company" under the Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act because we have nominal operations and nominal assets. To date, our activities have been limited to organizational matters, obtaining a geological report on the Lourdeau Property (also referred to as Lourdeau Claims) and the preparation and filing of a registration statement on Form S-1.

Plan of Operation

Our business plan is to proceed with the exploration of the Lourdeau Property to determine whether there are commercially exploitable reserves of base and precious metals. We presently do not have funds to meet our general operating expenses and to meet our obligations under the Property Option Agreement. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. We are currently relying on loans that may be available to Santos from management. We do not have the funds to conduct the recommended exploration program. Due to extreme weather conditions, exploration activities can only be conducted between June and August of each year. We are attempting to raise additional money, and have not started the exploration program as we have not been successful in raising funds. If we are able to raise additional money, we may conduct the exploration program recommended by Mr. Michel Boily in the summer of 2011. We anticipate the recommended program will cost approximately $110,452 (CAD$107,570), and will take approximately 5 weeks to complete.

Technical Report on Properties

Mr. Michel Boily, Ph.D., P. Geo. was hired by Santos to provide a Technical Report in July 2007 on the Lourdeau Property. Mr. Boily has been continuously practicing in his profession as a geologist since 1988, and is a specialist of granitoid-hosted precious and rare metal deposits in Quebec. He graduated from the University of Montreal (1988) in Quebec, Canada, with a PhD in geology. He is a registered Professional Geologist in good standing with l'Ordre des Géologues du Québec (permit no. 1097). Mr. Boily does not have any interest in the Lourdeau Property or the Company.

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

Recommended Exploration Program

Mr. Boily recommends a systemic surface sampling program of the Lourdeau Vein site and its vicinity, and the northern edge of the Lourdeau Hill, incorporating grab and channel sampling, in order to get a solid geochemical assay database. Mr. Boily recommends obtaining a helicopter-borne geophysical survey to cover the rest of the Lourdeau Property. Geophysical survey means the collection of information systematically. Mr. Boily recommends the geophysical magnetic and radiometric surveys to be done on a 100 meter spaced grid. This program is estimated to cost approximately $110,452 (CAD$107,570), and will take approximately 5 weeks to complete.

The recommended exploration program costs approximately $110,452 (CAD$107,570) and consists of the following:

Geophysical Survey	Approximate in US$	Cost in CAD$
Spectrometry, Gradiomag (Helimager) and VLF
$200 x 120 km (line spacing: 100 m)	$24,643	CAD$24,000
Mobilization/demobilization	$15,402	CAD$15,000
Channel and Grab Sampling
Analyses: 150 samples @ $50/sample	$7,701	CAD$7,500
Supervision: geologist/ 2 technicians for 5 days @ $925/day	$4,749	CAD$4,625
Transport and Lodging
Transport Montreal-Radisson .	$1,027	CAD$1,000
Lodging and food for 3 people x 5 days	$3,850	CAD$3,750
Rentals (truck, ATV, saws, etc.)	$5,134	CAD$5,000
Helicopter
3 hours/day x 5 days x $1,250/day	$19,252	CAD$18,750
Fuel: 3 hours/day x 5 days x 160 liters x $2/liters	$4,929	CAD$4,800
Mineralogy: SEM Analyses
5 samples x $500/sample	$2,567	CAD$2,500

Subtotal	$89,254	CAD$86,925
Contingency (10%)	$8,926	CAD$8,693
Total before taxes	$98,179	CAD$95,618
GST (5%)	$4,909	CAD$4,781
QST (7.5%)	$7,363	CAD$7,171
Grand Total	$110,452	CAD$107,570

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

Our Company is only recently organized with no operating history, which makes it difficult to evaluate the investment merits of our Company. Our Company was organized on May 24, 2006 and is a start-up company. We have no operating history and we do not have any business prior to our organization. As of February 28, 2011, we incurred $69,689 to acquire an option to acquire and explore the Lourdeau Property, and $175,711 in professional fees to organize the Company and file a registration statement on Form S-1. We have incurred a total of $248,895 in expenses, with a cash balance of $1,909 as of February 28, 2011.

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

In order for us to perform any exploration program, we will need to obtain additional financing. As of February 28, 2011, we had cash in the amount of $1,909 and current liabilities of $71,134. We currently do not have any operations and we have no income. Our business plan calls for incurring approximately $110,452 on an exploration program incorporating grab and channel sampling followed by a helicopter-borne geophysical survey, which would define the targets acquired during the geophysical surveys and sampling campaign. We do not have sufficient funds to meet our general operating expenses and to meet our obligations under the Property Option Agreement. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. We are currently relying on loans that may be available to Santos from management. We do not have funds to conduct the exploration program. If we raised the funds and conducted the exploration programs, and if our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place the Lourdeau Claims into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for uranium, gold, silver, copper, base and precious metals and the cost of exploring for these minerals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Our sole asset is a 75% interest in and to the Lourdeau Property.

Pursuant to the Property Option Agreement we acquired a 75% interest in and to the Lourdeau Claims by paying a total of CAD$10,000 in cash; issuing 75,000 shares to Starfire Minerals Inc., the registered owner of the Lourdeau Claims; and incurring at least a total of $48,155 (CAD$50,000) of expenditures on the property before April 1, 2011. As of the date hereof, we have paid Starfire $10,582 (CAD$10,000); issued to Starfire 75,000 shares; and instead of incurring expenditures we paid Starfire $48,155 (CAD$50,000) in cash. The Lourdeau Property is our sole asset and if we fail to keep the Lourdeau Property in good standing, we will have no assets and you may lose all your investment.

Title to the Lourdeau Claims is registered in the name of Starfire Minerals Inc. and Starfire may transfer title to third parties without our knowledge.

Our right to a 75% interest in and to the Lourdeau Claims is pursuant to the Property Option Agreement. We cannot prevent Starfire from transferring the Lourdeau Property to third parties. A third party has no way of knowing that we have rights to the Lourdeau Property since ownership is registered in the name of Starfire with the government of Quebec. If the Lourdeau Property is transferred to third parties we may have to litigate in order to determine our ownership rights. There is no way of knowing if Starfire will or has transferred the property to third parties. Our only protection is our contractual rights under the Property Option Agreement.

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

Rules of the Securities and Exchange Commission concerning low priced securities may limit the ability of shareholders to sell their shares.

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

Rules of the Securities and Exchange Commission concerning late report filings.

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

Mineral Properties

Our only property is a 75% interest in and to 18 mineral claims covering approximately 900.75 hectares (9.01 km2) called the Lourdeau Claims. The Lourdeau Claims are located in the La Grande geological area of Quebec, Canada, in the James Bay Territory about 620 miles (1,000 km) north of Montreal, Quebec.

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

"autunite" means a radioactive, usually lemon-yellow calcium phosphate mineral that occurs in tabular crystals and in scales and that is an ore of uranium;

"bornite" means a brittle metallic-looking mineral that consists of a sulfide of copper and iron and is a valuable copper ore;

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

Table 1. List of map designed claims for the Lourdeau property
Title No.	Surface Area in Ha	Titleholder	Expiry Date
CDC87500*	50,03	Starfire Minerals Inc.	2011/07/18
CDC87501*	50.03	Starfire Minerals Inc.	2011/07/18
CDC87502*	50.03	Starfire Minerals Inc.	2011/07/18
CDC87503*	50.03	Starfire Minerals Inc.	2011/07/18
CDC87504*	50.03	Starfire Minerals Inc.	2011/07/18
CDC87505	50.04	Starfire Minerals Inc.	2011/07/18
CDC87506	50.04	Starfire Minerals Inc.	2011/07/18
CDC87507*	50.04	Starfire Minerals Inc.	2011/07/18
CDC87508*	50.04	Starfire Minerals Inc.	2011/07/18
CDC87509*	50.04	Starfire Minerals Inc.	2011/07/18
CDC87510*	50.05	Starfire Minerals Inc.	2011/07/18
CDC87511*	50.05	Starfire Minerals Inc.	2011/07/18
CDC87512*	50.05	Starfire Minerals Inc.	2011/07/18
CDC87513*	50.05	Starfire Minerals Inc.	2011/07/18
CDC87514*	50.05	Starfire Minerals Inc.	2011/07/18
CDC87515*	50.05	Starfire Minerals Inc.	2011/07/18
CDC87516*	50.05	Starfire Minerals Inc.	2011/07/18
CDC87517	50.05	Starfire Minerals Inc.	2011/07/18
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

Title to Claims

Under the Property Option Agreement entered into on June 25, 2007, we acquired an option to acquire a 75% interest in and to 18 mineral claims called the Lourdeau Claims (also referred to as Lourdeau Property) from Starfire Minerals Inc., the registered owner of the Lourdeau Claims. On May 29, 2008, we amended the property option agreement whereby our option to acquire the Lourdeau Claims is subject to the approval of the TSX Venture Exchange, which approval was obtained in September 2008. On April 23, 2009, we amended the Property Option Agreement again, which extends the schedule for Santos to incur a portion of the final $24,061 (CAD$25,000) of Expenditures to earn Starfire's interest in the Lordeau Claims to April 30, 2010. We amended the Property Option Agreement on April 26, 2010, August 31, 2010 and December 15, 2010, which extends the schedule for Santos to incur the final $15,135 (CAD$14,740) of Expenditures in order to earn 75% of Starfire's interest in the Lourdeau Claims, from April 30, 2010 to April 1, 2011. As of April 1, 2011 we paid Starfire the final $15,135 of Expenditures and acquired a 75% interest in the Lourdeau Claims.

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

In order to exercise the Option and to earn its 75% interest in the Property, Santos has to pay Starfire $10,582 (CAD$10,000) in cash payment and issue 75,000 shares to Starfire, and incur an aggregate of $48,155 (CAD$50,000) in expenditures before April 1, 2011, within the following time schedule:

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

(d)        incur $8,926 (CAD$10,260) on the Lourdeau Property on or before May 11, 2009 (in May 2009 Santos paid Starfire cash of $8,926 instead of incurring expenditures on the property); and

(e)        incur additional expenditures of approximately $15,135 (CAD$14,740) on the Lourdeau Property on or before April 1, 2011 (on April 1, 2011 Santos paid Starfire cash of $15,135 instead of incurring expenditures on the property).

Any shares delivered, cash payments made, or expenditures incurred toward the option price that is over and above that required to be made during a particular time will be carried forward and applied against the required payment in subsequent periods.

If Santos does not incur the full amount of expenditures within the set time period, Santos may, within 45 days after the end of the period, pay Starfire the outstanding balance to be incurred for that specific year by way of either 100% cash or 50% cash and 50% shares (valued at the weighted average trading price during the 10 trading days preceding the period ended). After these payments, the option from Starfire is deemed to have been exercised by Santos and Santos has, without any further act, acquired 75% of the Lourdeau Claims from Starfire.

Starfire and Santos agree to negotiate in good faith the terms and conditions of entering into a joint venture agreement to carry out further exploration and mining activities on the Lourdeau Property, with the intention that all costs and profits to be split proportionately by the parties according to their ownership of the Lourdeau Property.

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

Geophysical and Geochemical Surveys and Geological Mappingg

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

3.8 g/t Au on 2 m including 6.9 g/t Au on 1m;

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

Non NI 43-101 compliant U3O8 lb/t concentrations are extrapolated form diagraphic results from the boreholes related to the SES-SDBJ drilling campaign undertaken in the 1970's (Lacombe, 1977) (Table 3). The best intersections obtained from drilling campaign are provided by intersecting the main N125o E fault zone. These are:

Hole number 2 : 3.3 lb/t U3O8 on 5.5 feet (1.7 meters);;

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

Lacombe (1977) recognized three cycles within the exposed Sakami Formation (Figures 12 and 13). These cycles are included within the Psa2 unit as defined by Goutier et al. (2001b). The basal cycle (Cycle I) is characterized by white, massive beds of sandstone, some argillaceous, showing ill-defined parallel bedding and containing argillaceous nodules. Petrographic examination under thin sections indicated that the sandstones are formed by argillaceous-coated quartz grains, sometimes cemented by secondary hematite. No feldspar was observed and was probably destroyed before the deposition of sandstones The upper segment of cycle is marked by a layer of conglomerate with quartz clasts. The thickness of the first cycle could be over 65 feet (20 meters). On a regional scale, the 1976 drilling campaign carried out by the SDBJ (Lacombe, 1977) revealed that Cycle I consists of a series of coarse, heterogranular, pinkyellow to red-brown sandstone beds (59 to 82 feet or 18 to 25 meters) with an abundant kaolinitic, hematitic or argillaceous cement. Thin layers of red-brown siltsone with dispersed quartz, mudstone, sandstone, and rare basement rock cobbles are frequently observed at the base of the stratigraphic column. The sandstones are poorly sorted and form dm to m-sized beds..

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

Figure 13. Stratigraphic column of the Sakami Formation at the Lourdeau Vein site.

34

Conclusions and Recommendations

The Lourdeau property, notably the U, Cu+/-Ag unconformity showing associated to Mid-Proterozoic siliciclastic sediments, represents one of the prime target of exploration in the James Bay Territory of Quebec. The main uranium showing, the Lourdeau Vein, holds a significant potential for a high-grade U mineralization. It is associated to a N125E-oriented fracture zone crosscutting the contact between white argillaceous sandstones and quartz-rich pink sandstones. The mineralization is characterized by U- yellow products in micro-fractures whilst the Cu is found in chrysocolle and bornite-chalcopyrite. Short percussion drill holes exploring the fracture zone were carried by the SES-SDBJ in the late 1970' and produced interesting U values extrapolated from radiometric downhole measurement such as : 3.3 lb/t U3O8 on 1.7 m, 7 lb/t U3O8 on 0.5 m, 5.1 lb/t U3O8 on 8.9 m and 2.7 lb/t U3O8 on 2.3 m (Lacombe, 1977). As an added value to the property, the Archean basement rocks unconformably underlying the U-mineralized Sakami Formation, exposes at least three showings mineralized in Au, Cu and Ag: Chiskamish-est, Baie-Nord I and II and Breche 167. The Chiskamish-est Au mineralization is associated with quartz veins, silicified zones or longitudinal or transversal shear zones, in an iron formation. Assay results reported by Desbiens (1996) varied between 0.8 to 13 g/t Au. The Baie-Nord I and II showings presents a vein-type mineralization characterized by a Cu-Ag+/-Au+/-Mo metallic association. Significant assay results reported by Desbiens (1996) produced values of 7.8 g/t Au, 0.1% Cu and 28.9 g/t Ag and 2.3 g/t Au, 5.6% Cu and 32.6 g/t Ag. The Breche 167 showing consists of pods of chalcopyrite disseminated within metagreywacke and metabasalt and generally associated with strongly epidotized rocks, hematized fractures, quartz-carbonate veins and chloritized shear zones. Trench and grab sampling produced the following significant assay results: 0.58 g/t Au, 1.78% Cu; 8.1 g/t Ag on 1.75 m and 0.75 g/t Au, 0.86% Cu, 6.2 g/t Ag on 1.6 m and 4.2 g/t Au. Girard (1996).

Present Work Program

Other than latest worked reported in Michel Boily's technical report dated August 2007, no work has been done on the property. Since our incorporation in 2006, we have incurred an aggregate of $69,689 including issuance of 75,000 shares in connection with property acquisition cost and $0 in exploration costs. Since our acquisition of the property, there has been no current exploration work performed on the property.

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

The Lourdeau Hill exposes only an area of 1 km2 of Sakami sandstone with the property covering nearly 9 km2. Therefore only helicopter-borne geophysical surveys are viable economically. We will thus undertake magnetic and radiometric surveys on a 100 m spaced grid. The magnetic survey will help provide a high-resolution profile of the basement rocks under the Sakami Formation, whilst the radiometric survey will detect the potential radioactive zones. We will beneficiate from the newest survey techniques that were not available in the 1970's. The magnetic survey will also cover the Archean metavolcanic terranes, which constitute the basement rocks of the Sakami Fm, but more interestingly, display several Au and sulphide-rich target, notably the iron formations that are highly responsive to this type of survey.

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

None.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board under the name "Santos Resource Corp." and the symbol "SANZ". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company's common stock began trading on June 15, 2009. The following table reports high and low closing prices, on a quarterly basis, for the Company's common stock within the two most recent fiscal years:

Quarter Ending	High	Low
May 31, 2009	not applicable	not applicable
Aug. 31, 2009	$0.20	$0.20
Nov. 30, 2009	$0.21	$0.20
Feb. 28, 2010	no trades	no trades
May 31, 2010	$0.16	$0.158
Aug. 31, 2010	$0.15	$0.12
Nov. 30, 2010	$0.10	$0.10
Feb. 28, 2011	$0.10	$0.10

Holders

As of May 31, 2011, there were approximately 41 owners of record of the Company's common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

None.

Recent Sales of Unregistered Securities

The following sets forth certain information regarding sales of, and other transactions with respect to, our securities, which sales and other transactions were not registered pursuant to the Securities Act of 1933, since our incorporation in 2006. Unless otherwise indicated, no underwriters were involved in such transactions.

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

Financial Condition

As at February 28, 2011, Santos had a cash balance of $1,909. Management does not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of Santos' common stock. If Santos is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Santos. Santos does not have any financing arranged and Santos cannot provide investors with any assurance that Santos will be able to raise sufficient funding from the sale of its common stock. In the absence of such financing, Santos' business will fail.

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

  Also, Santos' external sources of liquidity will be private placements for equity conducted outside the United States. Since inception on May 24, 2006 to February 28, 2011, Santos did not complete any definitive arrangements for any external sources of liquidity, except for a private placement in February 2008 where the Company issued 961,500 shares of common stock at $0.15 per share for proceeds of $144,226.

  There are no assurances that Santos will be able to achieve further sales of its common stock or any other form of additional financing. If Santos is unable to achieve the financing necessary to continue its plan of operations, then Santos will not be able to continue its exploration programs and its business will fail.

  Capital Resources

  As of February 28, 2011, Santos had total assets of $4,187 and total liabilities of $71,134 for a net working capital deficit of $66,947, compared with a net working capital deficit of $36,022 as of February 28, 2010. The assets are comprised of accounts receivable of $2,278 and cash of $1,909. The liabilities consisted mainly of accounting, audit and legal fees payable and shareholder loan.

  There are no assurances that Santos will be able to achieve further sales of its common stock or any other form of additional financing. If Santos is unable to achieve the financing necessary to continue its plan of operations, then Santos will not be able to continue its exploration programs and its business will fail.

  Management does not believe that Santos' current cash will be sufficient to meet our general operating expenses for the next 12 months and to meet our obligations under the Property Option Agreement. We do not have the funds to conduct the recommended exploration program which is estimated to cost approximately $110,452 (CAD$107,570). We need to raise additional money to conduct our exploration program. If we are able to raise additional money, we plan to conduct our exploration program in the summer of 2011.

  Results of Operations

  We did not earn any revenues for the fiscal year ended February 28, 2011 and from inception on May 24, 2006 to February 28, 2011. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

  We incurred total expenses in the amount of $30,925 during the fiscal year ended February 28, 2011 and total expenses in the amount of $54,305 during the fiscal year ended February 28, 2010. These operating expenses comprised mainly of accounting and legal expenses of $28,283 and foreign exchange loss of $2,387 for the fiscal year ended February 28, 2011; compared to accounting and legal expenses of $43,159 and mineral property costs of $9,526 for the fiscal year ended February 28, 2010. The decrease in expenditure during the fiscal year ended February 28, 2011 as our continuous disclosure obligations incur less accounting and legal fees due to non activities in our business as we have not been successful in raising funds and due to deferral of mineral property payments.

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

  February 28, 2011

  (Presented In US Dollars)

CHARTERED ACCOUNTANTS	1100 - 1177 West Hastings Street Vancouver, BC V6E 4T5 Tel: (604) 687-4511 Fax: (604) 687-5805 Toll Free: 1-800-351-0426 www.MacKay.ca

  Report of Independent Registered Public Accounting Firm

  To the Stockholders of
  Santos Resource Corp.
  (an Exploration Stage Company)

  We have audited the balance sheets of Santos Resource Corp. (an Exploration Stage Company) as at February 28, 2011 and 2010 and the statements of operations, stockholders' equity (deficiency), and cash flow for the years ended February 28, 2011 and 2010 and the period from incorporation on May 24, 2006 to February 28, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at February 28, 2011 and 2010 and the results of its operations and its cash flows for the years ended February 28, 2011 and 2010 and the period from incorporation on May 24, 2006 to February 28, 2011 in conformity with U.S. generally accepted accounting principles.

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

Vancouver, Canada May 20, 2011	"Mackay LLP" Chartered Accountants

  Santos Resource Corp.
  (an Exploration Stage Company)
  Balance Sheets
  (Expressed in US Dollars)

At February 28,	2011	2010

Assets
Current Assets
Cash	$1,909	$307
Amounts receivable	2,278	733
Total Assets	$4,187	$1,040

Liabilities and Stockholders' Equity (Deficiency)
Current Liabilities
Accounts payable and accrued liabilities	$40,330	$27,562
Shareholder loan - Note 3(b)	30,804	9,500
Total Current Liabilities	71,134	37,062

Stockholders' Equity (Deficiency)
Common Stock - 75,000,000 shares authorized, $0.001 par value - 32,076,500 (2010 - 32,076,500) shares issued	32,077	32,077
Additional paid in capital	149,871	149,871
Deficit accumulated during the exploration stage	(248,895)	(217,970)
Total Stockholders' Equity (Deficiency)	(66,947)	(36,022)
Total Liabilities and Stockholders' Equity (Deficiency)	$4,187	$1,040

  Nature of operations and Continuance of Business - Note 1

  Subsequent event - Note 7

  On Behalf of the Board:

  /s/ Richard Pierce                         Director

  /s/ Andrew Lee Smith                    Director

  The accompanying notes are an integral part of these financial statements

  Santos Resource Corp.
  (an Exploration Stage Company)
  Statements of Operations
  (Expressed in US Dollars)

	Year Ended	Year Ended	Cumulative to
	February 28,	February 28,	February 28,
	2011	2010	2011
Expenses
General and administrative	$255	$223	$999
Foreign exchange loss (gain)	2,387	1,397	2,496
Mineral property costs	-	9,526	69,689
Professional fees	28,283	43,159	175,711

Total Expenses	30,925	54,305	248,895

Net loss and comprehensive loss	$(30,925)	$(54,305)	$(248,895)

Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares
outstanding - basic and diluted	32,076,500	32,076,500

  The accompanying notes are an integral part of these financial statements

  Santos Resource Corp.
  (an Exploration Stage Company)
  Statements of Stockholders' Equity (Deficiency)
  At February 28, 2011
  (Expressed in US Dollars)

					Deficit
					Accumulated	Total
				Additional	During the	Stockholders'
		Common	Stock	Paid-in	Exploration	Equity
		Number	Par Value	Capital	Stage	(Deficiency)

Balance, May 24, 2006 (date of inception), and February 28, 2007		-	$ -	$ -	$ -	$ -
Capital Stock issued for subscriptions
receivable at $0.0005 per share and services at $0.0005 per share	19-Jun-07	31,040,000	31,040	(15,520)	-	15,520
Mineral Property Option - Starfire Minerals at $0.15 per share	25-Jun-07	75,000	75	11,175	-	11,250
Private Placement at $0.15 per share	1-Feb-08	961,500	962	143,264	-	144,226
Private Placement Fees	1-Feb-08	-	-	(4,568)	-	(4,568)
Net loss for the year		-	-	15,520	(70,888)	(55,368)
Balance, February 29, 2008		32,076,500	32,077	149,871	(70,888)	111,060
Net loss for the year		-	-	-	(92,777)	(92,777)
Balance, February 28, 2009		32,076,500	32,077	149,871	(163,665)	18,283
Net loss for the year		-	-	-	(54,305)	(54,305)
Balance, February 28, 2010		32,076,500	32,077	149,871	(217,970)	(36,022)
Net loss for the year		-	-	-	(30,925)	(30,925)
Balance, February 28, 2011		32,076,500	$ 32,077	$ 149,871	$ (248,895)	$ (66,947)

  The accompanying notes are an integral part of these financial statements

  Santos Resource Corp.
  (an Exploration Stage Company)
  Statements of Cash Flow
  (Expressed in US Dollars)

	Year Ended	Year Ended	Cumulative to
	February 28,	February 28,	February 28,
	2011	2010	2011

Cash flows used in Operating Activities
Net loss for the period	$(30,925)	$(54,305)	$(248,895)
Adjustments to net loss for non-cash activities
Shares issued for property acquisition	-	-	11,250
Unrealized foreign exchange loss (gain)	2,387	1,397	2,496
Services provided by founders in exchange for shares	-	-	15,520
Change in amounts receivable	(1,545)	(733)	(2,278)
Change in accounts payable and accrued liabilities	12,768	15,054	39,636

Net cash used in operating activities	(17,315)	(38,587)	(182,271)

Cash flows from financing activities
Common Stock issued	-	-	159,746
Private Placement Fees	-	-	(4,568)
Advances from shareholders	19,947	-	29,799
Net cash flows from financing activities	19,947	-	184,977

Cash flows from investing activities	-	-	-

Foreign exchange effect on cash	(1,030)	233	(797)

Cash increase (decrease) during the period	1,602	(38,354)	1,909

Cash beginning of the period	307	38,661	-

Cash end of the period	$1,909	$307	$1,909

Interest Paid in the period	$-	$-	$-
Income Taxes Paid in the period	$-	$-	$-

  The accompanying notes are an integral part of these financial statements

  Santos Resource Corp.
  (an Exploration Stage Company)
  Notes to the Financial Statements
  For the year ended February 28, 2011
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

  The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at February 28, 2011, the Company has not generated any revenues and has an accumulated loss of $248,895 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

  b)         Basic and Diluted Net Income (Loss) Per Share

  The Company computes net income (loss) per share in accordance with FASB accounting standards for "Earnings per Share", which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period would be used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no dilutive instruments outstanding at February 28, 2011 and 2010.

  c)         Comprehensive Loss

  FASB accounting standard for "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

  Santos Resource Corp.
  (an Exploration Stage Company)
  Notes to the Financial Statements
  For the year ended February 28, 2011
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

  g)         Fair Value of Financial Instruments and Derivative Financial Instruments

  The Company has adopted FASB's accounting standards for Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, receivables, accounts payable and accrued liabilities, and shareholder loan approximate their fair values because of the short maturity of these items. Certain fair value estimates may be subject to and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price, or interest rate market risks.

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
  For the year ended February 28, 2011
  (Expressed in U.S. dollars)

  2.         Summary of Significant Accounting Policies (continued)

  h)         Income Taxes (continued)

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

  k)         Recent Accounting Pronouncements

  (i)   In January 2010, the FASB issued Accounting Standards Update No. 2010-06, "Fair Value Measurements and Disclosures" ("ASU 2010-06").  This update provides amendments to ASC Topic 820, "Fair Value Measurements and Disclosure", that requires new disclosure for transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements.  The update also provides amendments that clarify existing disclosures surrounding levels of disaggregation and inputs and valuation techniques.  ASU 2010-06 is effective for reporting periods beginning after December 15, 2009 with the exception of Level 3 activity fair value measurements which is effective for reporting periods beginning after December 15, 2010.

  (ii)  In April 2010, the FASB issued Accounting Standards Update No. 2010-13 "Compensation - Stock Compensation" ("ASU 2010-13").  This update addresses whether an employee stock option should be classified as a liability or as an equity instrument if the exercise price is denominated in the currency in which a substantial portion of the entity's equity securities trades.  That currency may differ from the entity's functional currency and from the payroll currency of the employee receiving the option.  This update provides amendments to ASC 718, "Compensation - Stock Compensation" to clarify that an employee share-based payment award that has an exercise price denominated in the currency of the market in which a substantial portion of the entity's equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity should not classify such an award as a liability if it otherwise qualifies as equity.  ASU 2010-13 is effective for reporting periods beginning after December 15, 2010.

  Santos Resource Corp.
  (an Exploration Stage Company)
  Notes to the Financial Statements
  For the year ended February 28, 2011
  (Expressed in U.S. dollars)

  3.         Related Party Transactions

  a)         On June 25, 2007, the Company issued 75,000 shares of common stock at $0.15 per share to Starfire Minerals Inc. ("Starfire") as part of its contract to Option to Purchase Property in Quebec.  Richard Pierce, President of Santos Resource Corp. is a director on the board of each company.

  b)         A shareholder loaned the company US$30,804 (CAD$30,000) during the period April 2007 to April 2010. The loan is non interest bearing and unsecured and is payable upon request from the shareholder; accordingly fair value cannot be reliably determined.

  c)         A shareholder of the Company contributed services to the Company. The amounts are not recorded as it is not material.

  4.         Mineral Properties

  On June 25, 2007 the Company signed an option agreement (amended May 29, 2008, April 23, 2009, April 26, 2010, and December 15, 2010) to acquire a 75% interest in 18 mineral property claims in Northern Quebec known as the Lordeau Property, with Starfire. Santos was granted an option to acquire 75% of the right, title and undivided interest in the property (subject to the NSR Royalty reserved to Starfire). Terms and conditions are as follows:

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

  (iii)          $15,135 (Cdn$14,740) before April 1, 2011 (incurred subsequently).

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
  For the year ended February 28, 2011
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

  At February 28, 2011 the Company had the following financial assets and liabilities in Canadian dollars:

	USD equivalent	CDN Dollars
Cash on deposit	$1,890	$1,841
Shareholder loan	$30,804	$30,000
Accounts payable and accrued liabilities	$40,330	$39,277

  At February 28, 2011 US dollar amounts were converted at a rate of $0.9739 Canadian dollars to $1.00 US dollar.

  6.         Income Taxes

  A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	February 28, 2011	February 28, 2010

Net Loss before income taxes	$(30,925)	$(54,305)
Statutory Tax Rate	35%	35%
Income tax recovery	(10,824)	(19,010)
Valuation Allowance	10,824	19,010

Provision for income taxes	$-	$-

  The significant components of deferred income tax assets at February 28, 2011 and 2010 are as follows:

	February 28, 2011	February 28, 2010
Net operating loss carry forward	$87,113	$76,290
Valuation allowance	(87,113)	(76,290)

Net deferred income tax asset	$-	$-

  Santos Resource Corp.
  (an Exploration Stage Company)
  Notes to the Financial Statements
  For the year ended February 28, 2011
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

  No provision for income taxes has been provided in these financial statements due to the net loss for the years ended February 28, 2011 and 2010. At February 28, 2011, the Company has net operating loss carryforwards, which expire commencing in 2028, totaling approximately $249,000.

  7.         Subsequent Event

  Subsequent to the year end, the Company received additional shareholder loan of Cdn$20,000.

  On April 1, 2011, the Company made cash payment of Cdn$14,740 to Starfire according to the option agreement as described in note 4 in lieu of exploration expenditures to be incurred.

  The Company has evaluated subsequent events pursuant to ASL Topic 855 and has determined that there are no additional subsequent events to report.

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

  Management conducted an evaluation of the design and operation of our internal control over financial reporting as of February 28, 2011 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

  In performing the assessment, management noted that our board of directors is performing the duties of the audit committee, there is only one independent director, and none of the members is considered a financial expert. Our management believes that the lack of a financial expert on our board of directors means that no member of our board of directors has the financial expertise to review our financial statements for potential errors and provide the necessary oversight over our management's activities in the event of a management override of our internal control policies. Our management believes that this lack of a financial expert on our board of directors raises a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and that it should therefore be considered a material weakness in our internal control over financial reporting. Because of this material weakness, our management believes that as of February 28, 2011, our company's internal controls over financial reporting were not effective. We do not currently have any plans to replace any existing member of our board of directors, nor do we have any current plans to add any additional directors.

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

  Changes in Internal Control over Financial Reporting

  There were no changes in control over financial reporting during the quarter ended February 28, 2011 that have materially affected or are reasonably likely to affect our internal control over financial reporting.

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

  There are no arrangements or understandings regarding the length of time a director of our company is to serve in such a capacity.

Name	Age	Position
Richard Pierce	50	Director and President, Secretary and Treasurer
Andrew Lee Smith	55	Director

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

  Andrew Lee Smith, B.Sc., P.Geo., has been a Director of the Company since May 24, 2006. Mr. Smith was the President of the Company from May 24, 2006 to September 13, 2006. Mr. Smith has over 25 years of experience in successfully exploring, developing and operating North American base and precious metal mining projects. He is presently the President of Iron Mask Exploration Ltd., a Vancouver-based corporate and geological management firm that provides consulting services to the mining industry. Mr. Smith is also presently Chief Executive Officer, President and a director of Canaco Resources Inc. Mr. Smith is also a director and co-founder of True North Gems Inc., a company that is exploring and developing the first significant rub deposits in Greenland. Both companies are listed on the TSX Venture Exchange. Mr. Smith is also a director of Riata Resources Corp. and Silvore Fox Minerals Corp., companies listed on the TSX Venture Exchange; and a director of Scorpio Gold Corporation and Candente Gold Corp., companies listed on the Toronto Stock Exchange.

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

  The following table sets forth all compensation awarded to, earned by, or paid for services rendered to us in all capacities during the fiscal years ended February 28, 2011, February 28, 2010 and February 29, 2009, by our executive officers and our directors.

  Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock & Option Awards ($)	Total ($)
Richard Pierce President, Secretary and Treasurer	Feb. 28, 2011	None	None	None	None
	Feb. 28, 2010	None	None	None	None
	Feb. 29, 2009	None	None	None	None

  Director Compensation Table

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards or Options (#)	All other Compensation All other Compensation ($)
Richard Pierce	Feb. 28, 2011	None	None	None
Andrew Lee Smith	Feb. 28, 2011	None	None	None

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

  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information as of May 31, 2011, with respect to the beneficial ownership of our company's common stock with respect to each named director and executive officer of our Company, each person known to our Company to be the beneficial owner of more than five percent (5%) of said securities, and all directors and executive officers of our Company as a group. Unless otherwise indicated, the address for each listed person is c/o Santos Resource Corp., 11450 - 201A Street, Maple Ridge, British Columbia V2X 0Y4.

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

  Our director and sole executive officer, Richard Pierce is also a director of Starfire Minerals Inc. On June 25, 2007, we entered into a Property Option Agreement with Starfire that allows us to acquire a 75% interest in and to the Lourdeau Claims. On May 29, 2008, we amended the property option agreement with Starfire whereby our option to acquire the Lourdeau Claims is subject to the approval of the TSX Venture Exchange, which approval was obtained in September 2008. On April 23, 2009, we amended the Property Option Agreement again, which extends the schedule for Santos to incur a portion of the final $24,061 (CAD$25,000) of Expenditures to earn Starfire's interest in the Lordeau property to April 30, 2010. On April 20, 2010, we amended the Property Option Agreement, which extends the schedule for Santos to incur the final $15,135 (CAD$14,740) of Expenditures in order to earn 75% of Starfire's interest in the Lourdeau Property in Quebec, from April 30, 2010 to April 1, 2011. Pursuant to the Property Option Agreement, as amended, we paid Starfire $10,582 (CAD$10,000) in 2007, $24,094 (CAD$25,000) in 2008, $8,926 (CAD$10,260) in May 2009, and $15,135 (CAD$14,740) in April 2011; and we issued 75,000 shares of common stock to Starfire in 2007. The 75,000 shares have a deemed value of $11,250. After these payments, the option from Starfire is deemed to have been exercised by Santos and Santos has, without any further act, acquired 75% of the Lourdeau Claims from Starfire.

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

  We incurred legal fees of $13,047 during the fiscal year ended February 28, 2011 to Fraser and Company LLP, a law firm of David Smalley is a partner. Mr. Smalley owns over 5% of our common stock.

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

  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

  The fees billed to the Company for the fiscal years ending February 28, 2011 and February 28, 2010 by MacKay LLP were as follows:

	Year ended Feb. 28, 2011	Year ended Feb. 28, 2010
Audit Fees	$7,500	$8,500
Audit-Related Fees	$6,000	$6,000
Tax Fees	$2,500	$Nil
All Other Fees	$Nil	$Nil

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

SANTOS RESOURCE CORP.
Date: May 31, 2011	By: /s/ Richard Pierce Richard Pierce President, Secretary and Treasury (Principal Executive Officer and Principal Financial Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on the dates indicated.
Date	Signature	Title
Date: May 31, 2011	/s/ Richard Pierce Richard Pierce	President, Secretary, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)
Date: May 31, 2011	/s/ Andrew Lee Smith Andrew Lee Smith	Director