Form 10-Q
period 2011-05-31
Santos Resource Corp.
filed 2011-07-15
CIK 1435387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2011
❒	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission File Number 000-53520

Santos Resource Corp.
(Exact name of registrant as specified in its charter)

Nevada (State of Incorporation)	98-0507846 (I.R.S. Employer Identification No.)

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

Large accelerated filer ❒ Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Accelerated filer ❒ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ❑

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class: common stock - $0.001 par value	Outstanding at July 15, 2011: 32,076,500

Santos Resource Corp.
(An Exploration Stage Company)

Interim Financial Statements

May 31, 2011

(Presented In US Dollars)

(unaudited - prepared by management)

Santos Resource Corp.
(an Exploration Stage Company)
Interim Balance Sheets
(Expressed in US Dollars)

May 31, 2011 (Unaudited)	February 28, 2011

Assets
Current Assets
Cash	$951	$1,909
Amounts receivable	2,559	2,278
Total Assets	$3,510	$4,187

Liabilities and Stockholders' Equity (Deficiency)
Current Liabilities
Accounts payable and accrued liabilities	$37,183	$40,330
Shareholder loan - Note 3(b)	68,520	30,804
Total Current Liabilities	105,703	71,134

Stockholders' Equity (Deficiency)
Common Stock - 75,000,000 shares authorized, $0.001 par value - 32,076,500 shares issued	32,077	32,077
Additional paid in capital	149,871	149,871
Deficit accumulated during the exploration stage	(284,141)	(248,895)
Total Stockholders' Equity (Deficiency)	(102,193)	(66,947)
Total Liabilities and Stockholders' Equity (Deficiency)	$3,510	$4,187

Nature of operations and Continuance of Business - Note 1

Subsequent event - Note 6

On Behalf of the Board:

/s/ Richard Pierce                         Director

/s/ Andrew Lee Smith                    Director

The accompanying notes are an integral part of these interim financial statements

 Santos Resource Corp.
(an Exploration Stage Company)
Interim Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months Ended	Three months Ended	Cumulative to
	May 31,	May 31,	May 31,
	2011	2010	2011
Expenses
General and administrative	$46	$176	$1,045
Foreign exchange loss (gain)	615	-	3,111
Mineral property costs	29,740	-	99,429
Professional fees	4,845	2,797	180,556

Total Expenses	35,246	2,973	284,141

Net loss and comprehensive loss	$(35,246)	$(2,973)	$(284,141)

Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares
outstanding - basic and diluted	32,076,500	32,076,500

The accompanying notes are an integral part of these interim financial statements

Santos Resource Corp.
(an Exploration Stage Company)
Interim Statements of Stockholders' Equity (Deficiency)
At May 31, 2011
(Expressed in US Dollars)
(Unaudited)

					Deficit
					Accumulated	Total
				Additional	During the	Stockholders'
		Common	Stock	Paid-in	Exploration	Equity
		Number	Par Value	Capital	Stage	(Deficiency)

Balance, May 24, 2006 (date of inception), and February 28, 2007		-	$ -	$ -	$ -	$ -
Capital Stock issued for subscriptions
receivable at $0.0005 per share and services
at $0.0005 per share	19-Jun-07	31,040,000	31,040	(15,520)	-	15,520
Mineral Property Option - Starfire Minerals at $0.15 per share	25-Jun-07	75,000	75	11,175	-	11,250
Private Placement at $0.15 per share	1-Feb-08	961,500	962	143,264	-	144,226
Private Placement Fees	1-Feb-08	-	-	(4,568)	-	(4,568)
Net loss for the year		-	-	15,520	(70,888)	(55,368)
Balance, February 29, 2008		32,076,500	32,077	149,871	(70,888)	111,060
Net loss for the year		-	-	-	(92,777)	(92,777)
Balance, February 28, 2009		32,076,500	32,077	149,871	(163,665)	18,283
Net loss for the year		-	-	-	(54,305)	(54,305)
Balance, February 28, 2010		32,076,500	32,077	149,871	(217,970)	(36,022)
Net loss for the year		-	-	-	(30,925)	(30,925)
Balance, February 28, 2011		32,076,500	32,077	149,871	(248,895)	(66,947)
Net loss for the period		-	-	-	(35,246)	(35,246)
Balance, May 31, 2011		32,076,500	$32,077	$149,871	$(284,141)	$(102,193)

The accompanying notes are an integral part of these interim financial statements

Santos Resource Corp.
(an Exploration Stage Company)
Interim Statements of Cash Flow
(Expressed in US Dollars)
(Unaudited)

	Three months Ended	Three months Ended	Cumulative to
	May 31,	May 31,	May 31,
	2011	2010	2011

Cash flows used in Operating Activities
Net loss for the period	$(35,246)	$(2,973)	$(284,141)
Adjustments to net loss for non-cash activities
Shares issued for property acquisition	-	-	11,250
Unrealized foreign exchange loss (gain)	615	-	3,111
Services provided by founders in exchange for shares	-	-	15,520
Change in amounts receivable	(281)	214	(2,559)
Change in accounts payable and accrued liabilities	(4,068)	(2,734)	35,568

Net cash used in operating activities	(38,980)	(5,493)	(221,251)

Cash flows from financing activities
Common Stock issued	-	-	159,746
Private Placement Fees	-	-	(4,568)
Advances from shareholders	37,716	19,989	67,515
Net cash flows from financing activities	37,716	19,989	222,693

Cash flows from investing activities	-	-	-

Foreign exchange effect on cash	306	-	(491)

Cash increase (decrease) during the period	(958)	14,496	951

Cash beginning of the period	1,909	307	-

Cash end of the period	$951	$14,803	$951

Interest Paid in the period	$-	$-	$-
Income Taxes Paid in the period	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

Santos Resource Corp.
(an Exploration Stage Company)
Notes to the Interim Financial Statements
For the period ended May 31, 2011
(Expressed in U.S. dollars)
(Unaudited)

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

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2011, the Company has not generated any revenues and has an accumulated loss of $284,141 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.         Summary of Significant Accounting Policies

Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended May 31, 2011 and 2010 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended February 28, 2011.

3.         Related Party Transactions

a)         On June 25, 2007, the Company issued 75,000 shares of common stock at $0.15 per share to Starfire Minerals Inc. ("Starfire") as part of its contract to Option to Purchase Property in Quebec.  Richard Pierce, President of Santos Resource Corp. is a director on the board of each company.

b)         A shareholder loaned the Company $68,520 during the period April 2007 to May 31, 2011. The loan is non interest bearing and unsecured and is payable upon request from the shareholder; accordingly fair value cannot be reliably determined.

c)         A shareholder of the Company contributed services to the Company. The amounts are not recorded as it is not material.

Santos Resource Corp.
(an Exploration Stage Company)
Notes to the Interim Financial Statements
For the period ended May 31, 2011
(Expressed in U.S. dollars)
(Unaudited)

4.         Mineral Properties

Under the property option agreement entered into on June 25, 2007 (amended May 29, 2008, April 23, 2009, April 26, 2010, and December 15, 2010), the Company acquired a 75% interest in 18 mineral property claims in Northern Quebec known as the Lordeau Property, from Starfire (subject to the NSR Royalty) by paying Starfire cash of $10,582 (Cdn$10,000), issuing 75,000 common shares, and incurring expenditures of $48,304 (Cdn$50,000).

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

At May 31, 2011 the Company had the following financial assets and liabilities in Canadian dollars:

		USD equivalent		CDN Dollars
Cash on deposit Shareholder loan	$ $	444 68,520	$ $	430 66,368
Accounts payable and accrued liabilities		$27,683		$26,814

At May 31, 2011 US dollar amounts were converted at a rate of $0.9686 Canadian dollars to $1.00 US dollar.

6.         Subsequent Event

The Company has evaluated subsequent events pursuant to ASL Topic 855 and has determined that there are no subsequent events to report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING PRESENTATION OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF SANTOS RESOURCE CORP. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

Santos Resource Corp. (the "Company" or "Santos") was incorporated under the laws of the state of Nevada on May 24, 2006. We have not commenced business operations and we are considered an exploration stage company. We are defined as a "shell company" under the Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act because we have nominal operations and nominal assets. To date, our activities have been limited to organizational matters, obtaining a geological report on the Lourdeau Claims (also referred to as the Lourdeau Property), the preparation and filing of a registration statement on Form S-1, and acquiring the Lourdeau Claims.

Lourdeau Claims

Under the Property Option Agreement entered into on June 25, 2007, we acquired an option to acquire a 75% interest in and to 18 mineral claims called the Lourdeau Claims from Starfire Minerals Inc. ("Starfire"), the registered owner of the Lourdeau Claims. To exercise the option we paid Starfire cash of $10,582 (CAD$10,000), issued Starfire 75,000 shares, and instead of incurring expenditures of $48,304 (CAD$50,000) we paid Starfire cash of $48,304, pursuant to which we acquired a 75% interest in the Lourdeau Claims. Title to the Lourdeau Claims remain the name of Starfire. The Lourdeau Claims consist of 18 mineral claims covering approximately 900.75 hectares (9.01 km2), located in the La Grande geological area of Quebec in the James Bay Territory about 620 miles (1,000 km) north of Montreal, Quebec.

Under the Property Option Agreement, Starfire retained a 3% Net Smelter Return ("NSR") royalty interest in the Lourdeau Claims. NSR means the actual proceeds received from the sale of ore, metals or concentrated products from the Lourdeau Property derived from commercial production as recorded by the producer and net of any smelting and refining charges, penalties, costs of transportation of ores, metals or concentrates from the Lourdeau Property to any mint, smelter or other purchaser, cost of insurance of the products, and any export and import taxes levied with respect to production from the Lourdeau Property.

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

Santos and Starfire will share their proportionate costs incurred in making all filings related to the Lourdeau Property and to maintain the Lourdeau Property in good standing by preparing and filing the assessment reports, paying taxes and keeping the Lourdeau Property free and clear of all liens and encumbrances. The Lourdeau Claims are in good standing until July 18, 2011 and have been assigned tenure numbers 87500, 87501, 87502, 87503, 87504, 87505, 87506, 87507, 87508, 87509, 87510, 87511, 87512, 87513, 87514, 87515, 87516 and 87517 by the Province of Quebec.

Starfire and Santos agree to negotiate in good faith the terms and conditions of entering into a joint venture agreement to carry out further exploration and mining activities on the Lourdeau Property, with the intention that all costs and profits to be split proportionately by the parties according to their ownership of the Lourdeau Property.

Plan of Operation

Our business plan is to proceed with the exploration of the Lourdeau Claims to determine whether there are commercially exploitable reserves of base and precious metals. We presently do not have funds to meet our general operating expenses and to meet our obligations under the Property Option Agreement. We do not have the funds to conduct the recommended exploration program. Due to extreme weather conditions, exploration activities can only be conducted between June and August of each year. We are attempting to raise additional money, and have not started the exploration program as we have not been successful in raising funds. However, if we are able to raise additional money, we can only conduct the exploration program recommended by Mr. Michel Boily in the summer of 2011. We anticipate the recommended program will cost approximately $111,057 (CAD$107,570).

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

Risk Factors

An investment in Santos' common stock involves a number of very significant risks. Prospective investors should refer to all the risk factors disclosed in Santos' Annual Report on Form 10-K filed with the SEC on May 31, 2011.

Financial Condition

As at May 31, 2011, Santos had a cash balance of $951. Management does not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of Santos' common stock. If Santos is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Santos. Santos does not have any financing arranged and Santos cannot provide investors with any assurance that Santos will be able to raise sufficient funding from the sale of its common stock. In the absence of such financing, Santos' business will fail.

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

Also, Santos' external sources of liquidity will be private placements for equity conducted outside the United States. Since inception on May 24, 2006 to May 31, 2011, Santos did not complete any definitive arrangements for any external sources of liquidity, except for a private placement in February 2008 where the Company issued 961,500 shares of common stock at $0.15 per share for proceeds of $144,226.

There are no assurances that Santos will be able to achieve further sales of its common stock or any other form of additional financing. If Santos is unable to achieve the financing necessary to continue its plan of operations, then Santos will not be able to continue its exploration programs and its business will fail.

Capital Resources

As of May 31, 2011, Santos had total assets of $3,510 and total liabilities of $105,703 for a net working capital deficiency of $102,193, compared with a net working capital deficiency of $66,947 as of February 28, 2011 (an increase of $35,246). The assets as at May 31, 2011 are comprised of cash of $951 and amounts receivable of $2,559. The liabilities as at May 31, 2011 consisted of shareholders loan of $68,520 and accounts payables and accrued liabilities of $37,183.

There are no assurances that Santos will be able to achieve further sales of its common stock or any other form of additional financing. If Santos is unable to achieve the financing necessary to continue its plan of operations, then Santos will not be able to continue its exploration programs and its business will fail.

Management does not believe that Santos' current cash will be sufficient to meet our general operating expenses for the next 12 months and to meet our obligations under the Property Option Agreement. We do not have the funds to conduct the recommended exploration program which is estimated to cost approximately $111,057 (CAD$107,570). We need to raise additional money to conduct our exploration program, however we have not been successful in raising funds. If we are able to raise additional money, we plan to conduct our exploration program in the summer of 2011.

Results of Operations

Our results of operations for the three month periods ended May 31, 2011 and 2010 are summarized as follows:

	Three months ended May 31, 2011	Three months ended May 31, 2010
Revenue	$-	$-

	Three months ended May 31, 2011	Three months ended May 31, 2010
Operating Expenses	$35,246	$2,973
Net Loss	$($35,246)	$(2,973)

We did not earn any revenues for the three months ended May 31, 2011 and 2010. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Our expenses for the three month periods ended May 31, 2011 and 20010 are outlined in the table below:

	Three months ended May 31, 2011	Three months ended May 31, 2010
General and Administrative	$46	$176
Foreign Exchange Loss	615	-
Mineral Property Costs	29,740	-
Professional Fees	4,845	2,797
Total	$35,246	$2,973

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
SANTOS RESOURCE CORP.
Date: July 15, 2011	By: /s/ Richard Pierce Richard Pierce Director, President and Treasurer