Form 10-Q
period 2011-11-30
Santos Resource Corp.
filed 2012-01-23
CIK 1435387

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 000-53520

SANTOS RESOURCE CORP.
(Exact Name of Registrant as Specified in Its Charter)
Nevada	98-0507846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Riverway Drive, Suite 1700, Houston, Texas 77056
(Address of principal executive offices)

713-840-6495
(Registrant’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 55,378,500 common shares as of January 19, 2012

Santos Resource Corp.
(An Exploration Stage Company)

Interim Financial Statements

November 30, 2011

(Presented In US Dollars)

(unaudited – prepared by management)

Santos Resource Corp.
(an Exploration stage company)
Interim Balance Sheets
(Expressed in US Dollars)

	November 30, 2011 (Unaudited)	February 28, 2011
Assets
Current Assets
Cash	$2,783	$1,909
Amounts receivable	3,438	2,278
Total Assets	$6,221	$4,187

Liabilities and Stockholders’ Equity (Deficiency)
Current Liabilities
Accounts payables and accrued liabilities	$30,580	$40,330
Shareholder loan - Note 3(b)	81,839	30,804
Total Current Liabilities	112,419	71,134

Stockholders' Equity (Deficiency)
Common stock - 75,000,000 shares authorized, $0.001 par value - 32,076,500 shares issued	32,077	32,077
Additional paid in capital	149,871	149,871
Deficit accumulated during the exploration stage	(288,146)	(248,895)
Total Stockholders' Equity (Deficiency)	(106,198)	(66,947)
Total Liabilities and Stockholders' Equity (Deficiency)	$6,221	$4,187

Nature of operations and continuance of Business - Note 1

Subsequent event – Note 6

On Behalf of the Board:

Director

The accompanying notes are an integral part of these interim financial statements

Santos Resource Corp.
(an Exploration Stage Company)
Interim Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended	Cumulative to
	November	November	November	November	November
	30, 2011	30, 2010	30, 2011	30, 2010	30, 2011
Expenses
General and administrative	$16	$81	$90	$511	$1,089
Foreign exchange loss (gain)	(6,170)	967	(5,555)	527	(3,059)
Mineral property costs		-	29,740	-	99,429
Professional fees	8,649	2,023	14,976	4,604	190,687

Total expenses	2,495	3,071	39,251	5,642	288,146

Net loss and comprehensive loss	$(2,495)	$(3,071)	$(39,251)	$(5,642)	$(288,146)
Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding - basic and diluted	32,076,500	32,076,500	32,076,500	32,076,500

The accompanying notes are an integral part of these interim financial statements

Santos Resource Corp.
(an Exploration Stage Company)
Interim Statements of Stockholders’ Equity (Deficiency)
At November 30, 2011
(Expressed in US Dollars)
(Unaudited)

					Deficit
					Accumulated	Total
				Additional	During the	Stockholders'
		Common Stock		Paid-in	Exploration	Equity
		Number	Par Value	Capital	Stage	(Deficiency)

Balance, May 24, 2006 (date of inception), and February 28, 2007		-	$-	$-	$-	$-
Capital Stock issued for subscriptions receivable at $0.0005 per share and services at $0.0005 per share	19-Jun-07	31,040,000	31,040	(15,520)	-	15,520
Mineral Property Option - Starfire Minerals at $0.15 per share	25-Jun-07	75,000	75	11,175	-	11,250
Private Placement at $0.15 per share	1-Feb-08	961,500	962	143,264	-	144,226
Private Placement Fees	1-Feb-08	-	-	(4,568)	-	(4,568)
Net loss for the year		-	-	15,520	(70,888)	(55,368)
Balance, February 29, 2008		32,076,500	32,077	149,871	(70,888)	111,060
Net loss for the year		-	-	-	(92,777)	(92,777)
Balance, February 28, 2009		32,076,500	32,077	149,871	(163,665)	18,283
Net loss for the year		-	-	-	(54,305)	(54,305)
Balance, February 28, 2010		32,076,500	32,077	149,871	(217,970)	(36,022)
Net loss for the year		-	-	-	(30,925)	(30,925)
Balance, February 28, 2011		32,076,500	32,077	149,871	(248,895)	(66,947)
Net loss for the period		-	-	-	(39,251)	(39,251)
Balance, November 30, 2011		32,076,500	$32,077	$149,871	$(288,146)	$(106,199)

The accompanying notes are an integral part of these interim financial statements

Santos Resource Corp.
(an Exploration Stage Company)
Interim Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Nine Months Ended	Nine Months Ended	Cumulative to
	November 30,	November 30,	November 30,
	2011	2010	2011

Cash flows used in Operating Activities
Net loss for the period	$(39,251)	$(5,642)	$(288,146)
Adjustments to net loss for non-cash activities
Shares issued for property acquisition	-	-	11,250
Services provided by founders in exchange for shares	-	-	15,520
Unrealized foreign exchange loss (gain)	(5,555)	527	(3,059)
Change in amounts receivable	(1,160)	(682)	(3,438)
Change in accounts payable and accrued liabilities	(8,178)	(11,794)	25,586
Net cash used in operating activities	(54,144)	(17,591)	(242,287)

Cash flows from financing activities
Common stock issued	-	-	159,746
Private placement fees	-	-	(4,568)
Advances from shareholders	55,267	19,989	85,066
Net cash flows from financing activities	55,267	19,989	240,244

Foreign exchange effect on cash	(249)	(788)	(740)

Cash increase (decrease) during the period	874	1,610	2,783

Cash beginning of the period	1,909	307	-

Cash end of the period	$2,783	$1,917	$2,783

Interest Paid in the period	$-	$-	$-
Income Taxes Paid in the period	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

Santos Resource Corp.
(an exploration stage company)
Notes to the Interim Financial Statements
For the period ending November 30, 2011
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

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2011, the Company has not generated any revenues and has an accumulated loss of $288,146 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

Basis of Presentation

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods ended November 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended February 28, 2011.

3.	Related Party Transactions

a)
On June 25, 2007, the Company issued 75,000 shares of common stock at $0.15 per share to Starfire Minerals Inc. (“Starfire”) as part of its contract to Option to Purchase Property in Quebec.  Richard Pierce, President of Santos Resource Corp. is a director on the board of each company.

b)
A shareholder loaned the Company $81,839 during the period April 2007 to November 30, 2011. The loan is non interest bearing and unsecured and is payable upon request from the shareholder; accordingly fair value cannot be reliably determined.

c)	A shareholder of the Company contributed services to the Company. The amounts are not recorded as it is not material.

Santos Resource Corp.
(an exploration stage company)
Notes to the Interim Financial Statements
For the period ending November 30, 2011
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

At November 30, 2011 the Company had the following financial assets and liabilities in Canadian dollars:

	USD equivalent	CDN Dollars

Cash on deposit	$2,783	$2,839

Shareholder loan	$81,839	$83,500

Accounts payable and accrued liabilities	$20,867	$21,291

At November 30, 2011 US dollar amounts were converted at a rate of $1.0203 Canadian dollars to $1.00 US dollar.

6.	Subsequent Event

The Company has evaluated subsequent events and has determined that the following subsequent events should be reported.

Change in Company’s Business.  The Company’s original plan of business was to explore and develop a 75% interest in and to 18 mineral claims covering approximately 900.75 hectares (9.01 km2) called the Lourdeau Claims.  The Lourdeau Claims are located in the La Grande geological area of Quebec, Canada, in the James Bay Territory about 620 miles (1,000 km) north of Montreal, Quebec.  The Company had abandoned this original plan of business, and had been looking for another business opportunity.  Until the completion of the acquisition described herein, the Company had been a "shell company" as defined in the Rule 405 of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For reasons given hereinafter, the Company has adopted a significant change in its corporate direction.  It has decided to focus its efforts on the acquisition of an attractive crude oil and natural gas prospect located in Australia, and the exploration, development and production of oil and gas on this prospect.  This prospect is the Petroleum Exploration License (PEL) 512 (the “Prospect”) in the State of South Australia.  The Prospect involves 584,651 gross acres overlaying portions of the geological system generally referred to as the Cooper and Eromanga basins.  Further information about the Prospect is contained in a Current Report on Form 8-K that the Company filed during the week of January 16, 2012.

Santos Resource Corp.
(an exploration stage company)
Notes to the Interim Financial Statements
For the period ending November 30, 2011
(Expressed in U.S. dollars)

Change of Control.  In connection with the change in the Company's business focus, a change of the control of the Company occurred effective on January 13, 2012 pursuant to the terms, provisions and conditions of a Common Stock Purchase Agreement dated as of such date (the "Stock Agreement") by and between (a) Shih-Yi Chuang, Richard Bruce Pierce, Andrew Lee Smith, David W. Smalley and Robert Birarda, as sellers (collectively “Sellers”), and (b) Keith J. McKenzie.  In connection with the closing of the transactions provided for by the Stock Agreement, Mr. McKenzie, William E. Begley and Michael D. Dahlke (collectively “Purchasers”) acquired an aggregate of 25,310,000 shares of the Company’s common stock (“Shares”), $.001 par value, theretofore owned separately by Sellers at a price of $0.0001 per Share.  This number of Shares represents 78.9% of the Company’s outstanding Shares, prior to taking into account the other transactions described in this footnote, and 19.7% of the Company’s outstanding Shares, after taking into account the other transactions described in this footnote.  As of the date of the Quarterly Report in which this footnote has been included (the “Report”), 18,240,000 Shares had been transferred to Purchasers, and Sellers have agreed to transfer an additional 7,070,000 Shares to Purchasers as soon as is possible after the date of the Report.

After the sale and purchase of the Shares and the issuance of 20.0 million Shares to Keith D. Spickelmier in connection with the Company’s acquisition of all of Mr. Spickelmier’s rights in the Liberty Agreement (as defined and described below), Keith J. McKenzie and Mr. Spickelmier probably hold primary control of the Company, although they have not agreed to act in concert.  Mr. McKenzie is now a director of the Company, and it is expected that Mr. Spickelmier will be elected as a director of the Company in the fairly near future.

In connection with the change of control, the following events occurred:

1.
The number of directors constituting the Board of Directors of the Company was expanded from one to two, and Keith J. McKenzie was elected to the Board of Directors of the Company to fill the newly created vacancy.

2.	All the Company’s officers resigned from their positions as such.

3.	The following persons were elected to the one or more offices of the Company set forth opposite their respective names below as the Company's new slate of officers:

Keith J. McKenzie	Chief Executive Officer
Michael D. Dahlke	President and Chief Operating Officer
William E. Begley	Chief Financial Officer,
Treasurer & Secretary

Acquisition of Asset.  In addition to the change of control, pursuant to the terms, provisions and conditions of an assignment (the “Assignment”) dated effective January 13, 2012 executed by Keith D. Spickelmier and the Company, the Company acquired all of Mr. Spickelmier’s rights in a legal document (as amended and restated, the “Liberty Agreement”) between Liberty Petroleum Corporation (“Liberty”) and Mr. Spickelmier dated September 12, 2011.  In the Liberty Agreement, Liberty granted to Mr. Spickelmier a 60-day exclusive right to negotiate an option to acquire the Prospect (the “Option”).  Liberty was the winning bidder for the Prospect.  In order for the Prospect to be vested in Liberty, it needs only to complete negotiation of an access and royalty arrangement with the relevant Aboriginal native title holders, who have certain historic rights on the Prospect land.  The Liberty Agreement was later amended and restated so that the exclusive right provided for thereby remained in effect until January 28, 2012.  Moreover, in anticipation of the assignment of the Liberty Agreement to it, on December 29, 2011 the Company and Liberty entered into an agreement modifying certain terms of the Liberty Agreement, including extending the exclusive right to remain in effect until January 31, 2012.

Santos Resource Corp.
(an exploration stage company)
Notes to the Interim Financial Statements
For the period ending November 30, 2011
(Expressed in U.S. dollars)

Per the terms of the Liberty Agreement, Mr. Spickelmier paid to Liberty a $50,000 initial deposit.  In anticipation of the assignment of the Liberty Agreement to it, the Company paid an additional $100,000 deposit to extend the exclusive right provided for by the Liberty Agreement, and an additional $200,000 deposit to modify certain terms of the Liberty Agreement, including the further extension until January 31, 2012.  The preceding amounts will be applied to the Option’s exercise price upon exercise.  If the South Australian Minister of Regional Development (the “Minister”) does not grant the petroleum exploration license allowing the exploration and drilling rights related to the Prospect (the “License”) within a certain period of time, the Company will have the option to cancel the transaction, and Liberty is required to refund all moneys paid to it.

The purchase price for the assignment of Mr. Spickelmier’s rights in the Liberty Agreement was as follows:

*	$50,000 in cash, payable as soon as the Company has funds therefore
*	$100,000 payable upon notice from the Minister that the Minister has granted and issued the License in the name of the Company
*	20.0 million shares of the Company’s common shares issued upon delivery of the Assignment
*
A convertible promissory note for $55,000 convertible at $0.001 into 55.0 million common shares at any time after the Company has increased its authorized common shares to at least 125.0 million or has undertaken a reverse stock split in which at least two or more shares are combined into one share, issuable upon notice from the Minister that the Minister has granted and issued the License in the name of the Company.

In the Assignment, Mr. Spickelmier agreed that, if the Minister ever definitively decides not to grant and issue the License in the name of the Company, or has failed to grant and issue the License in the name of the Company prior to April 30, 2012, whichever occurs first, then Mr. Spickelmier shall return immediately to the Company the 20.0 million shares issued to him in connection with the delivery of the Assignment.

In the Assignment, the Company immediately assumed Mr. Spickelmier’s obligations under the Liberty Agreement, and the Company agreed that, if it ever realizes that it will be unable to honor this assumption agreement, the Company would give written notice to Mr. Spickelmier to such effect, and Mr. Spickelmier would be entitled to require a re-assignment of the rights under the Liberty Agreement to him, provided that prior to any re-assignment Mr. Spickelmier reimburse the Company for any cash deposits that it has made directly to Liberty pursuant to the Liberty Agreement and Mr. Spickelmier return to the Company the 20.0 million Shares issued to him in connection with the delivery of the Assignment.

The Company is striving to close the acquisition of the Prospect pursuant to the Liberty Agreement as soon as possible.  To do this, the Company will need to raise additional funds, and to complete the negotiations and documentation of the acquisition.  The Company is currently involved in serious negotiations with Liberty regarding the documentation of the acquisition, and the Company is currently attempting to raise sufficient funds to complete the acquisition.  The Company has no assurance that it will be able to accomplish the preceding.  Consequently, neither the Company nor anyone else has any assurance that the Company will be able to consummate the acquisition of the Prospect.

Other Issuances of Shares.   In addition to the issuances of the shares described elsewhere in this footnote, in a private placement commencing November 17, 2011 and continuing through the date of the Report, the Company has sold an aggregate of 3.0 million Shares at a price of $0.125 per Share. The cash offering has thus far resulted in $375,000 in proceeds to the Company.  The Shares were issued to a total of six investors, all of whom are accredited.

Moreover, the Company issued to three persons an aggregate of 302,000 shares in full satisfaction of indebtedness owed by the Company to them separately in the aggregate amount of approximately $92,875.

Change in Shell Status.  As a result of the acquisition of the Prospect, the Company is no longer a shell corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 under the Exchange Act.

Item 2. Management’s Discussion and Analysis.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

General

Santos Resource Corp. (the "Company") was incorporated under the laws of the state of Nevada on May 24, 2006. Until recently, it had not commenced business operations.  The Company’s original plan of business was to explore and develop a 75% interest in and to 18 mineral claims covering approximately 900.75 hectares (9.01 km2) called the Lourdeau Claims.  The Lourdeau Claims are located in the La Grande geological area of Quebec, Canada, in the James Bay Territory about 620 miles (1,000 km) north of Montreal, Quebec.  The Company had abandoned this original plan of business, and had been looking for another business opportunity.  Until the completion of the acquisition described herein, the Company has been a "shell company" as defined in the Rule 405 of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.  For reasons given hereinafter, the Company has adopted a significant change in its corporate direction.  It has decided to focus its efforts on the acquisition of an attractive crude oil and natural gas prospect located in Australia, and the exploration, development and production of oil and gas on this prospect.

The Company now proposes to pursue a new business plan involving the development of the Petroleum Exploration License (PEL) 512 (the “Prospect”) in the State of South Australia.  The Prospect involves 584,651 gross acres overlaying portions of the geological system generally referred to as the Cooper and Eromanga basins.  The Prospect is flanked by offset production totaling approximately 4,200,000 barrels since 2001.  Nearby fields have produced approximately 16,296,000 barrels of oil.  Since the early 1980s, the oil fairway on which the Prospect sits has produced over 23,600,000 barrels of oil.  The Prospect features access to markets via existing and expanding pipeline capacity.  During the late 1980s and again during 2005-2006, various operators in the extreme southeast corner of the Prospect drilled nine wells.  Reports filed with the South Australian government indicate that some of these wells exhibited "oil shows" but none were completed to enable production.  As discussed herein, the Company is currently trying to acquire the Prospect.

Recent Events

In connection with the change in the Company’s business focus, the following events have occurred:

*
A change of the control of the Company occurred effective on January 13, 2012 pursuant to the terms, provisions and conditions of a Common Stock Purchase Agreement dated as of such date (the "Stock Agreement") by and between (a) Shih-Yi Chuang, Richard Bruce Pierce, Andrew Lee Smith, David W. Smalley and Robert Birarda, as sellers (collectively “Sellers”), and (b) Keith J. McKenzie.  In connection with the closing of the transactions provided for by the Stock Agreement, Mr. McKenzie, William E. Begley and Michael D. Dahlke (collectively “Purchasers”) acquired an aggregate of 25,310,000 shares of the Company’s common stock (“Shares”), $.001 par value, theretofore owned separately by Sellers at a price of $0.0001 per Share.  This number of Shares represents 78.9% of the Company’s outstanding Shares, prior to taking into account the other transactions described in this section, and 19.7% of the Company’s outstanding Shares, after taking into account the other transactions described in this section.  As of the date of this Report, 18,240,000 Shares had been transferred to Purchasers, and Sellers have agreed to transfer an additional 7,070,000 Shares to Purchasers as soon as is possible after the date of this Report.

After the sale and purchase of the Shares and the issuance of 20.0 million Shares to Keith D. Spickelmier in connection with the Company’s acquisition of all of Mr. Spickelmier’s rights in the Liberty Agreement (as defined and described below), Keith J. McKenzie and Mr. Spickelmier probably hold primary control of the Company.  Mr. McKenzie is now a director of the Company, and it is expected that Mr. Spickelmier will be elected as a director of the Company in the fairly near future.

*
The number of directors constituting the Board of Directors of the Company was expanded from one to two, and Keith J. McKenzie was elected to the Board of Directors of the Company to fill the newly created vacancy.  All the Company’s officers resigned from their positions as such.  The following persons were elected to the one or more offices of the Company set forth opposite their respective names below as the Company's new slate of officers:

Keith J. McKenzie	Chief Executive Officer
Michael D. Dahlke	President and Chief Operating Officer
William E. Begley	Chief Financial Officer,
Treasurer & Secretary

*
Pursuant to the terms, provisions and conditions of an assignment (the “Assignment”) dated effective January 13, 2012 executed by Keith D. Spickelmier and the Company, the Company acquired all of Mr. Spickelmier’s rights in a legal document (as amended and restated, the “Liberty Agreement”) between Liberty Petroleum Corporation (“Liberty”) and Mr. Spickelmier dated September 12, 2011.  In the Liberty Agreement, Liberty granted to Mr. Spickelmier a 60-day exclusive right to negotiate an option to acquire the Prospect (the “Option”).  Liberty was the winning bidder for the Prospect.  In order for the Prospect to be vested in Liberty, it needs only to complete negotiation of an access and royalty arrangement with the relevant Aboriginal native title holders, who have certain historic rights on the Prospect land.  The Liberty Agreement was later amended and restated so that the exclusive right provided for thereby remained in effect until January 28, 2012.  Moreover, in anticipation of the assignment of the Liberty Agreement to it, on December 29, 2011 the Company and Liberty entered into an agreement modifying certain terms of the Liberty Agreement, including extending the exclusive right to remain in effect until January 31, 2012.

Per the terms of the Liberty Agreement, Mr. Spickelmier paid to Liberty a $50,000 initial deposit.  In anticipation of the assignment of the Liberty Agreement to it, the Company paid an additional $100,000 deposit to extend the exclusive right provided for by the Liberty Agreement, and an additional $200,000 deposit to modify certain terms of the Liberty Agreement, including the further extension until January 31, 2012.  The preceding amounts will be applied to the Option’s exercise price upon exercise.  If the South Australian Minister of Regional Development (the “Minister”) does not grant the petroleum exploration license allowing the exploration and drilling rights related to the Prospect (the “License”) within a certain period of time, the Company will have the option to cancel the transaction, and Liberty is required to refund all moneys paid to it.

The purchase price for the assignment of Mr. Spickelmier’s rights in the Liberty Agreement was as follows:

*	$50,000 in cash, payable as soon as the Company has funds therefore
*	$100,000 payable upon notice from the Minister that the Minister has granted and issued the License in the name of the Company
*	20.0 million shares of the Company’s common shares issued upon delivery of the Assignment
*
A convertible promissory note for $55,000 convertible at $0.001 into 55.0 million common shares at any time after the Company has increased its authorized common shares to at least 125.0 million or has undertaken a reverse stock split in which at least two or more shares are combined into one share, issuable upon notice from the Minister that the Minister has granted and issued the License in the name of the Company.

In the Assignment, Mr. Spickelmier agreed that, if the Minister ever definitively decides not to grant and issue the License in the name of the Company, or has failed to grant and issue the License in the name of the Company prior to April 30, 2012, whichever occurs first, then Mr. Spickelmier shall return immediately to the Company the 20.0 million shares issued to him in connection with the delivery of the Assignment.

In the Assignment, the Company immediately assumed Mr. Spickelmier’s obligations under the Liberty Agreement, and the Company agreed that, if it ever realizes that it will be unable to honor this assumption agreement, the Company would give written notice to Mr. Spickelmier to such effect, and Mr. Spickelmier would be entitled to require a re-assignment of the rights under the Liberty Agreement to him, provided that prior to any re-assignment Mr. Spickelmier reimburse the Company for any cash deposits that it has made directly to Liberty pursuant to the Liberty Agreement and Mr. Spickelmier return to the Company the 20.0 million Shares issued to him in connection with the delivery of the Assignment.

The Company is striving to close the acquisition of the Prospect pursuant to the Liberty Agreement as soon as possible.  To do this, the Company will need to raise additional funds, and to complete the negotiations and documentation of the acquisition.  The Company is currently involved in serious negotiations with Liberty regarding the documentation of the acquisition, and the Company is currently attempting to raise sufficient funds to complete the acquisition.  The Company has no assurance that it will be able to accomplish the preceding.  Consequently, neither the Company nor anyone else has any assurance that the Company will be able to consummate the acquisition of the Prospect.

*
In addition to the issuances of the shares described elsewhere in this section, in a private placement commencing November 17, 2011 and continuing through the date of this Report, the Company has sold an aggregate of 3.0 million Shares at a price of $0.125 per Share. The cash offering has thus far resulted in $375,000 in proceeds to the Company.  The Shares were issued to a total of six investors, all of whom are accredited.

*
As a result of the acquisition of the rights in the Liberty Agreement, the Company is no longer a shell corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 under the Exchange Act.

The Company is currently exploring the amendment of its Articles of Incorporation to change its corporate name to a name not now determined and to increase the number of authorized, but unissued shares of common stock.

Plan of Operation

General

The Company intends to engage primarily in the exploration and development of oil and gas on the Prospect in an effort to develop oil and gas reserves.  The Company's principal products will be crude oil and natural gas.  For the foreseeable future, the Company does not expect to acquire additional interests in unimproved acreage (other than the Prospect) or producing oil or gas properties, or to participate in third party drilling operations.  The Company’s development strategy will be directed in the multi-pay target areas of South Australia, with principal focus on the prolific Cooper/Eromanga Basin, towards rapidly expanding production rates and proving up significant reserves primarily through exploratory drilling.  The Company’s mission will be to generate superior returns for its stockholders by working with industry partners, suppliers and the community to build a focused exploration and production company with strong development assets in the oil and gas sector.

In the right circumstances, the Company might assume the entire risk of the drilling and development of the Prospect.  More likely, the Company will determine that the drilling and development of the Prospect can be more effectively pursued by inviting industry participants to share the risk and the reward of the Prospect by financing some or all of the costs of drilling wells.  Such arrangements are frequently referred to as "farm-outs."  In such cases, the Company may retain a carried working interest, a reversionary interest, or may be required to finance all or a portion of the Company's proportional interest in the Prospect.  Although this approach will reduce the Company's potential return should the drilling operations prove successful, it will also reduce the Company's risk and financial commitment to a particular prospect.  Prospective participants regarding possible “farm-out” arrangements have already approached the Company.

There can be no assurance that the Company will be successful in its exploratory and production activities.  The oil and gas business involves numerous risks, the principal ones of which will be described in the Company's next Annual Report on Form 10-K due near the end of May 2012.

Proposed Initial Activities

Currently, the Company is striving to close the acquisition of the Prospect pursuant to the Liberty Agreement as soon as possible.  To do this, the Company will need to raise additional funds, and to complete the negotiations and documentation of the acquisition to do so. the Company is currently involved in serious negotiations with Liberty regarding the documentation of the acquisition, and the Company is currently attempting to raise sufficient funds to complete the acquisition. the Company has no assurance that it will be able to accomplish the preceding.  Consequently, neither the Company nor anyone else has any assurance that the Company will be able to consummate the acquisition of the Prospect.

The Company has just begun the initial phase of its plan of operation.  To date the Company has not commenced any drilling or other exploration activities on any properties, and thus the Company does not have any estimates of oil and gas reserves.  Consequently the Company has not reported its reserve estimates to any governmental authority. the Company cannot assure anyone that it will find commercially producible amounts of oil and gas.  Moreover, at the present time, the Company cannot finance the initial phase of its plan of operation solely through its own current resources.  Consequently, the Company plans on undertaking certain financing activities described in the section captioned "Capital Requirements" below. The success of the initial phase of the Company's plan of operation depends upon the Company's ability to obtain additional capital to acquire the Prospect, to acquire seismic data with respect to the Prospect, and to drill exploratory and developmental wells. The Company cannot assure anyone that it will obtain the necessary capital.

The initial phase of the Company's plan of operation will involve the acquisition of the Prospect.  Currently, the purchase price for the Prospect is a deemed total of US$4.05 million payable as follows:

*	Cash in the amount of US$800,000
*
Two promissory notes with an aggregate principal amount of US$750,000, one becoming due six months after Registrant’s acquisition of the Prospect, and the other becoming due nine months after Registrant’s acquisition of the Prospect

*	Twelve million shares of Registrant’s common stock

After any exercise of the Option, Liberty would retain a 7.0% overriding royalty interest.

If the Prospect is acquired, the Prospect will be subject to a five-year work commitment, which involves the following (the following dollar figures represent Australian dollars, but the US dollar and Australian dollar conversion rate is almost within a penny of being one-to-one as of the date of this Report):

*	Year 1 - AUS$200,000 must be expended for geological studies and interpretation of existing seismic
*	Year 2 - AUS$1,250,000 must be expended to shoot 250 square kilometers of new 2D seismic
*	Year 3 - AUS$5,000,000 must be expended to shoot 400 square kilometers of new 3D seismic and AUS$3,600,000 must be expended to drill two wells
*	Year 4 - AUS$9,000,000 must be expended to drill five wells
*	Year 5 - AUS$9,000,000 must be expended to drill five wells

If the Prospect is acquired, the Company intends to pursue a program more ambitious than that required by the preceding work commitment.  Subject to the availability of funds therefore, this accelerated developmental program is expected to involve approximately $8.5 million for the first two years.  Not only is this program contingent on the Company’s procurement of sufficient funds therefore, it may also be subject to governmental approval to vary the work commitment already in place.  If pursued, this program is expected to entail the following:

*	The shooting of about 100 square kilometers of new 3D during the second quarter after the acquisition of the Prospect, at an estimated cost of AUS$1.25 million
*
The drilling and completion of two to four exploratory wells during the fourth quarter after the acquisition of the Prospect, at an estimated aggregate cost of between AUS$3.0 million and AUS$6.0 million, with the expectation of between one to three new field discoveries

*
If the Company is successful in its initial exploratory activities, it will continue with a full development plan, the scope of which is now uncertain but will be based on engineering reports. the full development plan will again be subject to funds available therefor and any required governmental approval.

            The Company anticipates that its first wells will each cost about AUS$1.5 million to drill and complete.  This estimate is based on information provided by Liberty, which is believed to be accurate based on generally available information in the industry.  However, the actual costs of such operations may be more or less than the estimates contained herein.  If actual costs of operations exceed the Company's estimates to any significant degree, the Company may require additional funding to achieve its initial objectives. The holes for the first wells are expected to be drilled vertically to a depth of about 7,000 feet.  Between 800 and 900 feet of surface casing is expected to be required to get below the water table. The completion and engineering for these wells are expected to be standard, and no frac job is expected to be required. The first wells are expected to involve a complete logging suite.

The Company has not yet identified any specific drill sites. The Company will select drill sites based on a variety of factors, including information gathered from historic records and drill logs, proximity to existing pipelines, ease of access for drilling equipment, the presence of oil and natural gas in the immediate vicinity, and consultations with the Company's geologist, drilling contractor and other oil field service providers. As discussed above, the Company is required to expend AUS$200,000 for geological studies and interpretation of existing seismic data during the first year after the Prospect is acquired.  Subject to the availability of funds therefore, the Company would like to expend approximately AUS$1.25 million for new 3D seismic data.

 The Company intends to seek a joint venture partner that might act as the operator of the Company’s wells.  If the Company is unsuccessful in procuring such a partner, it will engage the services of a third party once it has identified a proposed drilling site.  Management foresees no problem in procuring the services of one or more qualified operators and drillers in connection with the initial phase of the Company’s plan of operation, although a considerable increase in drilling activities in the area of the Company’s properties could make difficult (and perhaps expensive) the procurement of operating and drilling services.  In all cases, the operator will be responsible for permitting the well.  In addition to the permitting process, the operator will be responsible for hiring the drilling contractor, geologist and petroleum engineer to make final decisions relative to the zones to be targeted, well design, and bore-hole drilling and logging. Should the well be successful, the operator would thereafter be responsible for completing the well, installing production facilities and interconnecting with gathering or transmission pipelines if economically appropriate the Company expects to pay third party operators (i.e. not joint venture partner with the Company) commercially prevailing rates.

The operator will be the caretaker of the well once production has commenced.  Additionally, the operator will formulate and deliver to all interest owners an operating agreement establishing each participant’s rights and obligations in that particular well based on the location of the well and the ownership. the operator will also be responsible for paying bills related to the well, billing working interest owners for their proportionate expenses in drilling and completing the well, and selling the production from the well.  Unless each interest owner sells its production separately, the operator will collect sale proceeds from oil and gas purchasers, and, once a division order has been established and confirmed by the interest owners, the operator will issue the checks to each interest owner in accordance with its appropriate interest. The operator will not perform these functions when each interest owner sells its production separately, in which case the interest owners will undertake these activities separately.  After production commences on a well, the operator also will be responsible for maintaining the well and the wellhead site during the entire term of the production or until such time as the operator has been replaced.

The principal oil, natural gas and gas liquids transportation hub for the region of South Australia surrounding the Prospect is located in the vicinity of Moomba. This processing and transportation center is approximately 60 km (36 miles) due east of the Prospect’s eastern boundary. Large diameter pipelines deliver oil and gas liquids from Moomba south to Port Bonython (Whyalla). Natural gas is also moved south to Adelaide or east to Sydney.  A gas transmission pipeline also connects Moomba to Ballera, which is located northeastward in the State of Queensland. From Ballera gas can be moved to Brisbane and Gladstone, where a Liquefied Natural Gas (LNG) project is under development. the Moomba treating and transportation facilities and the southward pipelines where developed and are operated by a producer consortium led by Santos Ltd (no relation to the Company).

The Company cannot accurately predict the costs of transporting its production until it locates its first successful well. The cost of installing infrastructure to deliver the Company's production to Moomba or elsewhere will vary depending upon distance traversed, negotiated handling/treating fees, and pipeline tariffs.

Results of Operations

The Company’s results of operations for the three and nine month periods ended November 30, 2011 and 2010 are summarized as follows:

	Three months ended Nov. 30, 2011	Three months ended Nov. 30, 2010	Nine months ended Nov. 30, 2011	Nine months ended Nov. 30, 2010
Revenue	$-	$-	$-	$-
Operating Expenses	$2,495	$3,071	$39,251	$5,642
Net Loss	$(2,495)	$(3,071)	$(39,251)	$(5642)

The Company did not earn any revenues for the nine months ended November 30, 2011 and 2010.  The Company does not anticipate earning revenues until such time as it has acquired the Prospect and commenced commercial production thereon. The Company is presently in the development stage of its business and it can provide no assurance that it will acquire the Prospect and discover commercially exploitable levels of hydrocarbons thereon.

The Company’s expenses for the three and nine month periods ended November 30, 2011 and 2010 are outlined in the table below:

	Three months ended Nov. 30, 2011	Three months ended Nov. 30, 2010	Nine months ended Nov. 30, 2011	Nine months ended Nov. 30, 2010
General and Administrative	$16	$81	$90	$511
Foreign Exchange loss (gain)	(6,170)	967	(5,555)	527
Mineral Property Costs	-	-	29,740	-
Professional Fees	8,649	2,023	14,976	4,604
Total	$2,495	$3,071	$39,251	$5,642

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Capital Requirements

The Company will need to obtain additional financing before the Company can acquire the Prospect and implement the initial phase of its current plan of operation.  To acquire the Prospect, the Company must pay an additional US$450,000 in cash.  In connection with this acquisition, the Company will also incur a deferred payment in the form of two promissory notes in the aggregate amount of US$750,000 payable to Liberty, one becoming due six months after the Company’s acquisition of the Prospect, and the other becoming due nine months after the Company’s acquisition of the Prospect.  Furthermore, the acquisition of the Prospect will obligate the Company to pay US$100,000 in cash to Keith D. Spickelmier.  Moreover, after the acquisition, the Company will have a work commitment with respect to the Prospect requiring the Company to expend AU$200,000 in the first year after the acquisition and AU$1.25 million in the second year.  Some of these amounts will become due before the Company is able to commence production on the Prospect.   Accordingly, some of these amounts must be raised.  Moreover, the Company expects to need a substantial amount of funds to develop the Prospect.  In addition to the preceding, the Company will need working capital in amounts not now determinable.

The Company’s plan is to try to satisfy a large portion of the post-acquisition amounts and develop the Prospect by selling a portion of its interest in the Prospect to a joint venture partner for a substantial cash payment or work commitment. The Company will strive to procure in such a sale a combination of cash and work commitment sufficient for the Company to meet its financial obligations for about three years after the Prospect is acquired. the Company has had very preliminary discussions with several companies to become joint venture partners.  To obtain the maximum combination of cash and work commitment in connection with the sale of an interest in the Prospect, the Company may seek to add value by completing a 3D seismic survey over a portion of the property and/or re-processing existing seismic data related to the Prospect.  Unless the Company is able to sell such an interest for such a payment, the Company will need to raise additional funds in an institutional financing to satisfy the deferred payments and to develop the Prospect.  The amount sought would be $5.0 to $7.0 million.

The Company believes at least $3.0 million would be required to satisfy its obligations in connection with the acquisition of the Prospect and for two years after the Prospect is acquired, but this amount would not allow the Company to develop the Prospect in any meaningful way.  Somewhat less than half of the preceding $3.0 million amount would need to be raised within about the next 18 months to satisfy amounts becoming due within such time period, while somewhat more than half of the preceding $3.0 million amount would need to be raised within about the next 30 months to satisfy amounts becoming due near the end of such time period.

If institutional financing were required, the Company would need to identify various sources of such capital, including private sales of equity securities or the incurrence of indebtedness.  However, the Company currently does not have any binding commitments for, or readily available sources of, additional financing.  Moreover, additional financing may not be available on favorable terms or at all.

If required financing is not available on acceptable terms, the Company could be prevented from satisfying its debt obligations or developing the Prospect.  In such event, the Company would be forced to seek an extension of the due date of the amount owed to Liberty or Mr. Spickelmier, or else default on one or more of these amounts.  If a default occurs, Liberty or Mr. Spickelmier could exercise the rights of an unsecured creditor and possibly levy encumbrances on all or a large part of the Company’s assets.  Moreover, the Company’s failure to honor its work commitment could result in its loss of the Prospect.  If any of the preceding events were to occur, the Company could be forced to cease its new business plan altogether, which could result in a complete loss of stockholders’ equity.

If the Company does not obtain additional financing through an equity or debt offering, the Company may be constrained to attempt to sell some portion of the Prospect under unfavorable circumstances and at an undesirable price.  However, the Company cannot assure anyone that the Company will be able to find interested buyers or that the funds received from any such sale would be adequate to fund its activities. the Company’s future liquidity will depend upon numerous factors, including the success of its business efforts and its capital raising activities.

The Company presently intends to begin the exploration in the second quarter after it acquires the Prospect by shooting of about 100 square kilometers of new 3D seismic at an estimated cost of AUS$1.25 million. the Company also presently intends to continue the exploration of the Prospect by drilling two or three wells during the fourth quarter after the acquisition of the Prospect, at an estimated aggregate cost of between AUS$3.0 million and AUS$4.5 million.

If the Company is successful with these wells, it will continue with a full development plan, the scope of which is now uncertain but will be based on technical analysis of acquired seismic data collected and/or reprocessed, field drilling reports and well log reports.  However, all of the preceding plans are subject to the availability of sufficient funding and the procurement of all governmental approvals. the Company does not now have sufficient available funds to undertake these tasks, and will need to procure a joint venture partner or raise additional funds as described above.  The failure to procure a joint venture partner or raise additional funds will preclude the Company from pursuing its business plan, as well as exposing it to the loss of the Prospect, as discussed immediately above.  Moreover, if the Company’s business plan proceeds as just described, but the Company’s first wells do not prove to hold producible reserves, the Company could be forced to cease its exploration efforts on the Prospect.

Production from the Company’s exploration and drilling efforts would provide the Company with cash flow. The proven reserves associated with production would increase the value of the Company's rights in the Prospect.  This, in turn, should enable the Company to obtain bank financing (after the wells have produced for a period of time to satisfy the related lender).  Both of these results would enable the Company to continue with its initial drilling activities.  In fact, cash flow and conventional bank financing are as critical to the Company’s plan of operation in the long run as the procurement of a joint venture partner or completion of a significant institutional financing.  Management believes that, if the Company’s plan of operation progresses (and production is realized) as planned, sufficient cash flow and conventional bank financing will be available for purposes of properly pursuing the Company’s plan of operation, although the Company can make no assurances in this regard.

The Company has already raised "seed" capital in the amount of approximately $375,000 in a private placement. The Company is continuing efforts to raise funds in this private placement through the end of January 2012.

To conserve on the Company's cash requirements, the Company may try to satisfy its obligations by issuing shares of its common stock, which will result in dilution to the Company’s existing stockholders.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and Rule 15d-15(e) as of the end of the period covered by this quarterly report.  Based on that evaluation, the principal executive officer and principal financial officer have identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of its financial procedures.  Other than for this exception, the principal executive officer and principal financial officer believe the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period of this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits.

(a)           The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number   Description

31.01	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.02	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*           XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTOS RESOURCE CORP.
(Registrant)

By:	/s/ Keith J. McKenzie
Keith J. McKenzie,
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William E. Begley
William E. Begley,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

January 23, 2012