Form 10-K
period 2012-02-29
Discovery Energy Corp.
filed 2012-06-12
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 000-53520

discovery energy Corp.

f/k/a “Santos Resource Corp.”

(Exact name of registrant as specified in its charter)

Nevada	98-0507846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Riverway Drive, Suite 1700, Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (713) 840-6495

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,200,708.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 62,448,500 as of June 5, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in our other Securities and Exchange Commission filings.

PART I

Item 1. Business.

Background

Our company, Discovery Energy Corp., f/k/a “Santos Resource Corp.,” was incorporated under the laws of the state of Nevada on May 24, 2006. Until recently, we had not commenced business operations. Our original plan of business was to explore and develop a 75% interest in and to 18 mineral claims covering approximately 900.75 hectares (9.01 km2) called the Lourdeau Claims. The Lourdeau Claims are located in the La Grande geological area of Quebec, Canada, in the James Bay Territory about 620 miles (1,000 km) north of Montreal, Quebec. We abandoned this original plan of business, and had been looking for another business opportunity. Until the completion of the acquisition described herein, we had been a "shell company" as defined in the Rule 405 of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. For reasons given hereinafter, we have adopted a significant change in our corporate direction. We have decided to focus our efforts on the acquisition of an attractive crude oil and natural gas prospect located in Australia, and the exploration, development and production of oil and gas on this prospect.

We now propose to pursue a new business plan involving the development of the Petroleum Exploration License (PEL) 512 (the “Prospect”) in the State of South Australia. The Prospect involves 584,651 gross acres overlaying portions of the geological system generally referred to as the Cooper and Eromanga basins. The Prospect is flanked by offset production totaling more than 4.2 million barrels since 2001. Other nearby fields have produced more than 16.3 million barrels of oil. Since the early 1980s, the oil fairway on which the Prospect sits has produced over 23.6 million barrels of oil. The Prospect features access to markets via existing and expanding pipeline capacity. During the late 1980s and again during 2005-2006, various operators in the extreme southeast corner of the Prospect drilled 11 wells. Reports filed with the South Australian government indicate that some of these wells exhibited "oil shows" but none were completed to enable production.  For more information about the Prospect, see the section captioned "Description of Prospect - Petroleum Exploration License (PEL) 512” below.

Certain Recent Events Unrelated to the Prospect

Change of the Control and Management. In connection with the change in our business focus, a change of the control of our company occurred effective on January 13, 2012 pursuant to the terms, provisions and conditions of a Common Stock Purchase Agreement dated as of such date (the "Stock Agreement") by and between (a) Shih-Yi Chuang, Richard Bruce Pierce, Andrew Lee Smith, David W. Smalley and Robert Birarda, as sellers (collectively “Sellers”), and (b) Keith J. McKenzie. In connection with the closing of the transactions provided for by the Stock Agreement, Mr. McKenzie, William E. Begley and Michael D. Dahlke (collectively “Purchasers”) acquired an aggregate of 25,310,000 shares of our common stock (“Transferred Shares”), $.001 par value, theretofore owned separately by Sellers at a price of $0.0001 per Transferred Share. This number of Transferred Shares represented 78.9% of our outstanding shares of our common stock prior to taking into account the other transactions described below, and 41.5% of our outstanding shares of our common stock after taking into account the other completed transactions described below. As of the date of this Annual Report, 18,240,000 of the Transferred Shares had been transferred to Purchasers, and Sellers have agreed to transfer the remainder of the Transferred Shares to Purchasers as soon as is possible. Management believes that the remainder of the Transferred Shares will be transferred to Purchasers by the end of June 2012.

Our current management believes that, prior to the sale and purchase of the Transferred Shares, control of our company was dispersed among our largest stockholders who (to the best of such management's knowledge) had not agreed to act collectively as a group. These stockholders included Sellers. Particularly prior to the time of the sale and purchase of the Transferred Shares, Richard Bruce Pierce (who was then our sole director, as well as one of our largest stockholders) probably held primary control of our company. At a time shortly prior to the time of the sale and purchase of the Transferred Shares, Mr. Pierce probably shared control of our company with Andrew Lee Smith, who was also a director of ours until November 14, 2011, as well as one of our largest stockholders. After the sale and purchase of the Transferred Shares and the issuance of 20.0 million shares of our common stock to Keith D. Spickelmier in connection with our acquisition of all of Mr. Spickelmier’s rights in the Liberty Agreement (as defined and described below), Keith J. McKenzie and Mr. Spickelmier probably hold primary control of our company, although they have not agreed to act collectively as a group. Mr. McKenzie is now one of our directors and our executive officer, and Mr. Spickelmier is now one of our directors and our chairman of the boards.

At the time of the sale and purchase of the Transferred Shares, the number of directors constituting our Board of Directors was initially expanded from one to two, and Keith J. McKenzie was elected to our Board of Directors to fill the newly created vacancy. Eventually, our Board of Directors was expanded to three persons; Richard Bruce Pierce resigned from his seat on such board; and Keith D. Spickelmier and William E. Begley were elected to fill the two vacant seats. Moreover, at the time of the sale and purchase of the Transferred Shares, all our then serving officers resigned from their positions as such. The following persons were elected (some upon the preceding resignations, some later) to the one or more offices of our company set forth opposite their respective names below as our new slate of officers:

Keith D. Spickelmier	Chairman of the Board
Keith J. McKenzie	Chief Executive Officer
Michael D. Dahlke	President and Chief Operating Officer
William E. Begley	Chief Financial Officer and Treasurer
Mark S. Thompson	Secretary

Name Change. We changed our corporate name from “Santos Resource Corp.” to “Discovery Energy Corp.” effective May 7, 2012.

Private Placement. We completed a private placement as of May 1, 2012 in which we sold an aggregate of 10,070,000 million shares at a price of $0.125 per share. The cash offering resulted in $1,258,750 in proceeds to us. The shares were issued to a total of 23 investors, all of whom were accredited.

Change in Shell Status. As a result of the acquisition of the rights in the Liberty Agreement and the optioning of the Prospect, we are no longer a shell corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 under the Exchange Act.

Our Acquisition of Rights Under the Liberty Agreement

Pursuant to the terms, provisions and conditions of an assignment (the “Assignment”) dated effective January 13, 2012 executed by Keith D. Spickelmier in our favor, we acquired all of Mr. Spickelmier’s rights in a legal document (as amended and restated, the “Liberty Agreement”) between Liberty Petroleum Corporation (“Liberty”) and Mr. Spickelmier dated September 12, 2011. In the Liberty Agreement, Liberty granted to Mr. Spickelmier a 60-day exclusive right to negotiate an option to acquire the Prospect (the “Option”). Liberty was the winning bidder for the Prospect. In order for the Prospect to be vested in Liberty, it needs to complete negotiation of a Native Title land access and compensation agreement with the relevant Aboriginal native title holders and claimants, who have certain historic rights on the Prospect land, to provide consent to the license being issued to Liberty. The Liberty Agreement was later amended and restated several times to extend the exclusive right provided for thereby and to modify certain of its terms.

Per the terms of the Liberty Agreement, Mr. Spickelmier paid to Liberty a $50,000 initial deposit. In anticipation of the assignment of the Liberty Agreement to us, we paid an additional $100,000 deposit to extend the exclusive right provided for by the Liberty Agreement, and an additional $200,000 deposit to modify certain terms of the Liberty Agreement, including the further extension until January 31, 2012. The preceding amounts will be applied to the Option’s exercise price upon exercise, or (as discussed below) will be refunded if the Option is not exercised for various reasons.

The purchase price for the assignment of Mr. Spickelmier’s rights in the Liberty Agreement was as follows:

*	$50,000 in cash, payable as soon as we have funds therefor
*	$100,000 payable upon notice from the South Australian Minister of Regional Development (the “Minister”) that the Minister has granted and issued in our name a petroleum exploration license allowing the exploration and drilling rights related to the Prospect (the "License")
*	20.0 million shares of our common shares issued upon delivery of the Assignment
*	A convertible promissory note for $55,000 convertible into 55.0 million common shares, such note being issuable upon notice from the Minister that the Minister has granted and issued the License in our name.

In the Assignment (as amended), Mr. Spickelmier agreed that, if the Minister ever definitively decides not to grant and issue the License in our name, or has failed to grant and issue the License in our name prior to August 31, 2012, whichever occurs first, then Mr. Spickelmier shall return immediately to us the 20.0 million shares issued to him in connection with the delivery of the Assignment.

Optioning of the Prospect

On January 31, 2012, per the Liberty Agreement, we entered into an Option to Purchase and Sale and Purchase Agreement (the "Option Agreement") with Liberty. The Option Agreement provides for the sale and transfer of the Prospect. The Option Agreement reflects the results of negotiations between us and Liberty, and the Option Agreement supersedes the Liberty Agreement.

The Option Agreement provides that the Option’s exercise price for the Prospect is a deemed total of US$4.05 million payable as follows:

*	Cash in the amount of US$800,000 – Regarding the preceding amount, US$550,000 has already been paid to Liberty, and the remaining US$250,000 must be paid to Liberty after our acquisition of the Prospect.
*	Two promissory notes with an aggregate principal amount of US$750,000, one in the amount of US$500,000 becoming due six months after our acquisition of the Prospect, and the other in the amount of US$250,000 becoming due nine months after our acquisition of the Prospect
*	Twelve million shares of our common stock, of which Liberty has agreed not to sell more than 10% in any three-month period

After any exercise of the Option, Liberty would retain a 7.0% royalty interest.

If the Minister does not grant the License allowing the exploration of and drilling on the Prospect within a certain period of time, we will have the option to cancel the transaction, and Liberty is required to refund all moneys paid to it.

The License involves a five-year work commitment involving expenditures of AU$200,000 (US$194,000) in the first year after the acquisition, AU$1.25 million (US$1,212,000) in the second year, and even greater amounts in subsequent years. Our inability to honor this work commitment could result in the reversion of the License to Liberty pursuant to the terms of the Option Agreement.

In addition to the matters described above, the Option Agreement features various other agreements, representations, warranties and indemnities that we believe are customary and are commercially reasonable.

Effective May 15, 2012, Liberty and we entered into a Novation Deed, which is intended to supersede the Option Agreement. The Novation Deed attempts to place us (through our newly formed Australian subsidiary, Discovery Energy SA Ltd, referred to hereinafter as the “Subsidiary”) in a direct contractual relationship with regard to the License and the Prospect for all purposes. For example, instead of the License’s being issued to Liberty and then assigned to us, Liberty and we will strive to have the License issued directly in the Subsidiary’s name. Furthermore, instead of Liberty, the Subsidiary will be the party to the Native Title land access and compensation agreement. The rationale for this action was to try to avoid regulatory delays in having documents and rights subsequently assigned to us, and to avoid transfer taxes that would result upon such assignments. The Novation Deed was intended to change only the form of our transaction with Liberty and not its substance. Accordingly, when possible, the original terms of the Option Agreement were preserved in the Novation Deed. The approach provided by the Novation Deed required approval by the appropriate regulatory agencies. On June 4, 2012, we received notice that the substitution of the Subsidiary for Liberty regarding the License was approved by the Executive Director of the Energy Resources Division of the Department form Manufacturing, Innovation, Trade Resources and Energy, which acts as a delegate of the Minister for Minerals and Energy Resources.

We believe that the following events must occur before we can acquire the License:

*	We must complete the negotiation of a Native Title land access and compensation agreement with the relevant Aboriginal native titleholders and claimants, who have certain historic rights over the License land, to provide consent to the License being issued to either to Liberty or the Subsidiary.
*	We must receive and accept an offer from the Minister of a grant of the License.

We have no assurance that the preceding events will occur. Consequently, neither we nor anyone else has any assurance that we will be able to consummate the acquisition of the License.

We believe that we now have (or will at the appropriate time in the future have) sufficient funds to acquire the License. Nevertheless, we will need to raise additional funds to satisfy the deferred payments to Liberty incurred in connection with the acquisition of the License, our obligations under the work commitment with respect to the License and other amounts required to explore and develop the Prospect, and other working capital needs. We have no assurance that we will be able to raise funds to satisfy the preceding amounts.

Description of Prospect – Petroleum Exploration License (PEL) 512

The Prospect covers 584,651 gross acres in the State of South Australia that overlays portions of geological systems commonly referred to as the Cooper and Eromanga basins. The Prospect is flanked by offset production totaling more than 4.2 million barrels of oil since 2001. Since the early 1980s, other nearby fields have produced more than 16.3 million barrels of oil, and the oil fairway running through the Prospect has produced over 23.6 million barrels of oil. The Prospect area is connected to eastern and southern Australian petroleum markets by large diameter oil and gas pipelines, as further described below in the section captioned “Plan of Operation - Proposed Initial Activities.” During the late 1980s and again in 2005-2006, various operators drilled a total of 11 wells in the extreme southeast corner of the Prospect. Reports filed with the South Australian government indicate that some of these wells exhibited "oil shows" but none were completed to enable production.  A general idea of the location of the Prospect can be seen in the Location Map that follows this paragraph. The Prospect is located in the Cooper Basin, which is indicated in the Location Map (bottom left) as a black oval. The Permit Map (bottom right) gives an outlined of the Prospect, which has something of an L-shape. The Prospect is indicated in orange and is toward the left of the following Permit Map.

Location Map	Permit Map

The Cooper Basin is comprised of 32 million acres. It developed in late Carboniferous/early Permian, and features a maximum thickness of sediments of about 9,000 feet. This basin is divided into several depo-centers by faulted anticlinal trends. The Permian era formations within the Cooper Basin are characterized by alternating fluvial sandstones/floodplain siltstones. Overlaying the Permian are Triassic era formations characterized by fluvial/floodplain sediments. The Eromanga Basin is comprised of 250 million acres. It developed as an interior sag over central and eastern Australia. In the south, depo-centers coincide with underlying Cooper Basin synclines, thus in some areas causing the Eromanga Basin to be on top of the Cooper Basin. The geological characteristics of these two basins cause them in effect to form a basin system that for many purposes can best be thought of in terms of a single geological phenomenon rather than two.

Hydrocarbons were first discovered in this system in the early 1960’s when gas was discovered in 1963 by the Gidgealpa-2 well. The prolific Moomba gas field was discovered in 1966. The first commercial oil was discovered in 1970 in the Tirrawarra oil field. Currently, this system has produced 57 oil fields and 149 gas fields. While natural gas production and associated liquids at the giant Moomba gas field have been in decline, crude oil production has seen a resurgence due to access to 3-D seismic data and greater drilling activity resulting from higher oil prices and re-leasing of inactive acreage. Since January 2002, new Cooper Basin explorers have drilled 160 exploration wells and 55 appraisal/development wells. Most wells have targeted oil, although both oil and gas have been discovered. New explorers found new pools in 80 of these wells, representing a technical success rate of 50%, and 67 were cased and suspended as future producers representing a 42% commercial success rate. Forty-three (43) exploration wells and 321 appraisal/development wells have been drilled in the Petroleum Production Licenses (PPLs) that are operated by Santos Limited and that existed before 2000. (Santos Limited is another company that is in no way related to us.) The success rate for appraisal and development drilling in these PPLs was a very respectable 96%. Cumulative production crude oil and condensate has been 229 million barrels since 1983. Nearly 500 trillion cubic feet of natural gas bas been produced since 1970. Current daily production is approximately 11,000 barrels of oil/condensate, 125,000 Mcf of natural gas, and 2,200 barrels per day of associated liquids.

Drilling activity has recently increased in certain areas bordering or in close proximity to the Prospect. The following map indicates locations (mostly to the northwest of the Prospect) at which wells have been drilled.

Plan of Operation

General

We intend to engage primarily in the exploration and development of oil and gas on the Prospect in an effort to develop oil and gas reserves. Our principal products will be crude oil and natural gas.

Our development strategy will be directed in the multi-pay target areas of South Australia, with principal focus on the prolific Cooper/Eromanga Basin, towards rapidly expanding production rates and proving up significant reserves primarily through exploratory drilling. Our mission will be to generate superior returns for our stockholders by working with industry partners, suppliers and the community to build a focused exploration and production company with strong development assets in the oil and gas sector.

In the right circumstances, we might assume the entire risk of the drilling and development of the Prospect. More likely, we will determine that the drilling and development of the Prospect can be more effectively pursued by inviting industry participants to share the risk and the reward of the Prospect by financing some or all of the costs of drilling wells. Such arrangements are frequently referred to as "farm-outs." In such cases, we may retain a carried working interest or a reversionary interest, and we may be required to finance all or a portion of our proportional interest in the Prospect. Although this approach will reduce our potential return should the drilling operations prove successful, it will also reduce our risk and financial commitment to a particular prospect. Prospective participants regarding possible “farm-out” arrangements have already approached us.

There can be no assurance that we will be successful in our exploratory and production activities. The oil and gas business involves numerous risks, the principal ones of which are listed in “Item 1A. Risk Factors - RISKS RELATING TO OUR INDUSTRY - PARTICIPANTS IN THE OIL AND GAS INDUSTRY ARE SUBJECT TO NUMEROUS RISKS.” As we become more involved in the oil and gas exploration and production business, we will give more detail information regarding these risks.

Although our primary focus is on the acquisition and development of the Prospect, we have received information about, and have had discussion regarding possible acquisition of or participation in, other oil or gas opportunities. None of these discussions has led to any agreement in principle. Nevertheless, given an attractive opportunity and our ability to consummate the same, we could acquire one or more other crude oil and natural gas properties, or participant in one or more other crude oil and natural gas opportunities.

Proposed Initial Activities

Currently, we are striving to close the acquisition of the Prospect. We have raised sufficient funds, and we have completed the negotiations and documentation, to do this. Nevertheless, to close the acquisition of the Prospect, we will need to complete negotiation of an access and royalty arrangement with the relevant Aboriginal native title holders, who have certain historic rights on the Prospect land. Moreover, we will need to convince the appropriate South Australian government agencies to allow us to assume the position of Liberty regarding the Prospect. We have no assurance that we will be able to accomplish the preceding. Consequently, neither we nor anyone else has any assurance that we will be able to consummate the acquisition of the Prospect.

We have just begun the initial phase of our plan of operation. To date we have not commenced any drilling or other exploration activities on any properties, and thus we do not have any estimates of oil and gas reserves. Consequently we have not reported any reserve estimates to any governmental authority. We cannot assure anyone that we will find commercially producible amounts of oil and gas. Moreover, at the present time, we cannot finance the initial phase of our plan of operation solely through our own current resources. Consequently, we plan on undertaking certain financing activities described in "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" herein. The success of the initial phase of our plan of operation depends upon our ability to obtain additional capital to acquire the Prospect, to acquire seismic data with respect to the Prospect, and to drill exploratory and developmental wells. We cannot assure anyone that we will obtain the necessary capital.

The initial phase of our plan of operation will involve the acquisition of the Prospect. For the terms of this acquisition, see the section captioned “Optioning of the Prospect” above. If this acquisition is completed, the Prospect will be subject to a five-year work commitment, which involves the following:

*	Year 1 - AUS$200,000 (US$194,000) must be expended for geological studies and interpretation of existing seismic
*	Year 2 - AUS$1,250,000 (US$1,212,000) must be expended to shoot 250 square kilometers (approximately 97 square miles) of new 2D seismic
*	Year 3 - AUS$5,000,000 (US$4,848,000) must be expended to shoot 400 square kilometers (approximately 154 square miles) of new 3D seismic and AUS$3,600,000 (US$3,490,000) must be expended to drill two wells
*	Year 4 - AUS$9,000,000 (US$8,730,000) must be expended to drill five wells
*	Year 5 - AUS$9,000,000 (US$8,730,000) must be expended to drill five wells

The dollar amounts in the official work commitment are Australian currency. The US dollar amounts shown above calculated are approximate and based on the June 1, 2012 closing quoted exchange rate of AU$0.970/US$1.00. The US dollar costs actually incurred in the future will be a function of the exchange rate that exists between the two currencies when expenditures are made. During the past year, that exchange rate has varied from a low of AU$0.966/US$ to a high of AU$1.085/US$.

The prices of the equipment and services that we must employ to fulfill the work commitment also vary based on both local and international demand for such products by others involved in exploration for and production of oil and gas. Recent high worldwide energy prices have resulted in growing demand, and frequent higher prices charged by suppliers. Therefore, we have no assurance that the steps in the work plan (e.g. shooting 250 square kilometers) can be accomplished at the cost estimates included in Liberty’s original License bid, which has been accepted by the South Australian government.

Based on our technical analysis to date, we believe that acceleration of the PEL 512 work plan can be justified. Hence, we have begun outlining a more aggressive schedule for the first license year. It is expected this plan will involve an earlier 2D/3D seismic campaign ($US5.5 - 6.5 million) and exploratory well drilling ($US3.5 - 4.5 million). Subject to the availability of funds plus proper equipment and personnel, management feels that US$10.0 million can be productively invested within the first two years. Not only is this program contingent on our procurement of sufficient funds therefore, it may also be subject to governmental approval to vary the work commitment already in place.

We intend to seek a joint venture partner that might act as the operator of our wells. If we are unsuccessful in procuring such a partner, we will engage the services of a third party once we have identified a proposed drilling site. Management foresees no problem in procuring the services of one or more qualified operators and drillers in connection with the initial phase of our plan of operation, although a considerable increase in drilling activities in the area of our properties could make difficult (and perhaps expensive) the procurement of operating and drilling services. In all cases, the operator will be responsible for permitting the well. In addition to the permitting process, the operator will be responsible for hiring the drilling contractor, geologist and petroleum engineer to make final decisions relative to the zones to be targeted, well design, and bore-hole drilling and logging. Should the well be successful, the operator would thereafter be responsible for completing the well, installing production facilities and interconnecting with gathering or transmission pipelines if economically appropriate we expect to pay third party operators (i.e. not joint venture partner with us) commercially prevailing rates.

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

The principal oil, natural gas and gas liquids transportation hub for the region of South Australia surrounding the Prospect is located in the vicinity of Moomba. This processing and transportation center is approximately 60 km (36 miles) due east of the Prospect’s eastern boundary. Large diameter pipelines deliver oil and gas liquids from Moomba south to Port Bonython (Whyalla). Natural gas is also moved south to Adelaide or east to Sydney. A gas transmission pipeline also connects Moomba to Ballera, which is located northeastward in the State of Queensland. From Ballera gas can be moved to Brisbane and Gladstone, where a Liquefied Natural Gas (LNG) project is under development. The Moomba treating and transportation facilities and the southward pipelines were developed and are operated by a producer consortium led by Santos Limited (no relation to us).

We cannot accurately predict the costs of transporting our production until we locate our first successful well. The cost of installing infrastructure to deliver our production to Moomba or elsewhere will vary depending upon distance traversed, negotiated handling/treating fees, and pipeline tariffs.

Markets and Marketing

The petroleum industry has been characterized historically by crude oil and natural gas commodity prices that fluctuate (sometimes dramatically), and supplier costs can rise significantly during industry booms. For example, crude oil and natural gas prices increased to historical highs in 2008 and then declined significantly over the last two quarters of 2008. Since this period, prices have improved, but have not returned to historical highs. Crude oil and gas prices and markets are likely to be volatile again in the future. Crude oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand for oil and gas, market uncertainty, and a variety of additional factors beyond our control. Those factors include:

*	international political conditions (including wars and civil unrest, such as the recent unrest in the Middle East);
*	the domestic and foreign supply of oil and gas;
*	the level of consumer demand;
*	weather conditions;
*	domestic and foreign governmental regulations and other actions;
*	actions taken by the Organization of Petroleum Exporting Countries (OPEC);

*	the price and availability of alternative fuels; and
*	overall economic conditions.

Lower oil and natural gas prices may not only decrease our revenues on a per unit basis, but may also reduce the amount of oil and natural gas we can produce economically, if any. A sustained decline in oil and natural gas prices may materially affect our future business, financial condition, results of operations, liquidity and borrowing capacity, and may require a reduction in the carrying value of our oil and gas properties. While our revenues may increase if prevailing oil and gas prices increase significantly, exploration and production costs and acquisition costs for additional properties and reserves may also increase. We may not enter into hedging arrangements or use derivative financial instruments such as crude oil forward and swap contracts to hedge our risk associated with fluctuations in commodity prices.

We do not expect to refine any of our production, although we may have to treat or process some of our production to meet the quality standards of purchasing or transportation companies. Instead, we expect that all or nearly all of our production will be sold to a relatively small number of customers. Production from our properties will be marketed consistent with industry practices. We do not now have any long-term sales contracts for any crude oil and natural gas production that we realize, but we expect that we will generally sell any production that we develop pursuant to these types of contracts. We do not believe that we will have any difficulty in entering into long-term sales contracts for our production, although there can be no assurance in this regard.

The availability of a ready market for our production will depend upon a number of factors beyond our control, including the availability of other production in the Prospect’s region, the proximity and capacity of oil and gas pipelines, and fluctuations in supply and demand. Although the effect of these factors cannot be accurately predicted or anticipated, we do not anticipate any unusual difficulty in contracting to sell our production of oil and gas to purchasers at prevailing market prices and under arrangements that are usual and customary in the industry. However, there can be no assurance that market, economic and regulatory factors will not in the future materially adversely affect our ability to sell our production.

We expect that most of the natural gas that we are able to find (if any) will be transported through gas gathering systems and gas pipelines that are not owned by us. The Prospect is in fairly close proximity to gas pipelines suitable for carrying our production. Transportation capacity on gas gathering systems and pipelines is occasionally limited and at times unavailable due to repairs or improvements being made to the facilities or due to use by other gas shippers with priority transportation agreements or who own or control the relevant pipeline. If transportation space is restricted or is unavailable, our cash flow could be adversely affected.

Sales prices for oil and gas production are negotiated based on factors normally considered in the industry, such as the reported trading prices for oil and gas on local or international commodity exchanges, distance from the well to the pipeline, well pressure, estimated reserves, commodity quality and prevailing supply conditions. Historically, crude oil and natural gas market prices have experienced high volatility, which is a result of ever changing perceptions throughout the industry centered on supply and demand. We cannot predict the occurrence of events that may affect oil and gas prices or the degree to which such prices will be affected. However, the oil or gas prices realized by us should be equivalent to current market prices in the geographic region of the Prospect. Typically, oil prices in Australia reflect or are “benchmarked” against European commodity market trading settlement prices. Recent price levels in this market have been at a premium to those settled in the United States. During certain periods, the differential has been substantial. We cannot predict the future level of this price differential or be assured that such differential will reflect a discount in the future.

We will strive to obtain the best price in the area of our production. Our revenues, profitability and future growth will depend substantially on prevailing prices for crude oil and natural gas. Decreases in the prices of oil and gas would likely adversely affect the carrying value of any proved reserves we are successful in establishing and our prospects, revenues, profitability and cash flow.

Competition

We expect to operate in the highly competitive areas of oil and gas exploration, development and production. We believe that the level of competition in these areas will continue into the future and may even intensify. In the areas of oil and gas exploration, development and production, competitive advantage is gained through superior capital investment decisions, technological innovation and costs management. Our competitors include major oil and gas firms and a large number of independent oil and gas companies. Because we expect to have control over acreage sufficient for our exploration and production efforts for the foreseeable future, we do not expect to compete for the acquisitions of properties for the exploration for oil and gas. However, we will compete for the equipment, services and labor required to operate and to develop our properties and to transport our production. Many of our competitors have substantially larger operating staffs and greater financial and other resources. In addition, larger competitors may be able to absorb the burden of any changes in laws and regulations more easily than we can, which would adversely affect our competitive position. Moreover, most of our competitors have been operating for a much longer time than we, and have demonstrated the ability to operate through a number of industry cycles. The effect of the intense competition that we will face cannot now be determined.

Regulation

We expect to operate in a highly regulated environment. We expect that the scope of regulation applicable to us will expand as we move forward with our business plan. We intend to be advised by legal counsel as to the laws and regulations becoming applicable to us, particularly with respect to the exploration, development and production of oil and gas in Australia. As we become more involved in the oil and gas exploration and production business, we will give more detail information regarding the materials features and effects of the laws and regulations to which we become subject.

Legal Proceedings

We are not now involved in any legal proceedings. There can be no assurance, however, that we will not in the future be involved in litigation incidental to the conduct of our business.

Employees

As of the date of this filing, we had no employees. We expect that we will have no employees for the foreseeable future, although we expect to enter into consulting agreements with members of our management at some time in the future. The market for qualified oil and gas professionals and craftsmen can be very competitive during periods of strong commodity prices. Such a period is currently being experienced. We anticipate that we will be able to offer compensation and an interesting work environment that will enable us to attract employees to meet our labor needs.

Facilities

We maintain our principal executive offices at One Riverway Drive, Suite 1700, Houston, Texas 77056 through an office rental package on essentially a month-to-month basis. Management believes that any needed additional or alternative office space can be readily obtained.

Our Historical Business

Our historical business involved the proposed exploration and development of a 75% interest in and to 18 mineral claims covering approximately 900.75 hectares (9.01 km2) called the Lourdeau Claims in the La Grande geological area of Quebec, Canada. Management intends to dispose of these claims as soon as a ready buyer can be found, so that management can devote its entire attention to our new business.

Item 1A. Risk Factors.

An investment in shares of our common stock is highly speculative and involves a high degree of risk. You should carefully consider all of the risks discussed below, as well as the other information contained in this Annual Report. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected and the trading price of our common stock could decline.

RISKS RELATING TO OUR COMPANY

We need to complete the acquisition of OUR Prospect.

We have raised sufficient funds, and we have completed the negotiations and documentation, to acquire the Prospect. Nevertheless, to close the acquisition of the Prospect, we will need to complete negotiation of an access and royalty arrangement with the relevant Aboriginal native title holders, who have certain historic rights on the Prospect land. Moreover, we will need to convince the appropriate South Australian government agencies to allow us to assume the position of Liberty regarding the Prospect. We have no assurance that we will be able to accomplish the preceding. Moreover, we will need to complete our due diligence of the Prospect. If during the course of our due diligence on the Prospect we learn of one or more matters that lead us to conclude that the acquisition of the Prospect is unattractive, we may abandon the acquisition. In the event of an abandonment of the acquisition of the Prospect for whatever reason, we could be forced to cease our new business plan altogether, which could result in a large loss to investors. We have no assurance of our ability to complete the acquisition.

We WILL need additional capital to SATISFY A DEFERRED PAYMENT incurred in connection with the acquisition of THE PROSPECT and TO DEVELOP THE PROSPECT, which we may not be able to raise or WHICH may be available only on terms unfavorable to us.

In connection with the acquisition of the Prospect, we will incur a deferred payment in the form of a six-month promissory note and a nine-month promissory note in the respective amounts of US$500,000 and US$250,000 payable to Liberty. Moreover, after the acquisition, we will have a work commitment with respect to the Prospect requiring us to expend AU$200,000 (US$194,000) in the first year after the acquisition and AU$1.25 million (US$1,212,000) in the second year. These amounts will become due before we are able to commence production on the Prospect. Our plan is to try to satisfy this deferred payment and develop the Prospect by selling a portion of our interest in it for a substantial cash payment. Unless we are able to sell such an interest for such a payment, we will need to raise additional funds to satisfy the deferred payment and to develop the Prospect. In such event, we would need to identify various sources of capital and financing alternatives, including private sales of equity securities or the incurrence of indebtedness. However, we currently do not have any binding commitments for, or readily available sources of, additional financing. Moreover, additional financing may not be available on favorable terms or at all. If required financing is not available on acceptable terms, we could be prevented from satisfying our debt obligations or developing the Prospect. In such event, we would be forced to seek an extension of the due date of the amount owed to Liberty or else default on this amount. If a default occurs, the Liberty could exercise the rights of an unsecured creditor and possibly levy encumbrances on all or a large part of our assets. Moreover, our failure to honor our work commitment could result in our loss of the Prospect. If any of the preceding events were to occur, we could be forced to cease our new business plan altogether, which could result in a complete loss to our stockholders. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities. Any debt financing undertaken to procure funds may involve restrictions limiting our operating flexibility. Moreover, if we obtain funds through the issuance of equity securities, the following results will or may occur:

*	The percentage ownership of our existing members will be reduced
*	The new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

We have no assurance of our ability to raise funds for any purpose.

WE HAVE NOT ENGAGED IN THE OIL AND GAS EXPLORATION BUSINESS BEFORE.

Our company was incorporated on May 24, 2006 for the purpose of trying to develop commercially certain mineral claims. This business did not move forward. We have decided to focus our business on the acquisition of a particular crude oil and natural gas prospect, and the exploration, development and production of oil and gas on this prospect. This prospect would be considered "undeveloped acreage," which the U.S. Securities and Exchange Commission (the "Commission") defines as "lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves." We have no proved reserves. In view of our extremely limited history in the oil and gas exploration business, you may have difficulty in evaluating us and our business and prospects. You must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. For our business plan to succeed, we must successfully undertake most of the following activities:

*	Complete the acquisition of the Prospect;
*	Drill successfully exploratory test wells on the Prospect to determine the presence of oil and gas in commercially viable quantities;
*	Develop the Prospect to a stage at which oil and gas are being produced in commercially viable quantities;
*	Procure purchasers of our commercial production of oil and gas upon such commencement;
*	Comply with applicable laws and regulations;
*	Identify and enter into binding agreements with a suitable joint venture partner for the Prospect;
*	Implement and successfully execute our business strategy;
*	Respond to competitive developments and market changes; and
*	Attract, retain and motivate qualified personnel.

There can be no assurance that we will be successful in undertaking such activities. Our failure to undertake successfully most of the activities described above could materially and adversely affect our business, prospects, financial condition and results of operations. In addition, there can be no assurance that our exploration and production activities will produce oil and gas in commercially viable quantities, if any at all. Moreover, even if we succeed in producing oil and gas, we expect to incur operating losses until such time (if ever) as we produce and sell a sufficient volume of our commercial production to cover direct production costs as well as corporate overhead. There can be no assurance that sales of our oil and gas production will ever generate significant revenues, that we will ever generate positive cash flow from our operations or that (if ever attained) we will be able to sustain profitability in any future period.

Our auditor has given to us a “going concern” qualification, which questions our ability to continue as a going concern without additional financing.

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended February 29, 2012 regarding our ability to continue as a going concern. Key to this determination is the Company’s lack of any historical revenues and its accumulated loss of $343,909 since inception. Management plans to try to fund our company primarily through the raising of capital through the sale of our equity securities, although there can be no assurance of success in this regard. There can be no assurance that we will be successful in achieving this objective, becoming profitable, or continuing our business without either a temporary interruption or a permanent cessation.

WE COULD FORFEIT CASH DEPOSITS THAT WE MADE AND THAT ARE MATERIAL TO US.

Pursuant to our agreements with Liberty, we have remitted to Liberty cash deposits in the aggregate amount of $550,000. This amount will be applied to purchase price for our targeted prospect, if we complete the acquisition of this prospect. Moreover, Liberty will be obligated to return these deposits under certain circumstances, such as our inability to acquire our targeted prospect resulting from a regulatory refusal to allow us to acquire it or our inability to complete an agreement with relevant Aboriginal native title holders and claimants. However, we could forfeit these deposits under certain circumstances, such as our refusal to complete the acquisition after all other conditions to the acquisition have been fulfilled. Any such refusal would be made for sound business reasons, but the cash deposits would be forfeited, nevertheless. These cash deposits are material to us, and their loss would materially adversely affect us.

We MAY BECOME obligatED to RETURN FUNDS TO INVESTORS.

We recently completed a private placement in which we raised $1,258,750. In connection with this private placement, we agreed that, if our targeted prospect is not acquired and any investors’ funds remain unspent, we would use all unspent investors’ funds to repurchase, at investors’ option, shares acquired in the private placement. In such event, each investor would have the right to have repurchased a percentage of such investor’s shares acquired in the private placement that is equal to the percentage that the unspent investors’ funds bears to the total amount raised in the private placement. The repurchase price would be US$0.125 per share, the same as the purchase price in the private placement. Investors were warned that our agreement in this regard could prove illusory, if we are unable to recover cash deposits required and made in connection with the attempted acquisition of our targeted prospect, or no or little offering proceeds otherwise remained after such acquisition fails to move forward. If such acquisition fails to move forward and we are required to return to investors our remaining cash assets, we could become a “shell” company again, and would need to raise additional funds to move forward with a new business plan.

IF WE GROW OUR BUSINESS AS PLANNED, WE MAY NOT BE ABLE TO MANAGE PROPERLY OUR GROWTH, AND WE EXPECT OPERATING EXPENSES TO INCREASE, WHICH MAY IMPEDE OUR ABILITY TO ACHIEVE PROFITABILITY.

If we are successful in growing our business as we plan, our operations may expand rapidly and significantly. Any rapid growth could place a significant strain on our management, operational and financial resources. In order to manage the growth of our operations, we will be required to improve and expand existing operations; to implement new operational, financial and inventory systems, procedures and controls, including improvement of our financial and other internal management systems; and to train, manage and expand our employee base. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected. In addition, if we are successful in growing our business as we plan, we expect operating expenses to increase, and as a result, we will need to generate increased quarterly revenue to achieve and maintain profitability. In particular, as we grow our business, we would incur additional costs and expenses related to:

*	The expansion of our sales force and distribution channels
*	The expansion of our product and services offerings
*	Development of relationships with strategic business partners
*	The expansion of management and infrastructure
*	Brand development, marketing and other promotional activities

These additional costs and expenses could delay our ability to achieve continuing profitability.

Conducting business internationally may result in increased costs and other risks.

We plan on operating our business internationally in Australia. Operating internationally exposes us to a number of risks. Examples include a possible downturn in local economic conditions due to local policy decisions, increases in duties and taxes, and other adverse changes in laws and policies affecting our business, or governing the operations of foreign-based companies. Additional risks include currency fluctuations, interest rate movements, imposition of trade barriers, and restrictions on repatriation of earnings. If we are unable to address these risks adequately, our financial position and results of operations could be adversely affected.

RISKS RELATING TO OUR INDUSTRY

PARTICIPANTS IN THE OIL AND GAS INDUSTRY ARE SUBJECT TO NUMEROUS RISKS.

Participants in the oil and gas industry are subject to numerous risks over which we will have limited or no control. These risks include the following:

*	Volatility in market prices of hydrocarbons, which could become and remain low resulting in impairments negatively affecting our financial performance
*	Difficulty in selecting drilling sites that result in production in commercially viable quantities
*	Formation problems that cannot be anticipated even with the best possible due diligence
*	Problems with availability, cost and quality of drilling equipment and personnel
*	Problems encountered in drilling, including, without limitation, fires, explosions, blow-outs and surface cratering, uncontrollable flows of natural gas oil and formation water, natural disasters such as hurricanes and other adverse, weather conditions, pipe cement subsea well or pipeline failures, casing collapses, ineffective hydraulic fracs, embedded oil field drilling and service tools, abnormally pressured formations, and environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases
*	Adverse hedging decisions
*	Regulatory burdens and liabilities, including environmental ones

*	Failure to address competition in a changing environment

Any of the risks set forth above (as well as other risks not set forth above or not now foreseeable) could materially and adversely affect our future business, financial condition, results of operations, liquidity and ability to finance capital expenditures.

RISKS RELATING TO OUR MANAGEMENT

WE DEPEND ON CERTAIN KEY PERSONNEL.

We currently and in the future will substantially depend upon the efforts and skills of our current and expected future management. The loss of the services of any member of management, or the inability of any of time to devote sufficient attention to our operations, could materially and adversely affect our operations. Currently, no member of management has entered into a written employment agreement or any covenant not to compete agreement with us. As a result, any member of management may discontinue providing his services to us at any time and for any reason, and even thereafter commence competition with us. Moreover, we do not currently maintain key man life insurance on any member of management

OUR CURRENT MANAGEMENT RESOURCES MAY NOT BE SUFFICIENT FOR THE FUTURE, AND WE HAVE NO ASSURANCE THAT WE CAN ATTRACT ADDITIONAL QUALIFIED PERSONNEL.

There can be no assurance that the current level of management is sufficient to perform all responsibilities necessary or beneficial for management to perform. Our future success also depends on our continuing ability to attract, assimilate and retain highly qualified sales, technical and managerial personnel. Competition for these individuals is intense, and there can be no assurance that we can attract, assimilate or retain necessary personnel in the future.

OUR MANAGEMENT OWNS A LARGE PERCENTAGE OF OUR OUTSTANDING STOCK, AND CUMULATIVE VOTING IS NOT AVAILABLE TO STOCKHOLDERS.

Our current senior management owns approximately 73.84% of our outstanding common stock. Cumulative voting in the election of directors is not authorized in our First Amended and Restated Articles of Incorporation. Accordingly, it is not permitted as a matter of law. As a result, the holder or holders of a majority of our outstanding shares of common stock may elect all of our directors. Management's large percentage ownership of our outstanding common stock will enable them to maintain their positions as such and thus their control of our business and affairs.

OUR OBLIGATION TO INDEMNIFY MEMBERS OF MANAGEMENT COULD REQUIRE US TO PAY THEM FOR LOSSES CAUSED BY THEM, AND LIMITATIONS ON CLAIMS AGAINST SUCH MEMBERS COULD PREVENT OUR RECOVERY OF SUCH LOSSES FROM THEM.

The corporation law of Nevada allows a Nevada corporation to indemnify its directors and each of its officers, agent and/or employee to the extent that certain standards are met, and our First Amended and Restated Articles of Incorporation permits indemnification of our director, and our Bylaws requires indemnification of our director to the maximum extent permitted by law. If the required standards are met, we could be required to indemnify management for losses caused by them. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we have the power to indemnify such person against the liability insured against. Moreover, the corporation law of Nevada allows a Nevada corporation to limit the liability of its directors to the corporation and its stockholders to a certain extent, and our First Amended and Restated Articles of Incorporation and Bylaws have eliminated the director’s liability to the maximum extent permitted by law. Consequently, because of the actions or omissions of our management, we could incur substantial losses and be prevented from recovering such losses from such persons. Further, the U.S. Securities and Exchange Commission maintains that indemnification for liabilities arising under the Securities Act is against the public policy expressed in the Securities Act, and is therefore unenforceable.

WE ARE BE REQUIRED TO COMPLY WITH SECTION 404 OF THE SARBANES OXLEY ACT OF 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, in connection with this Annual Report and future Annual Reports, we are and will be required to furnish a report by management on our internal controls over financial reporting which will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports. Furthermore, we expect that our compliance with the regulatory requirements described herein will likely increase our professional expenses.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, SHAREHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors because we have been a “shell” company for some period of time. Possibly if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Although we intend to bolster our corporate governance during fiscal 2013 if our business plan proceeds, prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

RISKS RELATING TO OUR COMMON STOCK

OUR COMMON STOCK HAS EXPERIENCED ONLY LIMITED TRADING.

Our common stock is quoted on the OTC Bulletin Board under the name "Discovery Energy Corp." and the symbol "DENR". During fiscal 2012, our common stock was quoted on the OTC Bulletin Board under the name "Santos Resource Corp." and the symbol "SANZ". The volume of trading of our common stock has been extremely limited. There can be no assurance as to the prices at which the shares of our common stock will trade in the future. Until shares of our common stock become more broadly held and orderly markets develop and even thereafter, the prices of our common stock may fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

*	The depth and liquidity of the markets for our common stock;
*	Investor perception of us and the industry in which we participate;
*	General economic and market conditions;
*	Responses to quarter-to-quarter variations in operating results;
*	Failure to meet securities analysts' estimates;
*	Changes in financial estimates by securities analysts;
*	Conditions, trends or announcements in the oil and gas industry;
*	Announcements of significant acquisitions, strategic alliances, joint ventures or capital commitments by us or our competitors;
*	Additions or departures of key personnel;
*	Sales of our common stock;
*	Accounting pronouncements or changes in accounting rules that affect our financial statements; and
*	Other factors and events beyond our control.

The market price of our common stock could experience significant fluctuations unrelated to our operating performance. As a result, a stockholder (due to personal circumstances) may be required to sell such stockholder's shares of our common stock at a time when our stock price is depressed due to random fluctuations, possibly based on factors beyond our control.

FUTURE SALES OF OUR SHARES IN SIGNIFICANT VOLUMES COULD ADVERSELY AFFECT OUR SHARE PRICE.

Presently, 62,448,500 shares of our common stock are issued and outstanding. Because of our prior status as a “shell” company and the large number of shares held by management, we believe that only a relatively small number of our outstanding shares are not "restricted” or "control" shares for purposes of the Securities Act of 1933, as amended. Consequently, only a relatively small number of our outstanding shares are eligible for public sale at this time. "Restricted" shares are those acquired from us or an "affiliate" (i.e. persons who “control” us) other than in a public offering, while "control" shares are those held by affiliates of our regardless as to how they were acquired. However, one year after we ceased to be a “shell” company, all of the shares that were restricted for this reason can be sold pursuant to Rule 144. In general, under Rule 144, six months must have elapsed since the later of the date of acquisition of restricted shares from us or any affiliate of ours (the “Acquisition Date”). No time needs to have lapsed in order to sell control shares. Nevertheless, due to our previous status as a “shell” company, even shares that have been held for more than six month are "restricted" (and “control” shares may not be sold) until one year after we ceased to be a “shell” company. Under Rule 144 as it currently applies to us, if (a) more than six months have elapsed since the Acquisition Date, (b) more than one year have elapsed since we ceased to be a “shell” company, and (c) the holder is deemed not to have been an affiliate of ours at any time during the 90 days preceding a sale, such holder will be entitled to sell such holder’s shares in the public market free of any restrictions and requirements; provided, however, that if such sale occurs less than one year after the Acquisition Date we must be current in its primary filings with the Commission. Moreover, under Rule 144, if more than six months have elapsed since the Acquisition Date, and the holder is deemed to be or have been an affiliate of ours at any time during the 90 days preceding a sale, such affiliate will be entitled to sell within any three-month period such number of restricted or control shares that does not exceed the greater of (a) 1% of the then outstanding shares or (b) (in certain cases not expected to apply to us soon) the average weekly trading volume during the four calendar weeks prior to such sale, provided that such affiliate complies with certain other restrictions on the manner of selling and certain notice requirements, and we are current in its primary filings with the Commission. We believe that a large number of our outstanding shares will become eligible for public sale one year after we ceased to be a “shell” company. The sale of the restricted or control shares after that time (or earlier if such shares become eligible for public sale for any other reason) may dilute an investor's percentage of freely tradable shares, may have a depressive effect on the price of our common stock, and might also adversely affect our ability to raise additional equity capital

THE TRADING PRICE OF OUR COMMON STOCK MAY ENTAIL ADDITIONAL REGULATORY REQUIREMENTS, WHICH MAY NEGATIVELY AFFECT SUCH TRADING PRICE.

The trading price of our common stock historically has been below $5.00 per share. As a result of this price level, trading in our common stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKEOVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR SHAREHOLDERS.

Provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt. In addition, our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences, as may be determined by our board of directors. Of this authorized preferred stock, no shares are currently issued and outstanding. Our board of directors may, without shareholder approval, issue up to 10,000,000 preferred stock with dividends, liquidation, conversion or voting rights that could adversely affect the voting power or other rights of our common shareholders.

STOCKHOLDERS HAVE NO GUARANTEE OF DIVIDENDS.

The holders of our common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. To date, we have paid no cash dividends. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations. If we obtain additional financing, our ability to declare any dividends will probably be limited contractually.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We maintain our principal executive offices at One Riverway Drive, Suite 1700, Houston, Texas 77056 through an office rental package on essentially a month-to-month basis. Management believes that any needed additional or alternative office space can be readily obtained.

For information about our target oil and gas property, see "Item 1 - Business" above.

Item 3. Legal Proceedings.

We are not presently a party to any pending legal proceeding.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board under the name "Discovery Energy Corp." and the symbol "DENR". During fiscal 2012, our common stock was quoted on the OTC Bulletin Board under the name "Santos Resource Corp." and the symbol "SANZ". Set forth below are the ranges of closing prices of our common stock for the periods indicated, as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. Our common stock began trading on June 15, 2009. The following table reports high and low closing prices, on a quarterly basis, for our common stock within the two most recent fiscal years:

	Common Stock
2011	High	Low
First Quarter	$0.10	$0.10
Second Quarter	$0.16	$0.15
Third Quarter	$0.10	$0.10
Fourth Quarter	$0.10	$0.10

	Common Stock
2012	High	Low
First Quarter	$.155	$.155
Second Quarter	$.155	$.155
Third Quarter	$.155	$.155
Fourth Quarter	$.20	$.155

As of June 5, 2012, we had 39 common shareholders of record and 62,448,500 common shares outstanding.

We have not paid any cash dividends on the common stock, and we do not intend to pay any dividends for the foreseeable future.

Equity Compensation Plans

We currently do not have any equity compensation plans under which our equity securities are authorized for issuance.

Item 6. Selected Financial Data.

Not applicable.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations as of February 29, 2012 are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material. The footnotes to our financial statements contain critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements. These policies should be reviewed to understand our financial condition and results of operations.

Results of Operations

Financial results for the year ended February 29, 2012 are not directly comparable to financial results for the year ended February 28, 2011. During January 2012 (the last month of fiscal 2012), we changed our business focus. This change in focus resulted in an elevated level of business activity and a corresponding increase in expenses.

Comparison of Year Ended February 29, 2012 to Year Ended February 28, 2011

Expenses. During fiscal 2012, we had expenses in the amount of $114,878 compared to expenses in the amount of $28,538 during fiscal 2011. The fiscal 2012 expenses represent an increase of $86,340 from fiscal 2011 expenses. This increase is primarily due to two reasons. The first of these reasons is an increase in professional fees to $83,634 in fiscal 2012 from $28,283 in fiscal 2011 (a difference of $55,351), as our business activity increased in connection with our change in business focus. The second reason is the $29,740 in mineral property costs that we expended in fiscal 2012 in connection with the acquisition and maintenance of our mining claims, of which we now intend to dispose. No such costs were incurred in fiscal 2011.

Other Income. During fiscal 2012, we had a gain on debt for settlement of accounts payable in the amount of $17,980. We also had a foreign exchange gain in the amount of $1,884, for total fiscal 2012 Other Income in the amount of $19,864. During fiscal 2011, we had no gain on debt for settlement of accounts payable, and a foreign exchange loss in the amount of $2,387. Thus, Other Income during fiscal 2012 was $22,251 greater than Other Income during fiscal 2011.

Net loss. In view of the increase in expenses during fiscal 2012 and despite an increase in Other Income during fiscal 2012, our net loss during fiscal 2012 increased to $95,014 (or $0.00 per-share) compared to our net loss during fiscal 2011 of $30,925 (or $0.00 per-share).

Known Trends

Australia is recognised as a leading energy exporter. The increasing industrialisation of the world economy which is being driven by high-growth Asian economies has seen Australia’s energy production increase in both value and quantity in recent years. We expect that soon a seismic shift will occur in Australia’s gas export performance with the development of various CSG to LNG facilities in Queensland. This will open up large export markets to east coast gas for the first time. Australia is currently positioned at the cusp of a major transformation in the world’s economic weight from west to east. The rapid and pervasive industrialisation of structurally large Asian economies, predominantly China, has driven world economic growth over recent times and changed the dynamics of key international resource, product and capital markets. These developments are perhaps the largest systemic shift in the world economy in 60 years and, for Australia, are being most prominently channelled through strong demand for our mineral and energy resources. In the oil and gas industry, sizeable developments — indeed some of the largest projects ever undertaken in Australia — are being progressed squarely focused on new and existing energy customers in Asia.

The rapid growth of Australia’s oil and gas sector is not without challenges. Certainly, managing the impacts on non-resource parts of the Australian economy, so as to secure balanced development and a sustainable lift in Australia’s prosperity over the longer term, raises significant policy issues and has been subject to considerable public and media commentary. An analysis by Deloitte Access Economics on the economic contribution of Australia’s oil and gas industry examined the industry’s role in Australia’s economic development — both over recent years and looking forward over the medium term. A key focus is on the specific economic implications of industry investment and operations and the commercial linkages with other sectors, essentially as industry activity reverberates through the broader economy.

Key points

*	Australia is currently positioned at the cusp of a major transformation in the world’s economic weight from west to east. The rapid industrialisation of structurally large Asian economies, predominantly China, has driven world economic growth over recent times and changed the dynamics of key international resource, product and capital markets.
*	For Australia, this has translated to strong demand and elevated prices for our energy and mineral resources, and is underpinning massive investments by the oil and gas industry in new capacity.
*	While the economic advancement in our region is overwhelmingly positive for Australia, playing to our comparative advantages as a secure and reliable energy exporter, the ongoing development of the oil and gas sector should not be taken for granted. Indeed, developing Australia’s world-class energy resources will underpin our future prosperity.

Conclusion

Over many decades Australia’s oil and gas industry has played a substantial role in unlocking Australia’s abundant energy resources and reinforcing its international reputation as a world-class energy exporter. Looking forward, the industry is well-placed to take advantage of the considerable opportunities presented by strong demand for energy resources within its region. This is being underpinned by a remarkable level of investment in new production facilities across the country, predominantly in Western Australia, Queensland and the Northern Territory. The scale of these investments is quite unprecedented and it showcases the industry’s enterprise and capabilities to concurrently execute complex and long term projects.

The level of industry investment and the substantial boost in production slated to come on line over the next decade will provide enormous economic benefits to the country. However, in order to fully harness these gains, there will need to be further adjustment in the allocation of resources within the economy. This has already presented various sectoral and workforce pressures, such that the ‘multi-speed’ or ‘patchwork’ economy is now a common thread in the national conversation.

Liquidity and Capital Resources

We will need to obtain additional financing before we can implement the initial phase of our current plan of operation. To acquire the Prospect, we must pay an additional US$250,000 in cash. In connection with this acquisition, we will also incur a deferred payment in the form of two promissory notes in the aggregate amount of US$750,000 payable to Liberty, one becoming due six months after our acquisition of the Prospect, and the other becoming due nine months after our acquisition of the Prospect. Furthermore, the acquisition of the Prospect will obligate us to pay US$100,000 in cash to Keith D. Spickelmier. Moreover, after the acquisition, we will have a work commitment with respect to the Prospect requiring us to expend AU$200,000 (US$194,000) in the first year after the acquisition and AU$1.25 million (US$1,212,000) in the second year. Some of these amounts will become due before we are able to commence production on the Prospect. Accordingly, some of these amounts must be raised. Moreover, we expect to need a substantial amount of funds to develop the Prospect. In addition to the preceding, we will need working capital in amounts not now determinable.

Our plan is to try to satisfy a large portion of the post-acquisition amounts and develop the Prospect by selling a portion of our interest in the Prospect to a joint venture partner for a substantial cash payment or work commitment. We will strive to procure in such a sale a combination of cash and work commitment sufficient for us to meet our financial obligations for about three years after the Prospect is acquired. We have had very preliminary discussions with several companies to become joint venture partners. To obtain the maximum combination of cash and work commitment in connection with the sale of an interest in the Prospect, we may seek to add value by completing a 3D seismic survey over a portion of the property and/or re-processing existing seismic data related to the Prospect. Unless we are able to sell such an interest for such a payment, we will need to raise additional funds in an institutional financing to satisfy the deferred payments and to develop the Prospect. The amount sought would be $10 to $15 million.

We believe at least $3.0 million would be required to satisfy our obligations in connection with the acquisition of the Prospect and for two years after the Prospect is acquired, but this amount would not allow us to develop the Prospect in any meaningful way. About $1.0 million would need to be raised within about the next 12 months to satisfy amounts becoming due within such time period, while the remaining $2.0 million amount would need to be raised within about the next 24 months to satisfy amounts becoming due near the end of such time period.

If institutional financing were required, we would need to identify various sources of such capital, including private sales of equity securities or the incurrence of indebtedness. However, we currently do not have any binding commitments for, or readily available sources of, additional financing. Moreover, additional financing may not be available on favorable terms or at all.

If required financing is not available on acceptable terms, we could be prevented from satisfying our debt obligations or developing the Prospect. In such event, we would be forced to seek an extension of the due date of the amount owed to Liberty, or else default on one or more of these amounts. If a default occurs, Liberty could exercise the rights of an unsecured creditor and possibly levy encumbrances on all or a large part of our assets. Moreover, our failure to honor our work commitment could result in our loss of the Prospect. If any of the preceding events were to occur, we could be forced to cease our new business plan altogether, which could result in a complete loss of stockholders’ equity.

If we do not obtain additional financing through an equity or debt offering, we may be constrained to attempt to sell some portion of the Prospect under unfavorable circumstances and at an undesirable price. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such sale would be adequate to fund our activities. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities.

We presently intend to develop a more aggressive work plan for the Prospect than has been included in the License bid. This plan is expected include acceleration in the shooting of new 2D/3D seismic (US$5.5-6.5 million) and early (versus the bid work plan) exploratory drilling (US$3.5-4.5 million). Assuming availability of funding, timely governmental approvals, and access to proper equipment and trained personnel, we feel that US$ 10.0 million or more can be productively invested within the Prospect during the first two years following the issuance of the License.

If we are successful with the early wells, we will continue with a full development plan, the scope of which is now uncertain but will be based on technical analysis of acquired seismic data collected and/or reprocessed, field drilling reports and well log reports. However, all of the preceding plans are subject to the availability of sufficient funding and the procurement of all governmental approvals. We do not now have sufficient available funds to undertake these tasks, and will need to procure a joint venture partner or raise additional funds as described above. The failure to procure a joint venture partner or raise additional funds will preclude us from pursuing our business plan, as well as exposing us to the loss of the Prospect, as discussed immediately above. Moreover, if our business plan proceeds as just described, but our first wells do not prove to hold producible reserves, we could be forced to cease our exploration efforts on the Prospect.

Production from our exploration and drilling efforts would provide us with cash flow. The proven reserves associated with production would increase the value of our rights in the Prospect. This, in turn, should enable us to obtain bank financing (after the wells have produced for a period of time to satisfy the related lender). Both of these results would enable us to continue with our initial drilling activities. In fact, cash flow and conventional bank financing are as critical to our plan of operation in the long run as the procurement of a joint venture partner or completion of a significant institutional financing. Management believes that, if our plan of operation progresses (and production is realized) as planned, sufficient cash flow and conventional bank financing will be available for purposes of properly pursuing our plan of operation, although we can make no assurances in this regard.

We have already raised "seed" capital in the amount of $1,258,750 in a private placement.

To conserve on our cash requirements, we may try to satisfy our obligations by issuing shares of our common stock, which will result in dilution to our existing stockholders.

Off-balance Sheet Arrangements

During the year ended February 29, 2012, we had no off balance sheet arrangements.

Our Historical Business

Our historical business involved the proposed exploration and development of a 75% interest in and to 18 mineral claims covering approximately 900.75 hectares (9.01 km2) called the Lourdeau Claims in the La Grande geological area of Quebec, Canada. Management intends to dispose of these claims as soon as a ready buyer can be found, so that management can devote its entire attention to our new business.

Item 7A Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The reports of our independent auditors appear at Page F-1 hereof, and our financial statements appear at page F-2 through F-12 hereof.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and Rule 15d-15(e) as of the end of the fiscal year covered by this annual report. Based on that evaluation, the principal executive officer and principal financial officer have identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of our financial procedures. Other than for this exception, the principal executive officer and principal financial officer believe the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate our internal control over financial reporting described below. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of February 29, 2012 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

In performing the assessment, management noted the following:

*	We lack an independent audit committee
*	The staffing and supervision within our bookkeeping operations prevents us from segregating duties within our internal control system.
*	We have an insufficient number of independent directors

Our management believes that the preceding factors raise a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and that it should therefore be considered a material weakness in our internal control over financial reporting. Because of this material weakness, our management believes that as of February 29, 2012, our company's internal controls over financial reporting were not effective. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses, although we intend to add additional independent directors as soon as we find qualified persons willing to serve as such. We will not be able to remediate some of these material weaknesses until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended February 29, 2012, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

During the fourth fiscal quarter of 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

General

The authorized number of our directors is presently fixed at three. Each director serves for a term of one year that expires at the following annual stockholders' meeting. Each officer serves at the pleasure of the Board of Directors and until a successor has been qualified and appointed.

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Current Management

Our directors and executive officers are as follows:

Name	Age	Positions
Keith D. Spickelmier	50	Chairman of the Board
Keith J. McKenzie	48	Director & Chief Executive Officer
Michael D. Dahlke	63	President and Chief Operating Officer
William E. Begley	57	Director, Chief Financial Officer & Treasurer

The following is the background of current directors and executive officers of ours:

Keith D. Spickelmier – Mr. Spickelmier has been a Director of ours and our Chairman of the Board since May 2012. He is the Executive Chairman of Sintana Energy Inc. (SNN:TSX-V), a public company with oil and gas operations in South America, He was a founding partner of Northbrook Energy LLC, which subsequently completed a business combination with Sintana Energy (previously Drift Lake Resources). He was the founder and Chairman of Westside Energy a Company he grew from a start-up in May 2002 to US $200 million sale in 2008. Prior to joining Westside Energy, he was a partner with the law firm Verner, Liipfert, Bernhard, McPherson and Hand. From April 2001 through July 2003, Mr. Spickelmier was of counsel with the law firm Haynes and Boone, LLP. Mr. Spickelmier holds a B.A. from the University of Nebraska at Kearney and a J.D. from the University of Houston.

Keith J. McKenzie – Mr. McKenzie has been a Director of ours and our Chief Executive Officer since January 2012. He has over 25 years of experience working with public companies in the Industrial and Resource sectors. Over the past 13 years in the Oil & Gas sector, Mr. McKenzie has been engaged in various executive, finance, start-up, and consulting capacities. He is currently the CEO of Star Oil Company a private start-up oil and gas exploration and production company he founded in September 2009 to acquire oil and gas resources in the United States. In 2004, he was a founding principal and later served as the Chief Operating Officer of Paxton Energy, Inc., with responsibility for the company’s development and operations at the Cooke Ranch project located in La Salle County, Texas. Mr. McKenzie has consulted to numerous public and private Oil & Gas, Mining and industrial companies with both domestic and international operations.

William E. Begley – Mr. Begley has been our Chief Financial Officer and Treasurer since January 2012. He has been a Director of ours since May 2012. Mr. Begley has more than 25 years of energy industry and finance experience, and began his career with British Petroleum (BP). He has also held senior positions in energy banking including Solomon, Inc. and was recently President of Stone & Webster Management Consulting, specializing in the design and development of major energy projects. As a leading energy advisor in Australia, Mr. Begley was instrumental in the development of the liberalized natural gas markets in Australia and Victoria specifically, with Gas & Fuel Victoria, and in the development of VENCorp, the natural gas trading and scheduling exchange in Australia. Mr. Begley also has a strong background in leading major capital energy projects including LNG, Methanol, and related petro-chemical and gas monetization projects, which will complement ongoing Company initiatives. In addition, he has also been involved in over $100 billion in energy related mergers and acquisitions, initially with Solomon, Inc. and more recently on an independent basis through WEB Gruppe GmbH. Mr. Begley recently served as Chief Financial Officer and Treasurer for Magellan Petroleum Corporation. His graduate JD/MBA studies are in international business and energy law. Mr. Begley graduated in 1976 with a B.A. from St. Michaels’ College in Vermont.

Michael D. Dahlke – Mr. Dahlke has been our President and Chief Operating Officer since January 2012. At present, Mr. Dahlke is also President of Star Oil Company and the principal of CSB Partners, LLC that he founded in 2008. CSB Partners provides strategic and business development consulting service to firms operating in the oil field services, upstream and mid-stream oil and gas industries. Prior to founding CSB Partners, Mr. Dahlke was a member of the Jefferies & Company oil and gas banking and consulting group. He joined Jefferies after a 30-year career with Enron Corp (and predecessors), where, at various times, he held the positions of President, Enron Americas, Managing Director, Corporate Development, and Vice President, Enron Gas Processing. Mr. Dahlke holds a B.S. and M.S. in Economics from Iowa State University.

Qualifications of Directors

A description of the specific experience, qualifications, attributes, or skills that led to the conclusion that each of the incumbent directors listed above should serve as one of our directors is presented below.

Keith J. McKenzie – Mr. McKenzie has extensive experience with oil and gas exploration and production companies, and with publicly traded companies in a variety of capacities, including as an executive officer and a consultant. He is extremely knowledgeable about transactional matters involving oil and gas exploration and production companies, and the regulatory compliance relating to publicly traded companies. As a result, we believe that Mr. McKenzie is amply qualified to serve as one of our directors.

Keith D. Spickelmier – Since 2004, Mr. Spickelmier has served as Chairman of two publicly traded oil and gas exploration and production companies, one of which he continues to serve as such. Moreover, he has an extensive transactional, legal and regulatory compliance background, which augments his actual experience as a Chairman. As a result, we believe that Mr. Spickelmier is amply qualified to serve as one of our directors.

William E. Begley – Mr. Begley has extensive experience with oil and gas exploration and production companies, and with larger and smaller publicly traded companies. His extensive experience with oil and gas matters in Australian is particularly significant to us. Moreover, Mr. Begley has extensive financial background, including recent service as the Chief Financial Officer of a junior, publicly traded oil and gas exploration and production company. Furthermore, he has extensive experience with merger and acquisition transactions. As a result, we believe that Mr. Begley is amply qualified to serve as one of our directors.

Board Leadership Structure and Role in Risk Oversight

During fiscal 2012, our Board of Directors did not have a chairman. Instead, our Chief Executive Officer led the Board’s meetings and activities, when he was present and available. In early May 2012, our Board of Directors elected Keith D. Spickelmier as the non-executive chairman of the Board. This election provides a Board representative independent of our management. We believe this board leadership structure is best for our company and our stockholders. We believe our chief executive officer’s responsibility is to run the company, and our chairman’s responsibility is to run the Board. With increasing director oversight, we believe that having an independent chairman whose sole job is leading the board is beneficial. By having another director serve as chairman of the board, our Chief Executive Officer will be able to focus his entire energy on running the company.

The Board of Directors is legally responsible for managing our business and affairs, including the oversight of risks that could affect us. The full Board has not delegated the oversight of risks to any committees. Because of its current size and composition, the Board is not able to have executive sessions during which executive management is not present and management’s performance can be discussed and evaluated openly by our non-management Directors. The Board believes that, as it adds independent directors in the future, it will adopt the practice of holding executive sessions. However, the timing of the expansion of the Board to include more independent directors is currently uncertain.

Committees and Director Selection

Until the recent change in our business focus, we had been a "shell company" as defined in the Rule 405 of the Securities Act of 1933, as amended, and Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As a result, we did not need and did not implement extensive corporate governance procedures. Our new management intends to adopt such procedures in due course, most likely in our current fiscal year.

Our Board of Directors has not established any standing committees, including an Audit Committee, Compensation Committee or a Nominating Committee. The Board of Directors as a whole undertakes the functions of those committees. Our Board of Directors believes that its decision not to establish any standing committees has been appropriate due to our status as a “shell company” until recently. The Board of Directors expects to establish one or more of the preceding committees whenever it believes that doing so would benefit us, which will probably be during our current fiscal year.

Our full Board of Directors now serves as our audit committee, which consists of our three directors. Our Board of Directors has determined that each of Keith D. Spickelmier and William E. Begley qualifies as an "audit committee financial expert," as such term is defined by rules of the U.S. Securities and Exchange Commission.

Because we do not have a standing nominating committee, our full Board of Directors is responsible for identifying new candidates for nomination to the Board. We have not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the Board of Directors. Our Board of Directors believes that its decision not to establish the preceding policy and process has been appropriate due to our status as a “shell company” until recently. The Board of Directors expects to establish such a policy and such a process whenever it believes that doing so would benefit us, which will probably be during our current fiscal year.

Because we do not have a standing compensation committee, our full Board of Directors will undertake the functions of a compensation committee if any executive officer and director compensation is considered in the immediate future. We do not now have any processes and procedures for the consideration and determination of executive and director compensation.

Code of Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and persons performing similar functions within our company. A copy of the code of ethics is filed with the SEC as an exhibit to our Form S-1 filed on July 14, 2008. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our directors, officers and employees, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the U.S. Securities and Exchange Commission and furnish us with copies of all such Section 16(a) forms. To the best of our knowledge based solely on information available to us, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended February 29, 2012: Each of Richard Bruce Pierce, Andrew Lee Smith and Shih-Yi Chuang failed to file (a) a Form 4 regarding their separate sales of shares in connection with the change of control transaction described above and (b) a Form 5 to correct the failure to file the Form 4.

Item 11. Executive Compensation.

During the past two fiscal years, no executive officer or director has received any compensation of any sort for services rendered. In addition, we have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our management or employees. We expect to enter into consulting agreements with members of our management at some time in the future. The terms of these agreements are uncertain at this time. Although negotiations surrounding such agreements will not necessarily be at arms-length, the terms of these agreements (once they are completed) are expected to be fair to us. We expect that the remuneration provided for by these agreements will actually be below market levels until we achieve a sufficient level of financial stability, after which time such remuneration may be increased to market levels. We do not expect to pay cash remuneration until we achieve a sufficient level of financial stability, but we may issue shares of our common stock to satisfy contractual remuneration obligations. We expect that all remuneration that we may pay to management will be subject to any and all restrictions on remuneration imposed by investors providing funds to us.

Notwithstanding the preceding, our officers and directors were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf during the past two fiscal years. No limit was placed on the amount of these out-of-pocket expenses, and no review was conducted of the reasonableness of the expenses by anyone other than by our Board of Directors, which included persons entitled to reimbursement. We did not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

We have not established standard compensation arrangements for our directors, and the compensation, if any, payable in the future to each individual for his or her service on our Board will be determined (for the foreseeable future) from time to time by the Board of Directors based upon the amount of time expended by each of the directors on our behalf.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table set forth below contains certain information as of June 1, 2012 concerning the beneficial ownership of common stock (i) by each person who is known by us to own beneficially more than 5% of the outstanding common stock; (ii) by each director and executive officer; and (iii) by all directors and executive officers as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of June 1, 2012 are treated as outstanding only for determination of the number and percent owned by such group or person. The address for all persons listed in the table is One Riverway Drive, Suite 1700, Houston, Texas 77056.

Name and Address of	Beneficial Ownership (1)
Beneficial Owner	Number		Percent
Keith D. Spickelmier	20,000,000	(2)	32.03%
Keith J. McKenzie	20,005,460	(3)	32.04%
William E. Begley	3,602,924		5.77%
Michael D. Dahlke	2,501,616		4.01%
All directors and executive officers as a group (four persons)	46,110,000	(4)	73.84%

(1)	Includes shares beneficially owned pursuant to options, warrants and convertible securities exercisable or convertible within 60 days.
(2)	Does not include 55.0 million shares that will be issued to Mr. Spickelmier if we acquire exploration rights with respect to our targeted prospect.
(3)	Represents 12,935,460 shares owned outright, and 7,070,000 shares that may be acquired within 60 days.
(4)	Represents 19,123,000 shares owned outright, and 7,070,000 shares that may be acquired within 60 days. Does not include 55.0 million shares that may be acquired if we acquire exploration rights with respect to our targeted prospect.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

Assignment of Liberty Agreement. Pursuant to the terms, provisions and conditions of an assignment (the “Assignment”) dated effective January 13, 2012 executed by Keith D. Spickelmier in our favor, we acquired all of Mr. Spickelmier’s rights in a legal document (as amended and restated, the “Liberty Agreement”) between Liberty Petroleum Corporation (“Liberty”) and Mr. Spickelmier dated September 12, 2011. In the Liberty Agreement, Liberty granted to Mr. Spickelmier a 60-day exclusive right to negotiate an option to acquire the Prospect (the “Option”). Liberty was the winning bidder for the Prospect. In order for the Prospect to be vested in Liberty, it needs to complete negotiation of an access and royalty arrangement with the relevant Aboriginal native title holders, who have certain historic rights on the Prospect land. The Liberty Agreement was later amended and restated several times to extend the exclusive right provided for thereby and to modify certain of its terms.

Per the terms of the Liberty Agreement, Mr. Spickelmier paid to Liberty a $50,000 initial deposit. In anticipation of the assignment of the Liberty Agreement to it, we paid an additional $100,000 deposit to extend the exclusive right provided for by the Liberty Agreement, and an additional $200,000 deposit to modify certain terms of the Liberty Agreement, including the further extension until January 31, 2012. The preceding amounts will be applied to the Option’s exercise price upon exercise, or (as discussed herein) will be refunded if the Option is not exercised for various reasons.

The purchase price for the assignment of Mr. Spickelmier’s rights in the Liberty Agreement was as follows:

*	$50,000 in cash, payable as soon as we have funds therefore;
*	$100,000 payable upon notice from the South Australian Minister of Regional Development (the “Minister”) that the Minister has granted and issued the License in our name;
*	20.0 million shares of our common shares issued upon delivery of the Assignment;
*	55.0 million common shares issuable upon notice from the Minister that the Minister has granted and issued the License in our name.

In the Assignment, Mr. Spickelmier agreed that, if the Minister ever definitively decides not to grant and issue the License in our name, or has failed to grant and issue the License in our name prior to April 30, 2012, whichever occurs first, then Mr. Spickelmier shall return immediately to us the 20.0 million shares issued to him in connection with the delivery of the Assignment. Mr. Spickelmier and we have extended the preceding April 30th date until August 31, 2012.

Related Party Transactions Policies

We have not adopted any policies and procedures for the review, approval, or ratification of any related party transactions. Our new management intends to adopt such procedures in due course, most likely in our current fiscal year.

Independence of Directors

Nasdaq Marketplace Rule 4200(a)(15) sets forth the standards regarding director independence for companies with securities included for trading in the NASDAQ Stock Market (the “NASDAQ”). Although our securities are not included for trading in the NASDAQ, we use the standards set forth in Rule 4200(a)(15) for determining whether or not each of our directors is "independent." We have determined that, as of the date of this Annual Report, Keith D. Spickelmier is our sole "independent" director in accordance with the Rule 4200(a)(15) independence standards.

Item 14. Principal Accountant Fees and Services.

Our independent auditors during fiscal 2012 and fiscal 2011 were, respectively, MaloneBailey, LLP and MacKay LLP. During fiscal 2012 and fiscal 2011, the aggregate fees that we paid to our independent auditors for professional services were as follows:

	Year Ended Last Day of February
	2012	2011
Audit Fees (1)	$34,750	$7,500
Audit-Related Fees	N/A	$6,000
Tax Fees	N/A	$2,500
All Other Fees	N/A	N/A

(1)	Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-Q.

Audit Committee Pre-Approval of Audit and Permissible

Non-Audit Services of Independent Registered Public Accounting Firm.

We do not have an audit committee, but our entire Board of Directors functions as such. Our Board of Directors pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services and tax services, as well as specifically designated non-audit services that, in the opinion of the Board of Directors, will not impair the independence of the independent registered public accounting firm. Our Board of Directors annually reviews the audit and permissible non-audit services performed by our independent registered public accounting firm, and reviews and approves the fees charged by it. Our Board of Directors has considered the role of our independent registered public accounting firm in providing tax and audit services and other permissible non-audit services to us and has concluded that the provision of such services was compatible with the maintenance of the independence of our independent registered public accounting firm in the conduct of its auditing functions.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)         The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	First Amended and Restated Articles of Incorporation are incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on May 11, 2012, Exhibit 3.1.
3.2	By-laws are incorporated herein by reference to our Registration Statement on Form S-1 (SEC File No. 333-152324) filed with the SEC on July 14, 2008, Exhibit 3.2.
4.1	Specimen stock certificate is incorporated herein by reference to Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on May 11, 2012, Exhibit 3.2.
10.1	First Amended and Restated Document dated December 1, 2011 by and between Liberty Petroleum Corporation and Keith D. Spickelmier is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on January 20, 2012, Exhibit 10.1.
10.2	Agreement dated December 29, 2011 between Liberty Petroleum Corporation and us, as the designate of Keith D. Spickelmier is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on January 20, 2012, Exhibit 10.2.
10.3	Assignment dated effective January 13, 2012 executed by Keith D. Spickelmier and us is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on January 20, 2012, Exhibit 10.3.
10.4	Common Stock Purchase Agreement dated effective January 13, 2012 by and between (a) Shih-Yi Chuang, Richard Bruce Pierce, Andrew Lee Smith, David W. Smalley and Robert Birarda as sellers, and (b) Keith J. McKenzie, as purchaser, is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on January 20, 2012, Exhibit 10.4.
10.5	Option to Purchase and Sale and Purchase Agreement dated January 31, 2012 by and between Liberty Petroleum Corporation and Registrant is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on February 2, 2012, Exhibit 10.1.
10.6	First Amendment dated April 18, 2012 to Assignment dated effective January 13, 2012 executed by Keith D. Spickelmier in favor of Registrant if incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on April 18, 2012, Exhibit 10.1.
10.7	Novation Deed dated May 15, 2012 by and between Liberty Petroleum Corporation and Registrant in respect of Option to Purchase and Sale and Purchase Agreement dated January 31, 2012 - filed herewith
14.1	Code of Ethics is incorporated herein by reference to our Registration Statement on Form S-1 (SEC File No. 333-152324) filed with the SEC on July 14, 2008, Exhibit 14.1.
21.1	Subsidiaries – filed herewith.
31.01	Sarbanes Oxley Section 302 Certifications - filed herewith
31.02	Sarbanes Oxley Section 906 Certifications - filed herewith

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* XBRL information is considered “furnished” and not “filed” for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and therefore is not subject to liability under this section.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Discovery Energy Corp.

(f/k/a Santos Resource Corp.)

(An Exploration Stage Company)

Houston, Texas

We have audited the accompanying balance sheet of Discovery Energy Corp. (f/k/a Santos Resource Corp.) (an exploration stage company) (the “Company”) as of February 29, 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and for the period from May 24, 2006 (inception) through February 29, 2012. The financial statements for the period from May 24, 2006 (inception) through February 28, 2011 were audited by other auditors whose report expressed an unqualified opinion on those financial statements. Our opinion on the statements of operations, stockholders’ equity, and cash flows for the period from May 24, 2006 (inception through February 29, 2012, insofar as it relates to amounts for prior periods through February 28, 2011 is based solely on the report of the other auditor. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Discovery Energy Corp. as of February 29, 2012 and the results of its operations and its cash flows for the year then ended and for the period from May 24, 2006 (inception) through February 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE BAILEY LLP

www.malone-bailey.com

Houston, Texas

June 4, 2012

CHARTERED ACCOUNTANTS MacKay LLP	1100 – 1177 West Hastings Street Vancouver, BC V6E 4T5 Tel: 604-687-4511 Fax: 604-687-5805 Toll Free: 1-800-351-0426 www.MacKay.ca

Report of Independent Registered Public Accounting Firm

To the Stockholders of

Santos Resource Corp.

(an Exploration Stage Company)

We have audited the balance sheets of Santos Resource Corp. (an Exploration Stage Company) as at February 28, 2011 and 2010 and the statements of operations, stockholders’ equity (deficit), and cash flows for the years ended February 28, 2011 and 2010 and the period from incorporation on May 24, 2006 to February 28, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Vancouver, Canada	“MacKay LLP”
May 20, 2011	Chartered Accountants

Discovery Energy Corp.

f/k/a Santos Resource Corp.

(an Exploration Stage Company)

Balance Sheets

	February 29,	February 28,
	2012	2011
Assets
Current Assets
Cash	$504,742	$1,909
Other receivables	3,828	2,278
Deposit for acquisition of oil and gas license	730,000	-
Total Current Assets	1,238,570	4,187
Total Assets	$1,238,570	$4,187

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$34,215	$40,330
Accounts payable- related party	50,000	-
Shareholder loan	-	30,804
Total Current Liabilities	84,215	71,134

Stockholders' Equity (Deficit)
Preferred Stock- 10,000,000 shares authorized, zero issued and outstanding	-	-
Common Stock - 500,000,000 shares authorized, $0.001 par value – 60,858,500 (2011 - 32,076,500) shares issued and outstanding	60,859	32,077
Additional paid in capital	1,437,405	149,871
Deficit accumulated during the exploration stage	(343,909)	(248,895)
Total Stockholders' Equity (Deficit)	1,154,355	(66,947)
Total Liabilities and Stockholders' Equity (Deficit)	$1,238,570	$4,187

The accompanying notes are an integral part of these audited financial statements

Discovery Energy Corp.

f/k/a Santos Resource Corp.

(an Exploration Stage Company)

Statements of Expenses

			Cumulative from
			Inception
	Year Ended	Year Ended	May 24, 2006 to
	February 29,	February 28,	February 29,
	2012	2011	2012
Expenses
General and administrative	$1,172	$255	$2,171
Mineral property costs	29,740	-	99,429
Professional fees	83,634	28,283	259,345
Rent	201	-	201
Travel	131	-	131
Total expenses	114,878	28,538	361,277

Other Income
Gain on debt for settlement of accounts payable	(17,980)	-	(17,980)
Foreign exchange loss (gain)	(1,884)	2,387	612

Other income (expenses)	(19,864)	2,387	(17,368)

Net loss	$(95,014)	$(30,925)	$(343,909)

Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding - basic and diluted	34,407,552	32,076,500

The accompanying notes are an integral part of these audited financial statements

Discovery Energy Corp.

f/k/a Santos Resource Corp.

(an Exploration Stage Company)

Statements of Stockholders’ Equity (Deficit)

From inception May 24, 2006 through February 29, 2012

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Exploration	Equity
	Number	Par Value	Capital	Stage	(Deficit)

Balance, May 24, 2006 (date of inception), and February 28, 2007	-	$-	$-	$-	$-
Capital Stock issued for subscriptions receivable at $0.0005 per share and services at $0.0005 per share	31,040,000	31,040	(15,520)	-	15,520

Mineral Property Option - Starfire Minerals at $0.15 per share	75,000	75	11,175	-	11,250

Private Placement at $0.15 per share	961,500	962	143,264	-	144,226
Private Placement Fees	-	-	(4,568)	-	(4,568)
Net loss for the year	-	-	15,520	(70,888)	(55,368)
Balance, February 29, 2008	32,076,500	32,077	149,871	(70,888)	111,060
Net loss for the year	-	-	-	(92,777)	(92,777)
Balance, February 28, 2009	32,076,500	32,077	149,871	(163,665)	18,283
Net loss for the year	-	-	-	(54,305)	(54,305)
Balance, February 28, 2010	32,076,500	32,077	149,871	(217,970)	(36,022)
Net loss for the year	-	-	-	(30,925)	(30,925)
Balance, February 28, 2011	32,076,500	32,077	149,871	(248,895)	(66,947)

Capital stock issued for oil and gas property	20,000,000	20,000	160,000	-	180,000

Capital stock issued for debt-related party	147,000	147	84,919	-	85,066

Capital stock issued for debt	155,000	155	1,240	-	1,395

Capital stock issued for subscriptions	8,480,000	8,480	1,041,520	-	1,050,000

Private placement fees	-	-	(145)	-	(145)

Net loss for the year	-	-	-	(95,014)	(95,014)

Balance, February 29, 2012	60,858,500	$60,859	$1,437,405	$(343,909)	$1,154,355

The accompanying notes are an integral part of these audited financial statements

Discovery Energy Corp.

f/k/a Santos Resource Corp.

(an Exploration Stage Company)

Statements of Cash Flow

			Cumulative from
			Inception on
	Year Ended	Year Ended	May 24, 2006 to
	February 29,	February 28,	February 29,
	2012	2011	2012

Cash flows used in operating activities
Net loss	$(95,014)	$(30,925)	$(343,909)
Adjustments to reconcile net loss to net cash used in operating activities
Shares issued for property acquisition	-	-	11,250
Gain on debt for shares issued for settlement of accounts payable	(17,980)	-	(17,980)
Unrealized foreign exchange loss (gain)	-	2,387	2,496
Services provided by founders in exchange for shares	-	-	15,520
Changes in assets and liabilities:
Other receivable	(1,550)	(1,545)	(3,828)
Accounts payable and accrued liabilities	13,260	12,768	52,896
Net cash used in operating activities	(101,284)	(17,315)	(283,555)

Cash flows from investing activities

Acquisition of oil and gas property	(550,000)	-	(550,000)
Net cash flows used in investing activities	(550,000)		(550,000)

Cash flows from financing activities
Common Stock issued	1,050,000	-	1,209,746
Private placement fees	(145)	-	(4,713)
Advances from shareholders	104,262	19,947	134,061
Net cash flows from financing activities	1,154,117	19,947	1,339,094

Foreign exchange effect on cash	-	(1,030)	(797)

Change in cash during the period	502,833	1,602	504,742

Cash beginning of the period	1,909	307	-

Cash end of the period	$504,742	$1,909	$504,742

Supplemental disclosures:
Interest Paid in the period	$-	$-	$-
Income Taxes Paid in the period	$-	$-	$-

Noncash investing and financing activities:

Shares issued for conversion of debt	$85,066	$-	$85,066
Shares issued for O&G property	$180,000	$-	$180,000

The accompanying notes are an integral part of these audited financial statements

Discovery Energy Corp.

f/k/a Santos Resource Corp.

(an Exploration Stage Company)

Notes to the Financial Statements

For the year ended February 29, 2012

1.	Nature of Operations, Continuance of Business, and Going Concern

Discovery Energy Corp. (the "Company") was incorporated in Nevada on May 24, 2006 under the name “Santos Resource Corp.” The Company is an Exploration Stage Company. The Company's principal business is the proposed acquisition, exploration and development of the Petroleum Exploration License (PEL) 512 (the "Prospect") in the State of South Australia .The Company has not presently determined whether the Prospect contains any crude oil and natural gas reserves that are economically recoverable. While the Company’s present focus is on the Prospect, the Company may consider the acquisition of other attractive oil and gas properties under the right circumstances. On May 7, 2012, the Company changed its name to Discovery Energy Corp.

In May 2012, the Company incorporated a wholly-owned Australian subsidiary, Discovery Energy SA Ltd. for purposes of acquiring the Prospect.

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, the acquisition of the Prospect or one or more alternative oil and gas properties, and the attainment of profitable operations. As of February 29, 2012, the Company has not generated any revenues and has an accumulated loss of $343,909 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB accounting standards for "Earnings per Share", which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period would be used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no dilutive instruments outstanding at February 29, 2012 and February 28, 2011.

Discovery Energy Corp.

f/k/a Santos Resource Corp.

(an Exploration Stage Company)

Notes to the Financial Statements

For the year ended February 29, 2012

c)	Comprehensive Loss

FASB accounting standard for "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2012 and February 28, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of acquisition to be cash equivalents.

e)	Mineral Property Costs

The Company is in the exploration stage and has not yet realized any revenue from its planned operations. It is primarily engaged in the proposed acquisition, exploration, and development of the Prospect and the extraction of crude oil and natural gas located there under. Oil and gas property acquisition and exploration costs are expensed as incurred. When it has been determined that an oil and gas property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserve.

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

g)	Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted FASB’s accounting standards for Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, receivables, accounts payable and accrued liabilities, and shareholder loan approximate their fair values because of the short maturity of these items. Certain fair value estimates may be subject to and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price, or interest rate market risks.

h)	Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB’s accounting standard for income taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides a valuation allowance for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is not more likely than not.

Discovery Energy Corp.

f/k/a Santos Resource Corp.

(an Exploration Stage Company)

Notes to the Financial Statements

For the year ended February 29, 2012

The Company accounts for uncertain income tax positions in accordance with FASB’s accounting standard for Accounting for Uncertainty in Income Taxes, which requires that that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on examination by taxation authorities, based on the technical merits of the position.

i)	Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with FASB’s accounting standard for "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Non-monetary assets are translated at historical exchange rates, and revenue and expense items at the average rate of exchange prevailing during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

j)	Recent Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its financial statements.

3.	Related Party Transactions

a)	On June 25, 2007, the Company issued 75,000 common shares of the Company at $0.15 per share to Starfire Minerals Inc. (“Starfire”) as part consideration to acquire property in Quebec. Richard Pierce, President of Santos Resource Corp. is a director on the board of each company.

b)	A shareholder loaned the Company $85,066 during the period April 2007 to February 29, 2012. In January 2012, the amount was repaid through the issuance of 147,000 common shares. The shares were valued at $0.009 per share.

4.	Oil and Gas Properties

On September 12, 2011, Keith D. Spickelmier entered into an agreement (the “Liberty Agreement”) with Liberty Petroleum Corporation (“Liberty”) granting to Mr. Spickelmier an exclusive right to negotiate an option to acquire the Petroleum Exploration License (PEL) 512 (the “License”) regarding the Prospect, which is located in the State of South Australia. The Prospect involves 584,651 gross acres overlaying portions of the Cooper and Eromanga basins. On January 13, 2012, the Company bought Mr. Spickelmier’s rights in the Liberty Agreement. On January 31, 2012, the Company bought an option directly from Liberty. Under ASC 932, costs incurred to purchase, lease or otherwise acquire a property (whether unproved or proved) are capitalized when incurred. Per the terms of the Liberty Agreement, Mr. Spickelmier, a related party, paid $50,000 to Liberty for the exclusive right. In anticipation of the assignment of the Liberty Agreement to the Company, the Company agreed to pay an additional $100,000 to extend the exclusive right provided for by the Liberty Agreement, and an additional $200,000 deposit to modify certain terms.

Discovery Energy Corp.

f/k/a Santos Resource Corp.

(an Exploration Stage Company)

Notes to the Financial Statements

For the year ended February 29, 2012

As of February 29, 2012, the Company capitalized $730,000 as a deposit for the acquisition of the oil and gas license.

The purchase price of Spickelmier’s rights in the Liberty Agreement was as follows:

a)	$100,000 payable upon notice from the Minister that the Minister has granted and issued the License in the name of the Company;

b)	$50,000 payable as of February 29, 2012 for reimbursement;

c)	20 million common shares issued at $0.009, total fair value of $180,000 which is capitalized as a deposit for the acquisition of the oil and gas license;

d)	A convertible promissory note for $55,000 convertible at $0.001 into 55 million common shares of the Company issuable upon delivery of the license.

The purchase price for the Liberty option is as follows:

a)	$550,000 paid to Liberty as of February 29, 2012 for the acquisition of the License. In addition, $250,000 is payable upon delivery of the License.

b)	Two promissory notes issuable upon delivery of the license with an aggregate principal amount of $750,000:

(i)	$500,000 due 6 months after the Company’s acquisition of the Prospect

(ii)	$250,000 due 9 months after the Company’s acquisition of the Prospect

c)	12 million common shares issuable upon delivery of the license

The License requires a five-year work commitment involving expenditures of $194,000 in the first year after the acquisition, $1,212,000 in the second year, and even greater amounts in the subsequent years. The Company’s inability to honor this work commitment may result in reversion of the Prospect to Liberty pursuant to the terms of the Liberty Agreement.

5.	Income Taxes

The significant components of deferred income tax assets at February 29, 2012 and February 28, 2011 are as follows:

	February 29, 2012	February 28, 2011

Deferred tax asset	$114,112	$10,824
Less: Valuation allowance	(114,112)	(10,824)

Net deferred income tax asset	$–	$–

Discovery Energy Corp.

f/k/a Santos Resource Corp.

(an Exploration Stage Company)

Notes to the Financial Statements

For the year ended February 29, 2012

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

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended February 29, 2012 and February 28, 2011. At February 29, 2012, the Company has net operating loss carry forwards, which expire commencing in 2028, totaling approximately $326,000.

6.	Common stock

The Company has sold an aggregate 8.48 million common shares from private placement offering at a price of $0.125 per share for total proceeds of $1,050,000 net offering cost of $145. Of the 8.48 million common shares 800,000 common shares were sold to related party William Begley, CFO for at a price of $0.125 per share for total proceeds of $100,000.

The Company issued 155,000 common shares at $0.009 for the settlement of accounts payable of $19,375. A gain of $17,980 is recorded in other income.

7.	Subsequent events

The Company sold 1,590,000 shares to third parties at $0.125 per share for proceeds of $298,750.

In May 2012, the Company amended its articles of incorporation to increase the number of authorized common shares to 500 million and to authorize 10 million preferred shares.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

discovery energy Corp.
By:	/s/ Keith J. McKenzie
Keith J. McKenzie
Chief Executive Officer
Date: June 11, 2012

In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Keith J. McKenzie
Keith J. McKenzie
Director, Chief Executive Officer (Principal executive officer)
Date June 11, 2012

/s/ Keith D. Spickelmier
Keith D. Spickelmier
Director
Date: June 11, 2012

/s/ William E. Begley
William E. Begley
Director, Chief Financial Officer (Principal financial and accounting officer)
Date: June 11, 2012

35