Form 10-Q
period 2012-05-31
Discovery Energy Corp.
filed 2012-07-20
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-53520

DISCOVERY ENERGY CORP. f/k/a "Santos Resource Corp."
(Exact Name of Registrant as Specified in Its Charter)
Nevada	98-0507846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Riverway Drive, Suite 1700, Houston, Texas 77056

(Address of principal executive offices)

713-840-6495

(Registrant’s telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 62,448,500 common shares as of July 16, 2012

Item 1. Financial Statements

Discovery Energy Corp.

 (an Exploration stage company)

Balance Sheets

(Unaudited)

	May 31,	February 29,
	2012	2012
Assets
Current Assets
Cash	$528,603	$504,742
Other receivables	3,828	3,828
Deposit for acquisition of oil and gas license	730,000	730,000
Prepaid expenses	4,842	-
Total Current Assets	1,267,273	1,238,570
Total Assets	$1,267,273	$1,238,570

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$51,696	$34,215
Accounts payable- related party	-	50,000
Total Current Liabilities	51,696	84,215

Stockholders' Equity
Preferred Stock- 10,000,000 shares authorized, zero issued and outstanding	-	-
Common Stock - 500,000,000 shares authorized, $0.001 par value – 62,448,500 and 60,858,500 shares issued and outstanding, respectively	62,449	60,859
Additional paid in capital	1,634,565	1,437,405
Deficit accumulated during the exploration stage	(481,437)	(343,909)
Total Stockholders' Equity	1,215,577	1,154,355
Total Liabilities and Stockholders' Equity	$1,267,273	$1,238,570

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp.

(an Exploration stage company)

Statements of Expenses

(Unaudited)

	Three	Three	Cumulative from
	Months	Months	Inception
	Ended	Ended	(May 24, 2006)
	May 31,	May 31,	to
	2012	2011	May 31, 2012
Expenses
General and administrative	$16,178	$46	$18,349
Mineral property costs	47,511	29,740	146,940
Professional fees	70,075	4,845	329,420
Rent	2,065	-	2,266
Travel	3,161	-	3,292
Total expenses	138,990	34,631	500,267

Other Income
Gain on debt for settlement of accounts payable	-	-	(17,980)
Sales tax refund	(2,821)		(2,821)
Foreign exchange loss (gain)	1,359	615	1,971

Other income (expenses)	(1,462)	615	(18,830)

Net loss	$(137,528)	$(35,246)	$(481,437)

Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding - basic and diluted	62,008,065	32,076,500

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp.

 (an Exploration stage company)

Statements of Cash Flows

(Unaudited)

			Cumulative from
			Inception
	Three Months Ended	Three Months Ended	May 24, 2006 to
	May 31,	May 31,	May 31,
	2012	2011	2012
Cash flows used in operating activities
Net loss	$(137,528)	$(35,246)	$(481,437)
Adjustments to reconcile net loss to net cash used in operating activities
Shares issued for property acquisition	-	-	11,250
Gain on debt for shares issued for settlement of accounts payable		-	(17,980)
Unrealized foreign exchange loss (gain)	-	615	2,496
Services provided by founders in exchange for shares	-	-	15,520
Changes in assets and liabilities:
Prepaid expenses	(4,842)		(4,842)
Other receivable		(281)	(3,828)
Accounts payable and accrued liabilities	17,481	(4,068)	70,377
Net cash used in operating activities	(124,889)	(38,980)	(408,444)

Cash flows from investing activities
Acquisition of oil and gas property	-	-	(550,000)
Net cash flows used in investing activities			(550,000)

Cash flows from financing activities
Common Stock issued	198,750	-	1,408,496
Private placement fees	-	-	(4,713)
Advances from shareholders	(50,000)	37,716	84,061
Net cash flows from financing activities	148,750	37,716	1,487,844

Foreign exchange effect on cash	-	306	(797)

Change in cash during the period	23,861	(958)	528,603

Cash beginning of the period	504,742	1,909	-

Cash end of the period	$528,603	$951	$528,603

Supplemental disclosures:
Interest Paid in the period	$-	$-	$-
Income Taxes Paid in the period	$-	$-	$-

Noncash investing and financing activities:
Shares issued for conversion of debt	$-	$-	$85,066
Shares issued for O&G property	$-	$-	$180,000

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp.

f/k/a Santos Resource Corp.

(an Exploration stage company)

Notes to the Unaudited Financial Statements

1.	Nature of Operations and Basis of Presentation

Discovery Energy Corp. (the "Company") was incorporated in Nevada on May 24, 2006 under the name “Santos Resource Corp.” The Company is an Exploration Stage Company. The Company's principal business is the proposed acquisition, exploration and development of the Petroleum Exploration License (PEL) 512 (the "Prospect") in the State of South Australia. The Company has not presently determined whether the Prospect contains any crude oil and natural gas reserves that are economically recoverable. While the Company’s present focus is on the Prospect, the Company may consider the acquisition of other attractive oil and gas properties under the right circumstances. On May 7, 2012, the Company changed its name to Discovery Energy Corp.

In May 2012, the Company incorporated a wholly-owned Australian subsidiary, Discovery Energy SA Ltd. for purposes of acquiring the Prospect.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s February 29, 2012 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 29, 2012, as reported on Form 10-K, have been omitted.

2.	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, the acquisition of the Prospect or one or more alternative oil and gas properties, and the attainment of profitable operations. As of May 31, 2012, the Company has not generated any revenues and has an accumulated loss of $481,437 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Related Party Transactions

a)	During the quarter, $50,000 was repaid to a related party pursuant to the Liberty Agreement, as defined below.

b)	A shareholder loaned the Company $85,066 during the period April 2007 to February 29, 2012. In January 2012, the amount was repaid through the issuance of 147,000 common shares. The shares were valued at $0.009 per share.

c)	A related party transaction involving our current Chairman of the Board is discussed in footnote 4 immediately below.

4.	Oil and Gas Properties

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

As of February 29, 2012, the Company capitalized $730,000 as a deposit for the acquisition of the oil and gas license.

The purchase price of Spickelmier’s rights in the Liberty Agreement was as follows:

a)	$100,000 payable upon notice from the Minister that the Minister has granted and issued the License in the name of the Company;

b)	$50,000 payable as of February 29, 2012 for reimbursement, which was paid during the quarter;

c)	20 million common shares issued at $0.009, total fair value of $180,000 which is capitalized as a deposit for the acquisition of the oil and gas license;

d)	A convertible promissory note for $55,000 convertible at $0.001 into 55 million common shares of the Company issuable upon delivery of the license.

The purchase price for the Liberty option is as follows:

a)	$550,000 paid to Liberty as of February 29, 2012 for the acquisition of the License. An additional $250,000 was paid to Liberty after February 29, 2012.

b)	Two promissory notes issuable upon delivery of the license with an aggregate principal amount of $650,000:

(i)	$500,000 due 6 months after the Company’s acquisition of the Prospect

(ii)	$150,000 due 9 months after the Company’s acquisition of the Prospect

c)	12 million common shares issuable upon delivery of the license

The License requires a five-year work commitment involving expenditures of $203,000 in the first year after the acquisition, $1,273,900 in the second year, and even greater amounts in the subsequent years. The Company’s inability to honor this work commitment may result in the assignment of the Prospect to Liberty pursuant to the terms of the Novation Deed or its reversion back to the AUS Government.

5.	Common stock

During the three months ended May 31 2012, the Company sold an aggregate 1.59 million common shares from a private placement offering at a price of $0.125 per share for total proceeds of $198,750.

In May 2012, the Company amended its articles of incorporation to increase the number of authorized common shares to 500 million and to authorize 10 million preferred shares.

6.	Subsequent Events

After the quarter ending May 31, 2012, the Company made an early deposit of the final $250,000 to become due to Liberty upon issuance of the License, in consideration of the Liberty’s agreement to modify the promissory notes due to Liberty upon issuance of the License by reducing the 9 month note principal from $250,000 to $150,000 and agreeing to an early payment reduction schedule that allows the Company to earn additional reductions of principal of up to $150,000. The combined principal of the two notes now totals $650,000.

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

General

Our company, Discovery Energy Corp. f/k/a “Santos Resource Corp.,” was incorporated under the laws of the state of Nevada on May 24, 2006. Until recently, we had not commenced business operations. Our original plan of business was to explore and develop a 75% interest in and to 18 mineral claims covering approximately 900.75 hectares (9.01 km2) called the Lourdeau Claims. The Lourdeau Claims are located in the La Grande geological area of Quebec, Canada, in the James Bay Territory about 620 miles (1,000 km) north of Montreal, Quebec. We abandoned this original plan of business, and had been looking for another business opportunity. Until the completion of the acquisition described herein, we had been a "shell company" as defined in the Rule 405 of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. For reasons given hereinafter, we have adopted a significant change in our corporate direction. We have decided to focus our efforts on the acquisition of an attractive crude oil and natural gas prospect located in Australia, and the exploration, development and production of oil and gas on this prospect.

We now propose to pursue a new business plan involving the development of the Petroleum Exploration License (PEL) 512 (the “Prospect”) in the State of South Australia. The Prospect involves 584,651 gross acres overlaying portions of the geological system generally referred to as the Cooper and Eromanga basins. The Prospect is flanked by offset production totaling more than 4.2 million barrels since 2001. Other nearby fields have produced more than 16.3 million barrels of oil. Since the early 1980s, the oil fairway on which the Prospect sits has produced over 23.6 million barrels of oil. The Prospect features access to markets via existing and expanding pipeline capacity. During the late 1980s and again during 2005-2006, various operators in the extreme southeast corner of the Prospect drilled 11 wells. Reports filed with the South Australian government indicate that some of these wells exhibited "oil shows" but none were completed to enable production. As discussed herein, we are currently actively working to acquire the Prospect.

In the remainder of this Report, Australian dollar amounts are prefaced by “AU$” while United States dollar amounts are prefaced simply by “$” or (when used in close proximity to Australian dollar amounts) by “US$.” When United States dollar amounts are given as equivalents of Australian dollar amounts, such United States dollar amounts are approximations only and not exact figures.

Recent Events

In connection with the change in our business focus, the following events have occurred:

*	Change of the Control and Management. A change of the control of our company occurred effective on January 13, 2012 pursuant to the terms, provisions and conditions of a Common Stock Purchase Agreement dated as of such date (the "Stock Agreement") by and between (a) Shih-Yi Chuang, Richard Bruce Pierce, Andrew Lee Smith, David W. Smalley and Robert Birarda, as sellers (collectively “Sellers”), and (b) Keith J. McKenzie. In connection with the closing of the transactions provided for by the Stock Agreement, Mr. McKenzie, William E. Begley and Michael D. Dahlke (collectively “Purchasers”) acquired an aggregate of 25,310,000 shares of our common stock (“Transferred Shares”), $.001 par value, theretofore owned separately by Sellers at a price of $0.0001 per Transferred Share. This number of Transferred Shares represented 78.9% of our outstanding shares of our common stock prior to taking into account the other transactions described below, and 41.5% of our outstanding shares of our common stock after taking into account the issuances of 20.0 million shares to Keith D. Spickelmier and 10,070,000 shares in connection with a private placement (both issuances of which are described below).

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

Keith D. Spickelmier	Chairman of the Board
Keith J. McKenzie	Chief Executive Officer
Michael D. Dahlke	President and Chief Operating Officer
William E. Begley	Chief Financial Officer and Treasurer
Mark S. Thompson	Secretary

*	Acquisition of Rights Under the Liberty Agreement. Pursuant to the terms, provisions and conditions of an assignment (the “Assignment”) dated effective January 13, 2012 executed by Keith D. Spickelmier in our favor, we acquired all of Mr. Spickelmier’s rights in a legal document (as amended and restated, the “Liberty Agreement”) between Liberty Petroleum Corporation (“Liberty”) and Mr. Spickelmier dated September 12, 2011. In the Liberty Agreement, Liberty granted to Mr. Spickelmier a 60-day exclusive right to negotiate an option (the “Option”) to acquire the Prospect upon Liberty’s acquisition of rights in it. Liberty was the winning bidder for the Prospect. In order for the Prospect to be vested in Liberty, it would need to complete negotiation of a Native Title land access and compensation agreement with the relevant Aboriginal native title holders and claimants, who have certain historic rights on the Prospect land, to provide consent to the license being issued to Liberty. The Liberty Agreement was later amended and restated several times to extend the exclusive right provided for thereby and to modify certain of its terms.

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

The purchase price for the assignment of Mr. Spickelmier’s rights in the Liberty Agreement was as follows:

*	$50,000 in cash, which was paid during the quarter ended May 31, 2012
*	$100,000 payable upon notice from the South Australian Minister of Regional Development (the “Minister”) that the Minister has granted and issued in our name a petroleum exploration license allowing the exploration and drilling rights related to the Prospect (the "License")
*	20.0 million shares of our common shares issued upon delivery of the Assignment
*	A convertible promissory note for $55,000 convertible into 55.0 million common shares, such note being issuable upon notice from the Minister that the Minister has granted and issued the License in our name.

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

*	Optioning of the Prospect. On January 31, 2012, per the Liberty Agreement, we entered into an Option to Purchase and Sale and Purchase Agreement (the "Option Agreement") with Liberty. The Option Agreement provides for the sale and transfer of the Prospect. The Option Agreement reflects the results of negotiations between us and Liberty including certain adjustments agreed to in June 2012, which are reflected in the paragraph below, and the Option Agreement supersedes the Liberty Agreement.

The Option Agreement provides that the Option’s exercise price for the Prospect is a deemed total of $3.95 million payable as follows:

*	Cash in the amount of $800,000 – As of the date of this Report, all of the $800,000 cash amount has been deposited with Liberty; accordingly, once the License is issued to us, we will owe Liberty no further up-front cash amounts.

*	Two promissory notes with an aggregate principal amount of $650,000, one in the amount of $500,000 becoming due six months after our acquisition of the Prospect, and the other in the amount of $150,000 becoming due nine months after our acquisition of the Prospect. These notes will feature prepayment discounts if we pay the notes earlier than required. At best, these prepayment discounts could save us $150,000 if the notes are paid within 60 days after the License is issued
*	Twelve million shares of our common stock, of which Liberty has agreed not to sell more than 10% in any three-month period

After any exercise of the Option, Liberty would retain a 7.0% royalty interest.

If the Minister does not grant the License allowing the exploration of and drilling on the Prospect within a certain period of time, we will have the option to cancel the transaction, and Liberty is required to refund all moneys paid to it.

The License involves a five-year work commitment involving expenditures of AU$200,000 (US$203,800) in the first year after the acquisition, AU$1.25 million (US$1,273,900) in the second year, and even greater amounts in subsequent years. Our inability to honor this work commitment could result in the reversion of the License to Liberty pursuant to the terms of the Option Agreement.

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

We believe that the following events must occur before we can acquire the License:

*	We must complete the execution of a Native Title land access and compensation agreement with the relevant Aboriginal native titleholders and claimants, who have certain historic rights over the License land, to provide consent to the License being issued to either to Liberty or the Subsidiary. We have commenced the execution of the preceding agreement, and have obtained signatures from most of the required native titleholders and claimants. We are working to obtain all final signatures.
*	We must receive and accept an offer from the Minister of a grant of the License.

We have no assurance that the preceding events will occur. Consequently, neither we nor anyone else has any assurance that we will be able to consummate the acquisition of the License.

We need no further up-front funds to acquire the License. Nevertheless, we will need to raise additional funds to satisfy the deferred payments to Liberty incurred in connection with the acquisition of the License, our obligations under the work commitment with respect to the License and other amounts required to explore and develop the Prospect, and other working capital needs. We have no assurance that we will be able to raise funds to satisfy the preceding amounts.

*	Private Placement. We completed a private placement as of May 1, 2012 in which we sold an aggregate of 10,070,000 shares at a price of US$0.125 per share. The cash offering resulted in US$1,258,750 in proceeds to us. The shares were issued to a total of 23 investors, all of whom were accredited.

*	Name Change. We changed our corporate name from “Santos Resource Corp.” to “Discovery Energy Corp.” effective May 7, 2012.

*	Change in Shell Status. As a result of the acquisition of the rights in the Liberty Agreement and the optioning of the Prospect, we are no longer a shell corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 under the Exchange Act.

Plan of Operation

General

We intend to engage primarily in the exploration and development of oil and gas on the Prospect in an effort to develop oil and gas reserves. Our principal products will be crude oil and natural gas.

Our development strategy will be directed in the multi-pay target areas of South Australia, with principal focus on the prolific Cooper/Eromanga Basin, towards initiating and rapidly expanding production rates and proving up significant reserves primarily through exploratory drilling. Our mission will be to generate superior returns for our stockholders by working with industry partners, suppliers and the community to build a focused exploration and production company with strong development assets in the oil and gas sector.

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

There can be no assurance that we will be successful in our exploratory and production activities. The oil and gas business involves numerous risks, the principal ones of which are listed in our 2012 Annual Report on Form 10-K in “Item 1A. Risk Factors - RISKS RELATING TO OUR INDUSTRY - PARTICIPANTS IN THE OIL AND GAS INDUSTRY ARE SUBJECT TO NUMEROUS RISKS.” As we become more involved in the oil and gas exploration and production business, we will give more detail information regarding these risks.

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

Proposed Initial Activities

Currently, we are striving to close the acquisition of the Prospect. We have raised sufficient funds, and we have completed the execution and documentation, to do this. Nevertheless, to close the acquisition of the Prospect, we will need to complete execution of an access and royalty arrangement with the relevant Aboriginal native title holders, who have certain historic rights on the Prospect land. We have commenced the execution of the preceding agreement, and have obtained signatures from most of the required native titleholders and claimants. We are working to obtain all final signatures. Moreover, we receive and accept an offer from the Minister of a grant of the License. We have no assurance that we will be able to accomplish the preceding. Consequently, neither we nor anyone else has any assurance that we will be able to consummate the acquisition of the Prospect.

We have just begun the initial phase of our plan of operation. To date we have not commenced any drilling or other exploration activities on any properties, and thus we do not have any estimates of oil and gas reserves. Consequently we have not reported any reserve estimates to any governmental authority. We cannot assure anyone that we will find commercially producible amounts of oil and gas. Moreover, at the present time, we cannot finance the initial phase of our plan of operation solely through our own current resources. Consequently, we plan on undertaking certain financing activities described in "Liquidity and Capital Resources" below. The success of the initial phase of our plan of operation depends upon our ability to obtain additional capital to acquire seismic data with respect to the Prospect, and to drill exploratory and developmental wells. We cannot assure anyone that we will obtain the necessary capital.

The initial phase of our plan of operation will involve the acquisition of the Prospect. For the terms of this acquisition, see the section captioned “Optioning of the Prospect” above. If this acquisition is completed, the Prospect will be subject to a five-year work commitment, which involves the following:

*	Year 1 - AU$200,000 (US$203,800) must be expended for geological studies and interpretation of existing seismic
*	Year 2 - AU$1,250,000 (US$1,273,900) must be expended to shoot 250 square kilometers (approximately 97 square miles) of new 2D seismic
*	Year 3 - AU$5,000,000 (US$5,095,500) must be expended to shoot 400 square kilometers (approximately 154 square miles) of new 3D seismic and AU$3,600,000 (US$3,668,800) must be expended to drill two wells
*	Year 4 - AU$9,000,000 (US$9,171,900) must be expended to drill five wells
*	Year 5 - AU$9,000,000 (US$9,171,900) must be expended to drill five wells

The dollar amounts in the official work commitment are Australian currency. The US dollar amounts shown above calculated are approximate and based on the June 30, 2012 closing quoted exchange rate of AU$1.0191/US$1.00. The US dollar costs actually incurred in the future will be a function of the exchange rate that exists between the two currencies when expenditures are made. During the past year, that exchange rate has varied from a low of AU$0.950/US$1.00 to a high of AU$1.1055/US$1.00.

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

We intend to seek a joint venture partner that might act as the operator of our wells. If we are unsuccessful in procuring such a partner, we will engage the services of a third party once we have identified a proposed drilling site. Management foresees no problem in procuring the services of one or more qualified operators and drillers in connection with the initial phase of our plan of operation, although a considerable increase in drilling activities in the area of our properties could make difficult (and perhaps expensive) the procurement of operating and drilling services. In all cases, the operator will be responsible for all regulatory compliance regarding the well, including any necessary permitting for the well. In addition to regulatory compliance, the operator will be responsible for hiring the drilling contractor, geologist and petroleum engineer to make final decisions relative to the zones to be targeted, well design, and bore-hole drilling and logging. Should the well be successful, the operator would thereafter be responsible for completing the well, installing production facilities and interconnecting with gathering or transmission pipelines if economically appropriate we expect to pay third party operators (i.e. not joint venture partner with us) commercially prevailing rates.

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

Results of Operations

Financial results for the quarter ended May 31, 2012 are not directly comparable to financial results for the quarter ended May 31, 2011. During January 2012, we changed our business focus. This change in focus resulted in an elevated level of business activity and a corresponding increase in expenses.

Comparison of Quarter Ended May 31, 2012 to Quarter Ended May 31, 2011

	Three months	Three months
	Ended May 31,	Ended May 31,
	2012	2011

Revenue	$-	$-
Operating Expenses	$138,990	$34,631
Net Loss	$137,528	$(35,246)

We did not earn any revenues for the three months ended May 31, 2012 and 2011. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter the commercial production.

Our expenses for the three-month periods ended May 31, 2012 and 2011 are outlined in the table below:

	Three months	Three months
	Ended May 31,	Ended May 31,
	2012	2011

General and Administrative	$16,178	$46
Mineral Property Costs	$47,511	$29,740
Professional Fees	$70,075	$4,845
Travel	$3,161	$-
Rent	$2,065	$-
Foreign exchange (gain)/loss	$1,359	$615

Other (income)/expenses	$(2,821)
Total	$137,528	$35,246

Expenses. During the first three months of fiscal 2013, we had expenses in the amount of $138,990 compared to expenses in the amount of $34,361 during the same period in fiscal 2012. The fiscal 2013 expenses represent an increase of $104,359 from a year earlier. Generally, the increase reflects a continuation of multiple initiatives begun at the end of our last fiscal year to repurpose the Company as an oil and gas exploration and production enterprise. Growth in Professional Fees accounted for nearly two-thirds of our increased expenses. These costs were primarily for legal services incurred in the process of acquiring a exploration license in South Australia and raising the initial capital necessary for that acquisition. Mineral Property Costs during the current reporting period reflect the ongoing geologic evaluation and analysis of our optioned South Australian exploration area. General and Administrative expenses during the current reporting period reflect in part the costs associated with changing the Company’s name and establishing its Australian subsidiary.

Other Income. During the three months ended May 31, 2012, we receive a Goods and Services Tax refund that was related to prior period Canadian invoices paid through the Company’s previous headquarters in British Columbia.

Net loss. In view of the increase in expenses during the first three months of fiscal 2013, our net loss during the period increased to $137,528 (or $0.00 per-share) compared to our net loss during the same period in fiscal 2012 of $35,246 (or $0.00 per-share).

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Liquidity and Capital Requirements

We will need to obtain additional financing before we can implement the initial phase of our current plan of operation. To acquire the Prospect, we will incur a deferred payment in the form of two promissory notes in the aggregate amount of US$50,000 payable to Liberty, one becoming due six months after our acquisition of the Prospect, and the other becoming due nine months after our acquisition of the Prospect. Furthermore, the acquisition of the Prospect will obligate us to pay US$100,000 in cash to Keith D. Spickelmier for his assignment to us of the ability to acquire the Prospect. Moreover, after the acquisition, we will have a work commitment with respect to the Prospect requiring us to expend AU$200,000 (US$203,800) in the first year after the acquisition and AU$1.25 million (US$1,273,900) in the second year. Some of these amounts will become due before we are able to commence production on the Prospect. Accordingly, some of these amounts must be raised. Moreover, we expect to need a substantial amount of funds to develop the Prospect. In addition to the preceding, we will need working capital in amounts not now determinable.

Our plan is to try to satisfy a large portion of the post-acquisition amounts and develop the Prospect by selling a portion of our interest in the Prospect to a joint venture partner for a substantial cash payment or work commitment. We will strive to procure in such a sale a combination of cash and work commitment sufficient for us to meet our financial obligations for about three years after the Prospect is acquired. We have had very preliminary discussions with several companies to become joint venture partners. To obtain the maximum combination of cash and work commitment in connection with the sale of an interest in the Prospect, we may seek to add value by completing a 3D seismic survey over a portion of the property and/or re-processing existing seismic data related to the Prospect. Unless we are able to sell such an interest for such a payment, we will need to raise additional funds in an institutional financing to satisfy the deferred payments and to develop the Prospect. The amount sought would be expected to be US$10 to US$15 million.

We believe at least US$3.0 million would be required to satisfy our obligations in connection with the acquisition of the Prospect and for two years after the Prospect is acquired, but this amount would not allow us to develop the Prospect in any meaningful way. About US$1.0 million would need to be raised within about the next 12 months to satisfy amounts becoming due within such time period, while the remaining US$2.0 million amount would need to be raised within about the next 24 months to satisfy amounts becoming due near the end of such time period.

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

We have already raised "seed" capital in the amount of US$1,258,750 in a private placement.

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

July 20, 2012

