Form 10-Q
period 2012-08-31
Discovery Energy Corp.
filed 2012-10-19
CIK 1435387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2012

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from            to

                        COMMISSION FILE NUMBER 000-53520
                                               ---------

                             DISCOVERY ENERGY CORP.
                         F/K/A "Santos Rresource Corp."
             (Exact Name of Registrant as Specified in Its Charter)

                        Nevada                        98-0507846
   (State or other jurisdiction of incorporation    (I.R.S.Employer
                   or organization)                Identification No.)

              One Riverway Drive, Suite 1700, Houston, TEXAS 77056
                    (Address of principal executive offices)

                                  713-840-6495
                         (Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes [X]    No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer       [ ]        Accelerated filer         [ ]

Non-accelerated filer         [ ]      Smaller reporting company   [X]
(Do  not  check  if  smaller  reporting  company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 62,595,500 common shares as of October 12, 2012

 DISCOVERY  ENERGY  CORP.
(an  Exploration  stage  company)
Balance  Sheets
(Unaudited)


                                            August 31,          February 29,
                                               2012                  2012
                                            ----------           ------------
Assets
Current Assets
   Cash                                 $     162,809        $     504,742
   Other receivables                            1,007                3,828
   Deposit for acquisition of oil
      and gas license                         980,000              730,000
   Prepaid expenses                             4,842                    -
                                         ------------         ------------
Total Current Assets                        1,148,658            1,238,570
                                         ------------         ------------
Total Assets                            $   1,148,658        $   1,238,570
                                        =============         ============

Liabilities and  Stockholders' Equity
Current Liabilities
   Accounts payable and accrued
      liabilities                       $     131,928        $     34,215
   Accounts payable- related party                  -              50,000
                                        -------------         ------------
Total Current Liabilities                     131,928              84,215

Stockholders' Equity
   Preferred Stock- 10,000,000 shares
      authorized, zero issued and
      outstanding                                   -                    -
   Common Stock - 500,000,000 shares
      authorized, $0.001 par value -
      62,448,500 and 60,858,500 shares
      issued and outstanding, respectively     62,449               60,859
   Additional paid in capital               1,634,565            1,437,405
   Deficit accumulated during the
      exploration stage                      (680,284)            (343,909)
                                        --------------         ------------
Total Stockholders'Equity                   1,016,730            1,154,355
                                        -------------          ------------
Total Liabilities and Stockholders'
   Equity                               $   1,148,658        $   1,238,570
                                        ==================================




The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery  Energy  Corp..
(an  Exploration  stage  company)
Statements  of  Expenses
(Unaudited)

                                                                     Cumulative
                        Three       Three       Six       Six     From Inception
                        Months     Months      Months    Months  (May 24, 2006)
                        Ended      Ended       Ended     Ended        to
                      August 31, August 31,  August 31, August 31, August 31,
                        2012       2011        2012       2011       2012
                      ---------  --------   ----------  ---------  ---------
Expenses
General and
   administrative     $   10,232  $     28   $  32,470  $     74  $   34,641
Mineral property costs   123,080         -     170,592    29,740     270,021
Professional fees         69,931     1,482     133,723     6,327     393,068
Rent                       1,104         -       3,170         -       3,371
Travel                       980         -       4,143         -       4,274
                      ----------   -------   ---------   -------   ---------
Total expenses          (205,327)   (1,510)   (344,098)  (36,141)   (705,375)

Other Income
Gain on debt for
   settlement of
   accounts payable            -         -           -         -      17,980
Miscellaneous income       6,730         -       7,973         -       7,973
Foreign exchange
   (loss) gain              (250)        -        (250)     (615)       (862)
                       ---------  --------   ----------   -------  ---------
Other income (expenses)    6,480         -       7,723      (615)     25,091
                       ---------  --------   ---------    -------  ---------
Net loss              $ (198,847) $ (1,510)  $(336,375)  $(36,756) $(680,284)
                      ==========  ========   =========   ========  =========

Net loss per share -
   basic and diluted  $    (0.00) $  (0.00)  $   (0.01)  $  (0.00)
Weighted average number
   of shares outstanding -
   basic and diluted  62,448,500  32,076,500 62,228,283 32,076,500
                      ==========  ========== ========== ==========

      The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery  Energy  Corp.
(an  Exploration  stage  company)
Statements  of  Cash  Flows
(Unaudited)

                                                                 Cumulative from
                                                                    Inception
                             Six Months Ended  Six Months Ended  May 24, 2006 to
                                 August 31,      August 31,        August 31,
                                   2012            2011               2012
                             ---------------   ---------------   --------------
Cash Flows Used in Operating
Activities
   Net loss                  $   (336,375)     $   (36,756)      $  (680,284)
   Adjustments to reconcile
      net loss to net cash
      used in operating
      activities
        Shares issued for
         property acquisition           -                -            11,250
        Gain on debt for shares
         issued for settlement
         of accounts payable            -                -           (17,980)
       Unrealized foreign exchang
         loss (gain)                  250              615             2,746
       Services provided by founders
         in exchange for shares         -                -            15,520
       Changes in assets and
        liabilities:
          Prepaid expenses         (4,842)                            (4,842)
          Other receivable          2,821             (360)           (1,007)
          Accounts payable and
            accrued liabilities    97,713           (2,957)          150,609
                               ----------       ----------       -----------
Net cash used in operating
  activities                     (240,433)         (39,458)         (523,988)
                               ----------       ----------       -----------

Cash flows from investing
  activities
    Acquisition of oil and gas
      property                   (250,000)               -          (800,000)
                               -----------      ----------        ----------
Net cash flows used in investing
  activities                     (250,000)               -          (800,000)

Cash flows from financing activities
  Common Stock issued             198,750                -         1,408,496
  Private placement fees                -                -            (4,713)
  Repayments on shareholder
    advances                      (50,000)                           (50,000)
  Advances from shareholders           -            37,716           134,061
                               ---------        ----------        ----------
Net cash flows from financing
   activities                     148,750           37,716         1,487,844
                               ----------       ----------        ----------

Foreigh exchange effect on cash      (250)             306            (1,047)

Change in cash during the
  period                         (341,933)          (1,436)          162,809

Cash beginning of the period      504,742            1,909                 -
                               ----------       ----------        ----------
Cash end of the period         $  162,809       $      473        $  162,809
                               ==========       ==========        ==========

Supplemental disclosures:
  Interest Paid in the period  $        -       $        -        $        -
                               ----------       ----------        ----------
Income Taxes Paid in the period         -                -                 -
                               ----------       ----------        ----------

Noncash investing and financing activities:
  Shares issued for conversion
    of debt                   $        -       $         -            85,066
                              ----------       -----------        ----------
  Shares issued for O&G
    property                 $         -       $         -           180,000
                             -----------       -----------        ----------

The accompanying notes are an integral part of these unaudited interim financial statements.

                             Discovery Energy Corp.

                         (an Exploration stage company)
                  Notes to the Unaudited Financial Statements

1.     Nature of Operations and Basis of Presentation

Discovery Energy Corp. (the "Company") was incorporated in Nevada on May 24, 2006 under the name "Santos Resource Corp." The Company is an Exploration Stage Company. The Company's principal business is the proposed acquisition, exploration and development of the Petroleum Exploration License (PEL) 512 (the "Prospect") in the State of South Australia. The Company has not presently determined whether the Prospect contains any crude oil and natural gas reserves that are economically recoverable. While the Company's present focus is on the Prospect, the Company may consider the acquisition of other attractive oil and gas properties under the right circumstances. On May 7, 2012, the Company changed its name to Discovery Energy Corp.

In May 2012, the Company incorporated a wholly-owned Australian subsidiary, Discovery Energy SA Ltd. for purposes of acquiring the Prospect.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's February 29, 2012 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 29, 2012, as reported on Form 10-K, have been omitted.

2.     Going  Concern

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, the acquisition of the Prospect or one or more alternative oil and gas properties, and the attainment of profitable operations. As of August 31, 2012, the Company has not generated any revenues and has an accumulated loss of $680,284 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.     Related Party Transactions

a) During the first quarter of fiscal 2013, $50,000 was paid to a related party pursuant to the Liberty Agreement, as defined herein.

b) At various times during the period April 2006 through December 2011, a shareholder loaned the Company a total of $85,066. In January 2012, the amount was repaid through the issuance of 147,000 common shares. The shares were valued at $0.009 per share.

c) A related party transaction involving our current Chairman of the Board is discussed in footnote 4 immediately below.

4.     Oil and Gas Properties

On September 12, 2011, Keith D. Spickelmier entered into an agreement (the "Liberty Agreement") with Liberty Petroleum Corporation ("Liberty") granting to Mr. Spickelmier an exclusive right to negotiate an option to acquire the Petroleum Exploration License (PEL) 512 (the "License") regarding the Prospect, which is located in the State of South Australia. The Prospect involves 584,651 gross acres overlaying portions of the Cooper and Eromanga basins. On January 13, 2012, the Company bought Mr. Spickelmier's rights in the Liberty Agreement. On January 31, 2012, the Company bought an option (the "Option") directly from Liberty. Under ASC 932, costs incurred to purchase, lease or otherwise acquire a property (whether unproved or proved) are capitalized when incurred. Per the terms of the Liberty Agreement, Mr. Spickelmier, a related party, paid $50,000 to Liberty for the exclusive right. In anticipation of the assignment of the Liberty Agreement to the Company, the Company agreed to pay an additional $100,000 to extend the exclusive right provided for by the Liberty Agreement, and an additional $200,000 deposit to modify certain terms. Eventually the Option was replaced by a Novation Deed. To the extent possible, the original terms of the Option Agreement were preserved in the Novation Deed. In the event that the License is not approved or issued, the total consideration will be refunded to the Company.

As of August 31, 2012, the Company capitalized $980,000 as a deposit for the acquisition of the License.

The purchase price of Spickelmier's rights in the Liberty Agreement was as follows:
      a) $100,000 payable upon notice from the South Australian Minister of Regional Development (the "Minister") that the Minister has granted and issued the License in the name of the Company;

      b) $50,000 payable as of February 29, 2012 for reimbursement, which was paid during the first quarter of fiscal 2013;

      c) 20 million common shares issued at $0.009, total fair value of $180,000 which is capitalized as a deposit for the acquisition of the License;

      d) 55 million common shares of the Company issuable upon delivery of the License.

The purchase price for the Option is as follows:

      a) $550,000 paid to Liberty as of February 29, 2012 for the acquisition of the License. An additional $250,000 was paid to Liberty on June 28, 2012.

      b) Two promissory notes issuable upon delivery of the License with an aggregate principal amount of $650,000:

             (i)     $500,000 due 6 months after the delivery of the License
             (ii)     $150,000 due 9 months after the delivery of the License

      c) 12 million common shares issuable upon delivery of the License

The License requires a five-year work commitment involving expenditures of AU$200,000 in the first year after the acquisition, $1,273,900 in the second year, and even greater amounts in the subsequent years. The Company's inability to honor this work commitment may result in the assignment of the Prospect to Liberty pursuant to the terms of the Novation Deed or its reversion back to the South Australian Government.

5.     Common stock

During the six months ended August 31, 2012, the Company sold an aggregate 1.59 million common shares from a private placement offering at a price of $0.125 per share for total proceeds of $198,750.

In May 2012, the Company amended its articles of incorporation to increase the number of authorized common shares to 500 million and to authorize 10 million preferred shares.

6.     Subsequent Events

During October 2012, the Company entered into a service agreement with Chrystal Capital Partners LLP ("Chrystal"), a corporate finance firm based in London regulated by the British Financial Services Authority. Chrystal has agreed to assist us in connections with our efforts to complete a major capital raising transaction of up to US$15.0 million.

The term of the Engagement Agreement is initially for two months, and it will continue on a month-to-month basis thereafter until either party terminates it. In the event of a successful capital raise, the term of the Engagement Agreement will continue on a year-to-year basis thereafter until either party terminates it. We hve the right to terminate the Engagement Agreement within its first two months by paying a termination fee that starts at $33,500 and rises to $100,000 with the fee increasing with the passage of time. After termination of the Engagement Agreement, Chrystal will be entitled to the success fees described below for any transaction completed within 18 months after termination with any prospect presented by Chrystal.

Pursuant  to  the  Engagement  Agreement, we agreed to pay the following fees to
Chrystal:

     * Monthly fees in the amount of GBP 7,500 (Sterling) (or approximately US$12,100);
     * Cash success fees generally in amounts equal to 7% of the gross amount of all funds raised, but subject to certain carve outs for existing contacts and possibilities; and
     * A stock success fee represented by a Restricted Share Award Agreement of 6,472,425 shares of the Company's common stock, which is subject to reduction or forfeiture in certain circumstances
     * Option success fees giving to Chrystal the right for three years to purchase a number of shares of our common stock equal to 7% of the number of shares issued in the related capital raises at exercise prices equal to the sale prices of Chrystal shares in such raises, but subject to certain carve outs for existing contacts and possibilities.

We will also reimburse Chrystal for its expenses in connection with its services.

During the first week of September 2012, we initiated a second private placement seeking up to $2.0 million in capital through the sale of 16.0 million shares of common stock at a price of $0.125 per share. As of October 12, 2012, subscriptions valued at $250,000 have been received. These subscriptions will result in the issuance of 2,000,000 shares of stock . We will continue to try to raise funds in this financing, but we have no assurance that we will be able to do so.

In October 2012, we entered into a convertible promissory note agreement with a non-related party for $25,000. The note is convertible into common shares at $0.085 per share. The note matures February 4, 2013 and accrues interest at 6% per annum.

Item  2.  Management's Discussion  and  Analysis.

              CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

                                    General

     Our company, Discovery Energy Corp. f/k/a "Santos Resource Corp.," was incorporated under the laws of the state of Nevada on May 24, 2006. Until recently, we had not commenced business operations. Our original plan of business was to explore and develop a 75% interest in and to 18 mineral claims covering approximately 900.75 hectares (9.01 km2) called the Lourdeau Claims. The Lourdeau Claims are located in the La Grande geological area of Quebec, Canada, in the James Bay Territory about 620 miles (1,000 km) north of Montreal, Quebec. We abandoned this original plan of business, and had been looking for another business opportunity. Until the completion of the acquisition described herein, we had been a "shell company" as defined in the Rule 405 of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. For reasons given hereinafter, we have adopted a significant change in our corporate direction. We have decided to focus our efforts on the acquisition of an attractive crude oil and natural gas prospect located in Australia, and the exploration, development and production of oil and gas on this prospect.

     We are now pursuing a new business plan involving the development of the Petroleum Exploration License (PEL) 512 (the "Prospect") in the State of South Australia. The Prospect involves 584,651 gross acres overlaying portions of the geological system generally referred to as the Cooper and Eromanga basins. The Prospect is flanked by offset production totaling more than 4.2 million barrels since 2001. Other nearby fields have produced more than 16.3 million barrels of oil. Since the early 1980s, the oil fairway on which the Prospect sits has produced over 23.6 million barrels of oil. The Prospect features access to markets via existing and expanding pipeline capacity. During the late 1980s and again during 2005-2006, various operators in the extreme southeast corner of the Prospect drilled 11 wells. Reports filed with the South Australian government indicate that some of these wells exhibited "oil shows" but none were completed to enable production. As discussed herein, we are currently actively working to acquire the Prospect.

     In the remainder of this Report, Australian dollar amounts are prefaced by "AU$" while United States dollar amounts are prefaced simply by "$" or (when used in close proximity to Australian dollar amounts) by "US$." When United States dollar amounts are given as equivalents of Australian dollar amounts, such United States dollar amounts are approximations only and not exact figures. The dollar amounts in the official work commitment are Australian currency. The US dollar amounts contained herein are approximate and are based on the September 28, 2012 closing quoted exchange rate of AU$1.00/US$1.0464. The US dollar costs actually incurred in the future will be a function of the exchange rate that exists between the two currencies when expenditures are made. During the past year, that exchange rate has varied from a low of AU$1.00/US$0.9500 to a high of AU$1.0593/US$1.00.

                                 Recent Events

     In connection with the change in our business focus, the following events have occurred:

     * Change of the Control and Management. A change of the control of our company occurred effective on January 13, 2012 pursuant to the terms, provisions and conditions of a Common Stock Purchase Agreement dated as of such date (the "Stock Agreement") by and between (a) Shih-Yi Chuang, Richard Bruce Pierce, Andrew Lee Smith, David W. Smalley and Robert Birarda, as sellers (collectively "Sellers"), and (b) Keith J. McKenzie. In connection with the closing of the transactions provided for by the Stock Agreement, Mr. McKenzie, William E. Begley and Michael D. Dahlke (collectively "Purchasers") acquired an aggregate of 25,310,000 shares of our common stock ("Transferred Shares"), $.001 par value, theretofore owned separately by Sellers at a price of $0.0001 per Transferred Share. This number of Transferred Shares represented 78.9% of our outstanding shares of our common stock prior to taking into account the other transactions described below, and 41.5% of our outstanding shares of our common stock after taking into account the issuances of
           20.0 million shares to Keith D. Spickelmier and 10,070,000 shares in connection with a private placement (both issuances of which are described below).

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

     * Acquisition of Rights Under the Liberty Agreement. Pursuant to the terms, provisions and conditions of an assignment (the "Assignment") dated effective January 13, 2012 executed by Keith
            D. Spickelmier in our favor, we acquired all of Mr. Spickelmier's rights in a legal document (as amended and restated, the "Liberty Agreement") between Liberty Petroleum Corporation ("Liberty") and Mr. Spickelmier dated September 12, 2011. In the Liberty Agreement, Liberty granted to Mr. Spickelmier an right to negotiate an option (the "Option") to acquire the Prospect upon Liberty's acquisition of rights in it. Liberty was the winning bidder for the Prospect. Per the terms of the Liberty Agreement, Mr. Spickelmier paid to Liberty a $50,000 initial deposit. In anticipation of the assignment of the Liberty Agreement to us, we paid an additional $100,000 deposit to extend the exclusive right provided for by the Liberty Agreement, and an additional $200,000 deposit to modify certain terms of the Liberty Agreement, including the further extension of the exclusive right. The preceding amounts will be applied to the Option's exercise price upon exercise, or (as discussed below) will be refunded if the Option is not exercised for various reasons.

            The purchase price for the assignment of Mr. Spickelmier's rights in the Liberty Agreement is as follows:

                 * $50,000 in cash, which was paid during the quarter ended May 31, 2012
                 * $100,000 payable upon notice from the South Australian Minister of Regional Development (the "Minister") that the Minister has granted and issued in our name a petroleum exploration license allowing the exploration and drilling rights related to the Prospect (the "License")
                 * 20.0 million shares of our common shares issued upon delivery of the Assignment
                 * 55.0 million shares of our common shares issued upon notice from the Minister that the Minister has granted and issued the License in our name.

In the Assignment (as amended), Mr. Spickelmier agreed that, if the Minister ever definitively decides not to grant and issue the License in our name, or has failed to grant and issue the License in our name prior to November 30, 2012, whichever occurs first, then Mr. Spickelmier shall return immediately to us the
20.0 million shares issued to him in connection with the delivery of the Assignment.

     * Optioning of the Prospect. On January 31, 2012, per the Liberty Agreement, we entered into an Option to Purchase and Sale and Purchase Agreement (the "Option Agreement") with Liberty. The Option Agreement provides for the sale and transfer of the Prospect. The Option Agreement reflects the results of negotiations between us and Liberty, including certain adjustments agreed to in June 2012. The Option Agreement supersedes the Liberty Agreement.

           The Option Agreement provides that the Option's exercise price for the Prospect is a deemed total of $3.95 million payable as follows:

           * Cash in the amount of $800,000 - As of the date of this Report, all of the $800,000 cash amount has been deposited with Liberty; accordingly, once the License is issued to us, we will owe Liberty no further up-front cash amounts.
           * Two promissory notes with an aggregate principal amount of $650,000, one in the amount of $500,000 becoming due six months after our acquisition of the Prospect, and the other in the amount of $150,000 becoming due nine months after our acquisition of the Prospect. These notes will feature prepayment discounts if we pay the notes earlier than required. At best, these prepayment discounts could save us $150,000 if the notes are paid within 60 days after the License is issued
           * Twelve million shares of our common stock, of which Liberty has agreed not to sell more than 10% in any three-month period

           After any exercise of the Option, Liberty would retain a 7.0% royalty interest.

           If the Minister does not grant the License allowing the exploration of and drilling on the Prospect within a certain period of time, we will have the option to cancel the transaction, and Liberty is required to refund all moneys paid to it.

           The License involves a five-year work commitment involving expenditures of AU$200,000 (US$209,300) in the first year after the acquisition, AU$1.25 million (US$1,308,000) in the second year, and even greater amounts in subsequent years. Our inability to honor this work commitment could result in the reversion of the License to Liberty pursuant to the terms of the Option Agreement.

           In addition to the matters described above, the Option Agreement features various other agreements, representations, warranties and indemnities that we believe are customary and are commercially reasonable.

           Effective May 15, 2012, Liberty and we entered into a Novation Deed, which is intended to supersede the Option Agreement. The Novation Deed attempts to place us (through our newly formed Australian subsidiary, Discovery Energy SA Ltd, referred to hereinafter as the "Subsidiary") in a direct contractual relationship with regard to the License and the Prospect for all purposes. For example, instead of the License's being issued to Liberty and then assigned to us, Liberty and we will strive to have the License issued directly in the Subsidiary's name. The rationale for this action was to try to avoid regulatory delays in having documents and rights subsequently assigned to us, and to avoid transfer taxes that would result upon such assignments. The Novation Deed was intended to change only the form of our transaction with Liberty and not its substance. Accordingly, when possible, the original terms of the Option Agreement were preserved in the Novation Deed. The approach provided by the Novation Deed required approval by the appropriate regulatory agencies. On June 4, 2012, we received notice that the substitution of the Subsidiary for Liberty regarding the License was approved by the Executive Director of the Energy Resources Division of the Department form Manufacturing, Innovation, Trade Resources and Energy, which acts as a delegate of the Minister for Minerals and Energy Resources.

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

     * Native Title Agreement. On September 3, 2012, our Australian subsidiary (the "Subsidiary") completed the execution of an agreement titled "Deed (Pursuant to Section 31 of the Native
           Title Act 1993)" (referred to hereinafter as the "Native Title Agreement") with (a) the State of South Australia, (b) representatives of the Dieri Native Title Holders (the "Native
           Title  Holders")  on  behalf  of  the  Native  Title  Holders, and
           (c) the Dieri Aboriginal Corporation. The Native Title Holders have certain historic rights on the lands covered by the License, which we are seeking to have issued to the Subsidiary. The Native Title Agreement memorializes the agreement of the Native Title Holders and the Association to the issuance of the License and the Subsidiary's activities with respect to the License. The terms, provisions and conditions of the Native Title Agreement are described in a Current Report on Form 8-K that we filed with the SEC on September 7, 2012. In connection with the entry into the Native Title Agreement, the Subsidiary entered into a similar agreement with other Aboriginal native titleholders and claimants with respect to a comparatively small amount of land also covered by the License. For all practical purposes, the terms of this additional agreement are the same as those contained in the Native Title Agreement.

     *     License Grant Offer.   On  September  6,  2012,  the  related South
           Australian government agency formally offered to grant the License to the Subsidiary. The Native Title Agreement, and a similar agreement with other Aboriginal native titleholders and claimants with respect to a comparatively small amount of land also covered by the License were preconditions to this offer. This offer must be accepted within 60 days, and a nominal annual fee must accompany the acceptance. The Company intends to cause the Subsidiary to accept the offer timely. Once the offer is accepted and the License is issued, the Company will report these events in a subsequent Current Report on Form 8-K, giving further information regarding the issued License. Although we expect the License to be issued to the Subsidiary, we have no assurance of this.

     * Private Placement of Common Stock. We completed a private placement as of May 1, 2012 in which we sold an aggregate of 10,070,000 shares at a price of US$0.125 per share. The cash offering resulted in US$1,258,750 in proceeds to us. The shares were issued to a total of 23 investors, all of whom were accredited.

     * Name Change. We changed our corporate name from "Santos Resource Corp." to "Discovery Energy Corp." effective May 7, 2012.

     * Engagement of Financial Adviser. During October 2012, we engaged the services of Chrystal Capital Partners LLP ("Chrystal"), a corporate finance firm based in London regulated by the British Financial Services Authority. Chrystal has agreed to assist us in connections with our efforts to complete a major capital raising transaction of up to US$15.0 million. We have no assurance that we will be successful in completing this type of transaction.

     * Change in Shell Status. As a result of the acquisition of the events described above, we are no longer a shell corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 under the Exchange Act.

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

     In the right circumstances, we might assume the entire risk of the drilling and development of the Prospect. More likely, we will determine that the drilling and development of the Prospect can be more effectively pursued by inviting industry participants to share the risk and the reward of the Prospect by financing some or all of the costs of drilling wells. Such arrangements are frequently referred to as "farm-outs." In such cases, we may retain a carried working interest or a reversionary interest, and we may be required to finance all or a portion of our proportional interest in the Prospect. Although this approach will reduce our potential return should the drilling operations prove successful, it will also reduce our risk and financial commitment to a particular prospect. Prospective participants regarding possible "farm-out" arrangements have already approached us.

     There can be no assurance that we will be successful in our exploratory and production activities. The oil and gas business involves numerous risks, the principal ones of which are listed in our 2012 Annual Report on Form 10-K in "Item 1A. Risk Factors - RISKS RELATING TO OUR INDUSTRY - PARTICIPANTS IN THE OIL AND GAS INDUSTRY ARE SUBJECT TO NUMEROUS RISKS." As we become more involved in the oil and gas exploration and production business, we will give more detail information regarding these risks.

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

Proposed Initial Activities

     Currently, we are striving to close the acquisition of the Prospect. In this connection, we have raised sufficient funds, completed the execution of virtually all documentation, and received a governmental offer of a grant of a petroleum exploration license allowing the exploration and drilling rights related to the Prospect (the "License"). To be granted the License, we need only accept the offer timely and pay a nominal annual fee. Although we intend to accept the offer timely and expect the License to be issued to the Subsidiary, we have no assurance of this.

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

     The initial phase of our plan of operation will involve the acquisition of the Prospect. For the terms of this acquisition, see the section captioned
"Optioning of the Prospect" above. If this acquisition is completed, the Prospect will be subject to a five-year work commitment, which involves the following:

          * Year 1 - AU$200,000 ((US$209,300) must be expended for geological studies and interpretation of existing seismic
          * Year 2 - AU$1,250,000 (US$1,308,000) must be expended to shoot 250 square kilometers (approximately 97 square miles) of new 2D seismic
          * Year 3 - AU$5,000,000 (US$5,232,000) must be expended to shoot 400 square kilometers (approximately 154 square miles) of new 3D seismic and AU$3,600,000 (US$3,767,000) must be expended to drill two wells
          * Year 4 - AU$9,000,000 (US$9,418,000) must be expended to drill five wells
          * Year 5 - AU$9,000,000 (US$9,418,000) must be expended to drill five wells

     The prices of the equipment and services that we must employ to fulfill the work commitment also vary based on both local and international demand for such products by others involved in exploration for and production of oil and gas. Recent high worldwide energy prices have resulted in growing demand, and frequent higher prices charged by suppliers. Therefore, we have no assurance that the steps in the work plan (e.g. shooting 250 square kilometers) can be accomplished at the cost estimates included in Liberty's original License bid, which has been accepted by the South Australian government.

     Based on our technical analysis to date, we believe that acceleration of the PEL 512 work plan can be justified. Hence, we have begun outlining a more aggressive schedule for the first license year. It is expected this plan will involve an earlier 2D/3D seismic campaign ($US6.3 - 8.9 million) and exploratory well drilling ($US5.5 - 7.3 million). Subject to the availability of funds plus proper equipment and personnel, management feels that US$15.0 million or more can be productively invested within the first two years. Not only is this program contingent on our procurement of sufficient funds therefore, it may also be subject to governmental approval to vary the work commitment already in place.

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

     The operator will be the caretaker of the well once production has commenced. Additionally, the operator will formulate and deliver to all interest owners an operating agreement establishing each participant's rights and obligations in that particular well based on the location of the well and the ownership. The operator will also be responsible for paying bills related to the well, billing working interest owners for their proportionate expenses in drilling and completing the well, and selling the production from the well. Unless each interest owner sells its production separately, the operator will collect sale proceeds from oil and gas purchasers, and, once a division order has been established and confirmed by the interest owners, the operator will issue the checks to each interest owner in accordance with its appropriate interest. The operator will not perform these functions when each interest owner sells its production separately, in which case the interest owners will undertake these activities separately. After production commences on a well, the operator also will be responsible for maintaining the well and the wellhead site during the entire term of the production or until such time as the operator has been replaced.

     The principal oil, natural gas and gas liquids transportation hub for the region of South Australia surrounding the Prospect is located in the vicinity of Moomba. This processing and transportation center is approximately 60 km (36 miles) due east of the Prospect's eastern boundary. Large diameter pipelines deliver oil and gas liquids from Moomba south to Port Bonython (Whyalla).
Natural gas is also moved south to Adelaide or east to Sydney. A gas transmission pipeline also connects Moomba to Ballera, which is located northeastward in the State of Queensland. From Ballera gas can be moved to Brisbane and Gladstone, where a Liquefied Natural Gas (LNG) project is under development. The Moomba treating and transportation facilities and the southward pipelines were developed and are operated by a producer consortium led by Santos Limited (no relation to us).

     We cannot accurately predict the costs of transporting our production until we locate our first successful well. The cost of installing infrastructure to deliver our production to Moomba or elsewhere will vary depending upon distance traversed, negotiated handling/treating fees, and pipeline tariffs.

                             Results of Operations

                                    General

     Financial results for the quarter and six months ended August 31, 2012 are not directly comparable to financial results for the quarter and six months ended August 31, 2011. During January 2012, we changed our business focus. This change in focus resulted in an elevated level of business activity and a corresponding increase in expenses.

     We did not earn any revenues for the three months ended August 31, 2012 and 2011. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter the commercial production.

     Our results of operation for the three and six months periods ended August 31, 2012 and 2011 are summarized in the table below:

                Three months      Three months    Six months      Six months
               Ended August 31, Ended August 31, Ended August 31, Ended August
                  2012              2011            2012           31, 2011

Revenue        $       -       $          -      $         -      $         -
Operating
   Expenses      205,327              1,510          344,098           36,141
Other (income)
  /expenses       (6,480)                 -           (7,723)            (615)
Net Loss         198,847              1,510          336,375            36,756

     Our operating expenses for the three and six months periods ended August 31, 2012 and 2011 are outlined in the table below:

            Three months         Three months      Six months     Six months
           Ended August 31,    Ended August 31,  Ended August 31, Ended August
               2012                  2011               2012         31, 2011

General and
  Admini-
  strative  $     10,232        $         28     $      32,470   $        74
Mineral
  Property
  Costs          123,080                   -           170,592        29,740
Professional
  Fees            69,931               1,482           133,723         6,327
Travel               980                   -             4,143             -
Rent               1,104                   -             3,170             -
Total        $   205,327        $      1,510     $     344,098   $    36,141
             ---------------------------------------------------------------

Results of Operations for the Three-Month Periods Ended August 31, 2012 and 2011

     Expenses. The expenses for the three-month period ending August 31, 2012 were dramatically higher than for the corresponding period one year ago. The difference of $197,337 generally reflects the change of our activities from that of a shell company to those associated with the multiple initiatives begun at the end of our last fiscal year to repurpose the Company as an oil and gas exploration and production enterprise. Growth in Mineral Property Costs during the current reporting periods accounted for over half of our increased expenses These costs reflect the ongoing geologic evaluation and analysis of our optioned South Australian exploration area. Elevated Professional Fees accounted for most of the remaining increase in our expenses and were associated primarily with legal services required for the processes of acquiring the South Australian exploration license, privately placing stock and regulatory reporting of company developments. General and Administrative expenses during the current reporting period reflect in part the costs associated with changing the Company's name and establishing its Australian subsidiary.

     Other (income)/expenses. Our other income was derived from adjustments to prior periods offset to some extent by the cost of translating US$ to AU$ to meet local expenses in Australia.

     Net loss. In view of the increase in expenses during the three-month period ending August 31, 2012, our net loss during the period increased to $198,847 (or $0.00 per-share) compared to our net loss during the same period in fiscal 2012 of $1,510 (or $0.00 per-share).

 Results of Operations for the Six-Month Periods Ended August 31, 2012 and 2011

     Expenses. The expenses for the six-month period ending August 31, 2012 were dramatically higher than for the corresponding periods one year ago. The difference of $299,169 generally reflect the change of our activities from that of a shell company to those associated with the multiple initiatives begun at the end of our last fiscal year to repurpose the Company as an oil and gas exploration and production enterprise. Growth in Mineral Property Costs during the current reporting periods accounted for over half of our increased expenses These costs reflect the ongoing geologic evaluation and analysis of our optioned South Australian exploration area. Elevated Professional Fees accounted for most of the remaining increase in our expenses and were associated primarily with legal services required for the processes of acquiring the South Australian exploration license, privately placing stock and regulatory reporting of company developments. General and Administrative expenses during the current reporting period reflect in part the costs associated with changing the Company's name and establishing its Australian subsidiary.

     Other (income)/expenses. Our other income reflects the receipt of a Canadian sales tax refund associated with the company's activities in Fiscal Year 2012, adjustments to prior periods offset by the cost of translating US$ to AU$ to meet local expenses in Australia

     Net loss. In view of the increase in expenses during the six-month period ending August 31, 2012, our net loss during the period increased to $336,375 (or $0.01 per-share) compared to our net loss during the same period in fiscal 2012 of $36,756 (or $0.00 per-share).

                         Off-Balalnce Sheet Arrangements

     The  Company  has  no  off-balance  sheet  arrangements.

                       Liquidity and Capital Requirements

     As of August 31, 2012, we had cash in the amount of $162,809, and we had working capital of $1,016,730. Earlier in this fiscal year, we completed a round of financing in which we raised "seed" capital in the amount of US$1,258,750. This has been our source of cash so far this fiscal year. We need to raise additional funds for operating expenses. In this connection, during the first week of September 2012, we initiated a second private placement seeking up to $2.0 million in capital through the sale of 160 million shares of common stock at a price of $0.125 per share. As of October 12, 2012, subscriptions valued at $250,000 have been received. These subscriptions will result in the issuance of 2,000,000 shares of stock . We will continue to try to raise funds in this financing, but we have no assurance that we will be able to do so.

     We will also need to obtain additional financing before we can implement the initial phase of our current plan of operation. To acquire the Prospect, we will incur a deferred payment in the form of two promissory notes in the aggregate amount of US$650,000 payable to Liberty, one becoming due six months after our acquisition of the Prospect, and the other becoming due nine months after our acquisition of the Prospect. Furthermore, the acquisition of the Prospect will obligate us to pay US$100,000 in cash to Keith D. Spickelmier for his assignment to us of the ability to acquire the Prospect. Moreover, after the acquisition, we will have a work commitment with respect to the Prospect requiring us to expend AU$200,000 (US$209,300) in the first year after the acquisition and AU$1.25 million (US$1,308,000) in the second year. Some of these amounts will become due before we are able to commence production on the Prospect. Accordingly, some of these amounts must be raised. Moreover, we expect to need a substantial amount of funds to develop the Prospect. In addition to the preceding, we will need working capital in amounts not now determinable.

     We believe at least US$3.0 million of additional capital will be required to satisfy our obligations in connection with the acquisition of the Prospect and for two years after the Prospect is acquired, but this amount would not allow us to develop the Prospect in any meaningful way. About US$1.0 million would need to be raised within about the next 12 months to satisfy amounts becoming due within such time period, while the remaining US$2.0 million amount would need to be raised within about the next 24 months to satisfy amounts becoming due near the end of such time period.

     During October 2012, we engaged the services of Chrystal Capital Partners LLP ("Chrystal"), a corporate finance firm based in London regulated by the British Financial Services Authority. Chrystal has agreed to assist us in connections with our efforts to complete a major capital raising transaction of up to US$20.0 million. We have no assurance that we will be successful in completing this type of transaction. If Chrystal is successful in raising funds for us, we will owe to Chrystal the fees described in footnote 6 to the financial statements contained in this Report.

     Another source of funding under investigation is the sale of a portion of our post-acquisition interest in the Prospect to a joint venture partner for a cash payment and/or a work commitment. We have had very preliminary discussions with several companies to become joint venture partners. To obtain the maximum combination of cash and work commitment in connection with the sale of an interest in the Prospect, we may seek to add value by completing a 3D seismic survey over a portion of the property and/or re-processing existing seismic data related to the Prospect.

     If required financing is not available on acceptable terms, we could be prevented from satisfying our debt obligations or developing the Prospect. In such event, we would be forced to seek an extension of the due date of the amount owed to Liberty, or else default on one or more of these amounts. If a default occurs, Liberty could exercise the rights of an unsecured creditor and possibly levy encumbrances on all or a large part of our assets. Moreover, our failure to honor our work commitment could result in our loss of the Prospect.
If any of the preceding events were to occur, we could be forced to cease our new business plan altogether, which could result in a complete loss of stockholders' equity.

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

     We are currently developing a more aggressive work plan for the Prospect than has been included in the License bid. This plan is expected include acceleration in the shooting of new 2D/3D seismic (US$6.3 -8.9 million) and early (versus the bid work plan) exploratory drilling (US$5.5-7.3 million). Assuming availability of funding, timely governmental approvals, and access to proper equipment and trained personnel, we feel that US$ 15.0 million or more can be productively invested within the Prospect during the first two years following the issuance of the License.

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

                           PART II  OTHER INFORMATION

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


                                        DISCOVERY ENERGY CORP.
                                        (Registrant)

                                        By:     /s/ Keith J. McKenzie
                                                --------------------------------
                                                Keith J. McKenzie,
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                        By:     /s/ William E. Begley
                                                --------------------------------
                                                William E. Begley,
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

October _____, 2012