Form 10-Q/A
period 2012-08-31
Discovery Energy Corp.
filed 2012-10-22
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 62,595,500 common shares as of October 12, 2012

AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED August 31, 2012

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the "Amendment") to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2012 (the "Quarterly Report") to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T. This Exhibit was availabe at the time of the Quarterly Report, but was inadvertently omitted at the time of filing.

Other than for these changes, the Quarterly Report is not being amended in any respect. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

2

By:	/s/ William E. Begley
William E. Begley,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

October 22, 2012

3