Form 10-Q
period 2012-11-30
Discovery Energy Corp.
filed 2013-01-18
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 133,995,500 common shares as of January 11, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp.

(an Exploration stage company)Balance Sheets

(Unaudited)

	November 30,	February 29,
	2012	2012
Assets
Current Assets
Cash	$233,646	$504,742
Other receivables	1,007	3,828
Deposit for acquisition of oil and gas license	-	730,000
Total Current Assets	234,653	1,238,570
Oil and gas property	2,422,835	-
Total Assets	$2,657,488	$1,238,570

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$60,970	$34,215
Accounts payable- related party	-	50,000
Other Liabilities	9,901	-
Promissory Notes	667,009	-
Total Current Liabilities	737,880	84,215

Stockholders' Equity
Preferred Stock- 10,000,000 shares authorized, zero issued and outstanding	-	-
Common Stock - 500,000,000 shares authorized, $0.001 par value –133,995,500 and 60,858,500 shares issued and outstanding as of November 30, 2012 and February 29, 2012, respectively	133,996	60,859
Additional paid in capital	2,757,183	1,437,405
Deficit accumulated during the exploration stage	(971,571)	(343,909)
Total Stockholders' Equity	1,919,608	1,154,355
Total Liabilities and Stockholders' Equity	$2,657,488	$1,238,570

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp.

(an Exploration stage company)

Statements of Expenses

(Unaudited)

					Cumulative
	Three	Three	Nine	Nine	From Inception
	Months Ended	Months Ended	Months Ended	Months Ended	(May 24, 2006) To
	November 30,	November 30,	November 30,	November 30,	November 30,
	2012	2011	2012	2011	2012
Expenses
General and administrative	$49,154	$16	$81,623	$90	$83,794
Exploration Costs	51,487	-	222,079	29,740	321,508
Professional fees	106,975	8,649	240,698	14,976	500,043
Rent	4,086	-	7,256	-	7,457
Travel	77,613	-	81,756	-	81,887
Total expenses	289,315	8,665	633,412	44,806	994,689

Other Income
Gain on debt for settlement of accounts payable	-	-	-	-	(17,980)
Miscellaneous income	(1,705)	-	(9,678)	-	(9,678)
Foreign exchange loss (gain)	3,677	(6,170)	3,928	(5,555)	4,540

Other (income) expenses	1,972	(6,170)	(5,750)	(5,555)	(23,118)

Net loss	(291,287)	$(2,495)	$(627,662)	$(39,251)	$(971,571)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of shares outstanding- basic and diluted	89,725,423	32,076,500	71,419,193	32,076,500

The accompanying notes are an integral part of these unaudited interim fnancial statements

Discovery Energy Corp.

(an Exploration stage company)

Statements of Cash Flows

(Unaudited)

			Cumulative from
			Inception
	Nine Months Ended	Nine Months Ended	May 24, 2006 to
	November 30,	November 30,	November 30,
	2012	2011	2012
Cash flows used in operating activities
Net loss	$(627,662)	$(39,251)	$(971,571)
Adjustments to reconcile net loss to net Cash used in operating activities
Shares issued for property acquisition	-	-	11,250
Amortization of debt discount	3,774	-	3,774
Gain on debt for shares issued for Settlement of accounts payable	-	-	(17,980)
Unrealized foreign exchange loss (gain)	3,928	(5,555)	6,424
Services provided by founders in Exchange for shares	-	-	15,520
Changes in assets and liabilities:
Other receivable	2,821	(1,160)	(1,007)
Accounts payable and accrued liabilities	66,056	(8,178)	118,952
Net cash used in operating activities	(551,083)	(54,144)	(834,638)

Cash flows from investing activities
Acquisition of oil and gas property	(439,835)	-	(989,835)
Net cash flows used in investing activities	(439,835)		(989,835)

Cash flows from financing activities
Proceeds from notes payable	25,000		159,061
Common Stock issued	748,750	-	1,958,496
Private placement fees	-	-	(4,713)
Advances from shareholders	(50,000)	55,267	(50,000)
Net cash flows from financing activities	723,750	55,267	2,062,844

Foreign exchange effect on cash	(3,928)	(249)	(4,725)

Change in cash during the period	(271,096)	874	233,646

Cash beginning of the period	504,742	1,909	-

Cash end of the period	$233,646	$2,783	$233,646

Supplemental disclosures:
Interest Paid in the period	$-	$-	$-
Income Taxes Paid in the period	$-	$-	$-

Noncash investing and financing activities:
Promissory notes issued for O&G property	$650,000	$-	$650,000
Discount on convertible note	$11,765	$-	$11,765

Shares issued for settlement of accounts payable	$29,400	$-	$114,466
Shares issued for O&G property	$603,000	$-	$783,000

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp.

f/k/a Santos Resource Corp.

(an Exploration stage company)

Notes to the Unaudited Financial Statements

1.	Nature of Operations and Basis of Presentation

Discovery Energy Corp. (the "Company") was incorporated in Nevada on May 24, 2006 under the name “Santos Resource Corp.” The Company is an Exploration Stage Company. The Company's principal business is the proposed exploration and development of the 584,651 gross acres (the “Prospect”) in the State of South Australia covered by Petroleum Exploration License (PEL) 512. The Prospect involves a 100% working interest in the preceding acreage, which overlies portions of the Cooper and Eromanga basins... The Company has not presently determined whether the Prospect contains any crude oil and natural gas reserves that are economically recoverable. While the Company’s present focus is on the Prospect, the Company may consider the acquisition of other attractive oil and gas properties under the right circumstances. On May 7, 2012, the Company changed its name to Discovery Energy Corp.

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

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, the successful development of the Prospect or one or more alternative oil and gas properties, and the attainment of profitable operations. As of November 30, 2012, the Company has not generated any revenues and has an accumulated loss of $971,571 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. During October 2012, the Company entered into a services agreement with Chrystal Capital Partners LLP (“Chrystal”), a corporate finance firm based in London regulated by the British Financial Services Authority. Chrystal has agreed to assist the Company in connections with its efforts to complete a major capital raising transaction of up to US$20.0 million.

The term of the Engagement Agreement was initially for two months, and it will now continue on a month-to-month basis until either party terminates it. In the event of a successful capital raise, the term of the Engagement Agreement will continue on a year-to-year basis thereafter until either party terminates it. After termination of the Engagement Agreement, Chrystal will be entitled to the success fees described below for any transaction completed within 18 months after termination with any prospect presented by Chrystal.

Pursuant to the Engagement Agreement, the Company agreed to pay the following fees to Chrystal:

*	Monthly fees in the amount of GBP £7,500 (Sterling) (or approximately US$12,100);
*	Cash success fees generally in amounts equal to 7% of the gross amount of all funds raised;

*	A stock success fee represented by 6,472,425 shares of the Company’s common stock, which stock success fee is subject to forfeiture (see footnote 6 below); and
*	An option success fee - In the event of a successful capital raise, Chrystal will be entitled to be issued options to purchase shares of the Company’s common stock. The number of shares to be covered by the options will equal 7% of the number of shares issued in the related capital raise. The exercise price for the options will equal the sale price of the Company’s shares in the related capital raise. The options will have a term of three years in which they could be exercised, and they will feature anti-dilution provisions.

The Company will also reimburse Chrystal for its expenses in connection with its services.

3.	Related Party Transactions

During January 2012, the Company entered into an assignment agreement (the “Assignment”) with Keith D. Spickelmier, who is now (but was not then) the Company’s Chairman of the Board. The transactions provided for by the Assignment were fully consummated in the Company’s third quarter 2013. Because Mr. Spickelmier is now the Company’s Chairman of the Board, the Company regards the consummation of the the transactions provided for by the Assignment as related party transactions. Moreover, because certain transactions between Mr. Spickelmier and other members of the Company’s management required the Company to issue certain Company shares to these other members instead of Mr. Spickelmier, the Company regards these share issuances to be related party transactions with those members for purposes of this footnote.

On September 12, 2011, Mr. Spickelmier entered into an agreement (the “Liberty Agreement”) with Liberty Petroleum Corporation (“Liberty”) granting to Mr. Spickelmier an exclusive right to negotiate an option to acquire the Petroleum Exploration License (PEL) 512 (the “License”) regarding the Prospect. Per the terms of the Liberty Agreement, Mr. Spickelmier paid to Liberty a $50,000 initial deposit. In anticipation of the assignment of the Liberty Agreement to the Company, the Company paid to Liberty (a) an additional $100,000 deposit to extend the exclusive right provided for by the Liberty Agreement, and (b) an additional $200,000 deposit to modify certain terms of the Liberty Agreement, including the further extension of the exclusive right. The preceding amounts were part of the $800,000 that the Company paid to Liberty, as discussed in footnote 4 below. Subsequent to the assignment to the Company of the Liberty Agreement and pursuant to its terms, the Company reached the agreements described in footnote 4 below whereby the Company would take the direct issuance of the License in place of Liberty. The purchase price for the assignment of Mr. Spickelmier's rights in the Liberty Agreement is as follows:

*	$50,000 in cash - This amount was paid during the quarter ended May 31, 2012 to reimburse for this amount paid by Mr. Spickelmier to Liberty.
*	$100,000 in cash - This amount was paid after the issuance of the License, and after the Company and Mr. Spickelmier decided not to defer its payment.
*	Twenty million shares of the Company’s common shares – These shares were issued upon the assignment of the Liberty Agreement in fiscal 2012.
*	Fifty-five million shares of the Company’s common shares – These shares became due to Mr. Spickelmier after the issuance of the License. Mr. Spickelmier assigned to other members of the Company’s management his right to receive certain of these shares. As a result, these shares were issued to the following persons in the denominations indicated:

Name of Recipient of Shares	Position with Company	Number of Shares Received
Keith Spickelmier	Chairman of the Board	30,000,000
Keith McKenzie	Director & CEO	16,700,000
William E. Begley Jr.	Director & CFO	7,500,000
Mark S. Thompson	Corporate Secretary	800,000

4.	Oil and Gas Properties

On October 26, 2012, the South Austrailian Minister of Regional Development (the “Minister”) granted and issued the License in the name of the Company’s wholly owned subsidiary Discovery Energy SA Ltd. Originally, Liberty was the winning bidder for the License. The Company entered into agreements with Liberty whereby Liberty agreed to sell the License to the Company upon its issuance. Eventually, the Company and Liberty modified their agreements so that the Company would take the direct issuance of the License in place of Liberty. For Liberty's agreements to allow the Company to be issued the License, the Company agreed to remit to Liberty the following consideration, which has a deemed value of US$3.95 million:

*	Cash in the amount of $800,000 - All of this cash amount was paid to Liberty prior to the issuance of the License.
*	Two promissory notes with an aggregate principal amount of $650,000, one in the amount of $500,000 becoming due six months after the issuance of the License, and the other in the amount of $150,000 becoming due nine months after the issuance of the License – These notes were issued after the issuance of the License. These notes feature prepayment discounts if the Company pays the notes earlier than required.
*	Twelve million shares of the Company’s common stock - All of these shares became due to Liberty after the issuance of the License, and Liberty agreed not to sell more than 10% of the shares received in any three-month period

In addition to the preceding, Liberty was allowed to retain a 7.0% royalty interest relating to the License.

The compensation paid for the acqusition of the exclusive right to negotiate with Liberty to acquire the License is described in footnote 3 above.

The License requires a five-year work commitment involving geologic studies at an estimated cost of AU$200,000 (US$ 208,600) in the first year after the acquisition, the completion of a 250 km (approximately 150 mile) 2D seismic survey in the second year, and even greater amounts of work, including drilling a total of 12 wells, in the subsequent years. The Company’s inability to honor this work commitment may result in the assignment of the Prospect to Liberty pursuant to the terms of the Novation Deed or its reversion back to the South Australian Government.

5.	Notes Payable

Two promissory notes were issued on October 26, 2012 to Liberty upon delivery of the License with aggregate principal amount of $650,000. The terms of the note are:

(i)	One note in the original principal amount of $500,000 is due on April 26, 2013.

(ii)	The other note in the original principal amount of $150,000 is due on July 26, 2013.

(iii)	Both notes bear interest at a floating rate equal to the one month term LIBOR rate, plus an additional 3%.

(iv)	Both notes feature prepayment discounts if the Company pays the notes earlier than required.

On October 4, 2012 a promissory note was issued to Mark Thompson, the Company’s corporate secretary, with aggregate principal amount of $25,000. The loan is due to be paid on or before February 4, 2013 with interest accruing monthly at 6% and is convertible at Mr. Thompson’s option into 300,000 shares of the Company’s common stock. . In connection with the issuance of this convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, “Embedded Derivatives”, and determined the note and the conversion feature did not qualify as derivatives. The Company also evaluated the note for a beneficial conversion feature under ASC 470-20, “Debit with Conversion and Other Options”, and determined a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature of the convertible note was $11,765 and was recorded as a debt discount. The Company amortized $3,774 of the debt discount as of November 30, 2012.

6.	Common stock

During the nine months ended November 30, 2012, the Company sold an aggregate 5.99 million common shares from a private placement offering at a price of $0.125 per share for total proceeds of $748,750.

On September 19, 2012, 147,000 shares were issued as settlement of an accounts payable balance in the amount of $29,400.

In connection with it agreement with Chrystal (see footnote 2 above), the Company issued 6,472,425 shares of its common stock pursuant to a Restricted Share Award Agreement. Generally, if Chrystal fails to present timely a fund raising transaction that the Company accepts, these shares will be forfeited and returned to the Company. Under certain limited circumstances, Chrystal will be entitled to retain one-half of these shares while forfeiting the other half. As the delivery of these shares is contingent, they are not considered outstanding within the context of these financial statements.

3

On October 26, 2012, a total of 55 million shares became due to Keith D. Spickelmier, and his designees upon delivery of the License. In addition, another 12 million shares became due to Liberty Petroleum Corporation also upon delivery of the License, valued at $495,000 and $108,000, respectively.

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

General

Our company, Discovery Energy Corp. f/k/a "Santos Resource Corp.," was incorporated under the laws of the state of Nevada on May 24, 2006. Until recently, we had not commenced business operations. Our original plan of business was to explore and develop a 75% interest in and to 18 mineral claims covering approximately 900.75 hectares (9.01 km2) called the Lourdeau Claims. The Lourdeau Claims are located in the La Grande geological area of Quebec, Canada, in the James Bay Territory about 620 miles (1,000 km) north of Montreal, Quebec. We abandoned this original plan of business, and had been looking for another business opportunity. Until the acquisition of contractual rights that led to the eventual acquisition of the oil and gas assets described below, we had been a "shell company" as defined in the Rule 405 of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. For reasons given hereinafter, we have adopted a significant change in our corporate direction. We have decided to focus our efforts on the acquisition of an attractive crude oil and natural gas prospect located in Australia, and the exploration, development and production of oil and gas on this prospect.

We are now pursuing a new business plan involving the development of a tract of lands (the "Prospect") covered by Petroleum Exploration License (PEL) 512 in the State of South Australia (the "License"). The Prospect involves a 100% Working Interest in 584,651 gross acres overlaying portions of the geological system generally referred to as the Cooper and Eromanga basins. This geologic system, which covers the southwest corner of Queensland state and the northeast corner of South Australia (including the PEL 512 acreage) is the most prolific onshore area in Australia. Since 1963, a total of 150 gas fields and 107 oil fields have been put on production in this area. The development reflects the drilling of a total of 667 exploration wells, 482 appraisal wells and 836 development wells. Since the early 1980s, the oil fairway on which the Prospect sits has produced over 23.6 million barrels of oil.

The Prospect features access to markets via existing and expanding pipeline capacity. During the late 1980s and again during 2005-2006, various operators in the extreme southeast corner of the Prospect drilled 11 wells. Reports filed with the South Australian government indicate that some of these wells exhibited "oil shows" but none were completed to enable production. We were granted the License on October 26, 2012, although we acquired on January 13, 2012 contractual rights that led to the eventual grant of the License.

In the remainder of this Report, Australian dollar amounts are prefaced by "AU$" while United States dollar amounts are prefaced simply by "$" or (when used in close proximity to Australian dollar amounts) by "US$." When United States dollar amounts are given as equivalents of Australian dollar amounts, such United States dollar amounts are approximations only and not exact figures. During the past year, that exchange rate has varied from a low of AU$1.00/US$0.9675 to a high of AU$1.00/US$1.0593.

Significant Recent Events Prior to Our Third Quarter 2013

In connection with the change in our business focus, the following events have occurred:

*	Change of the Control and Management. A change of the control of our company occurred effective on January 13, 2012 when a controlling number of shares of our common stock was transferred by five persons to Keith J. McKenzie, William E. Begley and Michael D. Dahlke. In connection with this change of the control, new slates of our directors and officers were elected.

*	Posturing to be Granted the License. In connection with and subsequent to the change of the control transaction, we engaged in several transactions and agreements by which we would be in a position to be granted the License. These transactions included the following:

*	An assignment of rights in a legal document with Liberty Petroleum Corporation (“Liberty”) whereby Liberty granted an exclusive right to negotiate an option to be granted the License. Initially, Liberty had the rights to be granted the License.
*	The optioning, and the eventual outright assignment, by Liberty to us of the right to be granted the License.
*	Agreements with Aboriginal native titleholders and claimants who have certain historic rights on the lands covered by the License (the “Native Title Holders”).
*	The receipt of a formal governmental offer to be granted the License.

*	Private Placement of Common Stock. To raise “seed” capital, we completed a private placement in which we sold an aggregate of 10,070,000 shares at a price of US$0.125 per share. The cash offering resulted in US$1,258,750 in proceeds to us. The shares were issued to a total of 23 investors, all of whom were accredited.

*	Name Change. We changed our corporate name from “Santos Resource Corp.” to “Discovery Energy Corp.” effective May 7, 2012.

*	Change in Shell Status. As a result of the events described above, we are no longer a shell corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 under the Exchange Act.

Significant Events During Our Third Quarter 2013

During our third quarter 2013 (the period covered by this Report), the following significant events occurred:

*	Grant of the License. On October 26, 2012, Discovery Energy SA Ltd (the "Subsidiary"), our wholly owned Australian subsidiary, received from the South Australian Minister for Mineral Resources and Energy the formal grant of the License. The License is subject to a five-year work commitment described below in the section captioned “Plan of Operation - Proposed Initial Activities." Failure to comply with the work program requirements could lead to the cancellation of the License. The License requires that, prior to commencing any fieldwork, the Subsidiary post a minimum security deposit of AU$50,000 (US$51,900). Moreover, the License requires the Subsidiary to maintain insurance of the types and amounts of coverage that management believes are reasonable and customary, and are the industry standard throughout Australia. The License requires the Subsidiary to pay certain fees to the Native Title Holders and production payments to the South Australian government. The License contains a few provisions regarding environmental matters and liabilities that management also believes are reasonable and customary, and are the industry standard throughout Australia. In connection with the grant of the License, we paid the amounts described below:

*	Liberty. Liberty was the winning bidder for the License. We entered into agreements with Liberty whereby Liberty agreed to sell the License to us upon its issuance. Eventually, we and Liberty modified these agreements so that we would take the direct issuance of the License in place of Liberty. For Liberty's agreements to allow us to be issued the License, we agreed to remit to Liberty the following consideration, which has a deemed value of US$3.95 million:

*	Cash in the amount of $800,000 - All of this cash amount were paid to Liberty prior to the issuance of the License.
*	Two promissory notes with an aggregate principal amount of $650,000, one in the amount of $500,000 becoming due six months after the issuance of the License, and the other in the amount of $150,000 becoming due nine months after the issuance of the License – These notes were issued after the issuance of the License. These notes feature prepayment discounts if we pay the notes earlier than required.

*	Twelve million shares of our common stock - All of these shares became due to Liberty after the issuance of the License, and Liberty agreed not to sell more than 10% of the shares received in any three-month period

In addition to the preceding, Liberty was allowed to retain a 7.0% royalty interest relating to the License.

*	Keith D. Spickelmier. Prior to our agreements with Liberty, Liberty had entered into an agreement (as amended and restated, the "Liberty Agreement") with Keith D. Spickelmier, now (but not then) our Chairman of the Board. This agreement granted to Mr. Spickelmier the right to negotiate an option to acquire the License upon its issuance. Per the terms of the Liberty Agreement, Mr. Spickelmier paid to Liberty a $50,000 initial deposit. In anticipation of the assignment of the Liberty Agreement to us, we paid to Liberty (a) an additional $100,000 deposit to extend the exclusive right provided for by the Liberty Agreement, and (b) an additional $200,000 deposit to modify certain terms of the Liberty Agreement, including the further extension of the exclusive right. The preceding amounts were part of the $800,000 that we paid to Liberty, as discussed above. Subsequent to the assignment to us of the Liberty Agreement and pursuant to its terms, we reached the agreements described above whereby we would take the direct issuance of the License in place of Liberty. The purchase price for the assignment of Mr. Spickelmier's rights in the Liberty Agreement is as follows:

*	$50,000 in cash - This amount was paid during the quarter ended May 31, 2012.
*	$100,000 in cash - This amount was paid after the issuance of the License, and after we and Mr. Spickelmier decided not to defer its payment.
*	Twenty million shares of our common shares – These shares were issued upon the assignment of the Liberty Agreement.
*	Fifty-five million shares of our common shares – These shares became due to Mr. Spickelmier and his designees (all of whom constitute other members of our management) after the issuance of the License.

*	Native Title Holders. As a precondition to the issuance of the License, our Subsidiary entered into an agreement (the "Native Title Agreement") with representatives of the Dieri Native Title Holders (the "Native Title Holders") on behalf of the Native Title Holders, and with certain others. The Native Title Holders have certain historic rights on the lands covered by the License. The Native Title Agreement memorializes the agreement of the Native Title Holders and the Association to the issuance of the License and the Subsidiary's activities with respect to the License. In connection with the entry into the Native Title Agreement, the Subsidiary entered into a similar agreement with other Aboriginal native titleholders and claimants with respect to a comparatively small amount of land also covered by the License. For all practical purposes, the terms of this additional agreement are the same as those contained in the Native Title Agreement. In consideration of the Native Title Holders' entering into the Native Title Agreement, the Subsidiary made to them a one-time payment in the amount of AUS$75,000 (US$80,410). Throughout the term of the Native Title Agreement, the Subsidiary will be obligated to make additional payments that are described in a Current Report on Form 8-K that we filed with the U.S. Securities and Exchange Commission (the "Commission") on September 7, 2012.

*	Government Payment. In connection with the issuance of the License, we made a nominal payment (less than US$3,500) to the Government of South Australia.

*	Engagement of Financial Advisor. During October 2012, we engaged the services of Chrystal Capital Partners LLP ("Chrystal"), a corporate finance firm based in London regulated by the British Financial Services Authority. Chrystal has agreed to assist us in connections with our efforts to complete a major capital raising transaction of up to US$20.0 million. We have no assurance that we will be successful in completing this type of transaction.

*	Private Placement of Common Stock. We commenced a private placement in the first week of September 2012 in which we sold an aggregate of 4.4 million shares at a price of US$0.125 per share. The cash offering resulted in US$550,000 in proceeds to us as of the date of this Report. The shares were issued to a total of seven investors, all of whom were accredited.

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

The initial phase of our plan of operation involved (among other things) the issuance of the License to the Subsidiary. The License is subject to a five-year work commitment, which involves the following:

*	Year 1 –Conduct geological and geophysical studies including interpretation of existing seismic data
*	Year 2 - Conduct a new 2D seismic survey totaling at least 250 kilometers (approximately 155 miles)
*	Year 3 - Acquire new 3D seismc data totaling at least 400 square kilometers (approximately 155 square miles) and drill two wells
*	Year 4 - Drill five wells
*	Year 5 - Drill five wells

The prices of the equipment and services that we must employ to fulfill the work commitment vary based on both local and international demand for such products by others involved in exploration for and production of oil and gas. Recent high worldwide energy prices have resulted in growing demand, which lends support to higher prices being charged by suppliers. Therefore, we have no assurance that the steps in the work plan (e.g. shooting 250 square kilometers) can be accomplished at current or lower costs..

Based on our technical analysis to date, we believe that acceleration of the PEL 512 work plan can be justified. Hence, we have begun outlining a more aggressive schedule for the first license year. It is expected this plan will involve an earlier 2D/3D seismic campaign (US$3.7 - 4.2 million) and exploratory well drilling (US$6.9 – 10.7 million). Subject to the availability of funds plus proper equipment and personnel, management feels that US$15.0 million or more can be productively invested within the first two years. Not only is this program contingent on our procurement of sufficient funds therefore, it may also be subject to governmental approval to vary the work commitment already in place.

We intend to seek a joint venture partner that might act as the operator of our wells. If we are unsuccessful in procuring such a partner, we will engage the services of a third party once we have identified a proposed drilling site. Management foresees no problem in procuring the services of one or more qualified operators and drillers in connection with the initial phase of our plan of operation, although a considerable increase in drilling activities in the area of our properties could make difficult (and perhaps expensive) the procurement of operating and drilling services. In all cases, the operator will be responsible for all regulatory compliance regarding the well, including any necessary permitting for the well. In addition to regulatory compliance, the operator will be responsible for hiring the drilling contractor, geologist and petroleum engineer to make final decisions relative to the zones to be targeted, well design, and bore-hole drilling and logging. Should the well be successful, the operator would thereafter be responsible for completing the well, installing production facilities and interconnecting with gathering or transmission pipelines if economically appropriate. We expect to pay third party operators (i.e. not joint venture partner with us) commercially prevailing rates.

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

Results of Operations

General

Financial results for the quarter and nine months ended November 30, 2012 are not directly comparable to financial results for the quarter and nine months ended November 30, 2011. During January 2012, we changed our business focus. This change in focus resulted in an elevated level of business activity and a corresponding increase in expenses.

We did not earn any revenues for the three months ended November 30, 2012 and 2011. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter the commercial production.

Our results of operation for the three and nine months periods ended November 30, 2012 and 2011 are summarized in the table below:

	Three months Ended November 30	Three months Ended November 30	Nine months Ended November 30	Nine months Ended November 30
	2012	2011	2012	2011

Revenue	$0	$0	$0	$0
Operating Expenses	$289,315	$8,665	$633,412	$44,806
Other (income)/expenses	$1,972	$(6,170)	$(5,750)	$(5,555)
Net Loss	$291,287	$2,495	$627,662	$39,251

Our operating expenses for the three and nine months periods ended November 30, 2012 and 2011 are outlined in the table below:

	Three months Ended November 30	Three months Ended November 30	Nine months Ended November 30	Nine months Ended November 30
	2012	2011	2012	2011

General and Administrative	$49,154	$16	$81,623	$90
Exploration Costs	$51,487	$0	$222,079	$29,740
Professional Fees	$106,975	$8,649	$240,698	$14,976
Travel	$77,613	$0	$81,756	$0
Rent	$4,086	$0	$7,256	$0
Total	$289,315	$8,665	$633,412	$44,806

Results of Operations for the Three-Month Periods Ended November 30, 2012 and 2011

Expenses. The expenses for the three-month period ending November 30, 2012 were dramatically higher than for the corresponding period one year ago. The difference of $280,650 generally reflects the change of our activities from that of a shell company to those associated with the multiple initiatives begun at the end of our last fiscal year to repurpose the Company as an oil and gas exploration and production enterprise. Growth in Professional Fees during the current reporting periods accounted for over one-third of our increased expenses. These costs reflect the expenses legal and advisory expenses primarily associated with our capital raising efforts, completion of the License acquisition and regulatory reporting of Company developments. The sharp increase in travel expenses are attributable to our major fund raising effort with Chrystal Capital, The project is being conducted primarily in the United Kingdom and requires extended “in country” attendance by of several members of our management team. The rise in Mineral Property Costs reflects the ongoing geologic evaluation and analysis of our optioned South Australian exploration area. General and Administrative expenses during the current reporting period reflect the costs associated with management and support of our ongoing work to repurpose the Company as an oil and gas exploration operation.

Other (income)/expenses. Our other income was derived from adjustments to prior periods offset to some extent by the cost of translating US$ to AU$ to meet local expenses in Australia.

Net loss. In view of the increase in expenses during the three-month period ending November 30, 2012, our net loss during the period increased to $291,287 (or $0.00 per-share) compared to our net loss during the same period in fiscal 2012 of $2,495 (or $0.00 per-share).

Results of Operations for the Nine-Month Periods Ended November 30, 2012 and 2011

Expenses. The expenses for the nine-month period ending November 30, 2012 were dramatically higher than for the corresponding periods one year ago. The difference of $588,606 generally reflect the change of our activities from that of a shell company to those associated with the multiple initiatives begun at the end of our last fiscal year to repurpose the Company as an oil and gas exploration and production enterprise. Growth in Mineral Property Costs during the current reporting periods accounted for approximately one-third of our increased expenses. These costs reflect the ongoing geologic evaluation and analysis of our optioned South Australian exploration area. Elevated Professional Fees accounted for nearly 40% of the increase in our expenses and were associated primarily with legal and advisory services required for the processes of acquiring the South Australian exploration license, privately placing stock, initiation of a major fund raising effort and regulatory reporting of company developments. Travel expenses are primarily associated with the extended attendance in the United Kingdom by several members of our management team seeking to raise capital for the Company. General and Administrative expenses during the current reporting period reflect in part the costs associated with managing and supporting the changing the Company business plan including the establishing its Australian subsidiary and the acquisition of an oil and gas exploration license in South Australia.

Other (income)/expenses. Our other income reflects the receipt of a Canadian sales tax refund associated with the company’s activities in Fiscal Year 2012, adjustments to prior periods offset by the cost of translating US$ to AU$ to meet local expenses in Australia

Net loss. In view of the increase in expenses during the nine-month period ending November 30, 2012, our net loss during the period increased to $627,662 (or $0.01 per-share) compared to our net loss during the same period in fiscal 2012 of $39,251 (or $0.00 per-share).

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Liquidity and Capital Requirements

Since the change in our corporate direction in January 2012, we have financed our business primarily through private placements of common stock. Earlier in this fiscal year, we completed a round of financing in which we raised "seed" capital in the amount of $1,258,750. At the end of November 2012, we completed a second private placement that raised $550,000. As a result of the two private placements, we have issued 14,470,000 shares of our common stock..

As of November 30, 2012, we had cash in the amount of $233,646, and we had a working capital deficit of $503,227. As of December 31, 2012, we had cash in the amount of $98,505. Given the amount of cash on hand, we anticipate raising additional funds in the near term for operating expenses. We intend to do this by small common stock private placements or through short-term loans. We have no assurances that we will be successful in raising required additional funds for operating expenses. Our failure to do so could have adverse consequences for us, including our inability to continue our new business plan, which could result in a complete loss of stockholders' equity.

In addition to our need to raise additional funds for operating expenses, we will need to obtain additional financing before we can implement the initial phase of our current plan of operation. To be issued the License, we incurred a deferred payment in the form of two promissory notes in the aggregate amount of $650,000 payable to Liberty, one in the amount of $500,000 becoming due on April 26, 2013, and the other in the amount of $150,000 becoming due on July 26, 2013. Moreover, we have a work commitment with respect to the License requiring us to expend certain amounts to honor this commitment.. Some of the amounts described in this paragraph will become due before we are able to commence production on the Prospect. Accordingly, some of these amounts must be raised. Moreover, we expect to need a substantial amount of funds to develop the Prospect. In addition to the preceding, we will need working capital in amounts not now determinable.

Between now and the end of October 2014, we estimate that at least US$6.0 million of additional capital will be required to satisfy our obligations in connection with the acquistion and maintenance of the License. However, this amount would not allow us to develop the Prospect in any meaningful way. About $1.0 million would need to be raised by the end of April 2013 to satisfy amounts becoming due within such time period. The remaining $5.0 million amount would need to be raised by near the middle of the summer of 2014 to satisfy amounts becoming due before the end of October 2014.

During October 2012, we engaged the services of Chrystal Capital Partners LLP ("Chrystal"), a corporate finance firm based in London regulated by the British Financial Services Authority. Chrystal has agreed to assist us in connections with our efforts to complete a major capital raising transaction of up to $20.0 million. Initially, to avoid additional dilution, we decided to seek to raise only $15.0 million. However, we would now consider an investment greater than $15.0 million made on terms acceptable to us. We have no assurance that we will be successful in completing this type of transaction. If Chrystal is successful in raising funds for us, we will owe to Chrystal the fees described in footnote 2 to the financial statements contained in this Report. We have no assurance that Chrystal will be successful in raising required funds.

Another source of funding under investigation is the sale of a portion of our post-acquisition interest in the Prospect to a joint venture partner for a cash payment and/or a work commitment. We have had very preliminary discussions with several companies to become joint venture partners. To obtain the maximum combination of cash and work commitment in connection with the sale of an interest in the Prospect, we have reprocessed the existing 3D seismic data relatting to a portion of PEL512, and we may seek to add further value by completing a 3D seismic survey over other portions of the Prospect. We have no assurance that we will secure a joint venture partner. Moreover, it is unlikely that a joint venture arrangement will help with our immediate cash needs, but (if secured) one would help with our longer-term cash needs.

If required financing is not available on acceptable terms, we could be prevented from satisfying our debt obligations or developing the Prospect. In such event, we would be forced to seek an extension of the due date of the amount owed to Liberty, or else default on one or more of these amounts. If a default occurs, Liberty could exercise the rights of an unsecured creditor and possibly levy encumbrances on all or a large part of our assets. Moreover, our failure to honor our work commitment could result in our loss of the License. If any of the preceding events were to occur, we could be forced to cease our new business plan altogether, which could result in a complete loss of stockholders' equity. If we do not obtain additional financing through an equity or debt offering, we may be constrained to attempt to sell some portion of the Prospect under unfavorable circumstances and at an undesirable price. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such sale would be adequate to fund our activities. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities.

We are currently developing a more aggressive work plan for the Prospect than has been included in the License bid. This plan is expected to include acceleration in the shooting of new 2D/3D seismic ($3.7 - 4.2 million) and early (versus the bid work plan) exploratory drilling ($6.9 – 10.7 million). Assuming availability of funding, timely governmental approvals, and access to proper equipment and trained personnel, we feel that US$ 15.0 million or more can be productively invested within the Prospect during the first two years following the issuance of the License.

If we are successful with the early wells, we will continue with a full development plan, the scope of which is now uncertain but will be based on technical analysis of acquired seismic data collected and/or reprocessed, field drilling reports and well log reports. However, all of the preceding plans are subject to the availability of sufficient funding and the procurement of all governmental approvals. We do not now have sufficient available funds to undertake these tasks, and will need to procure a joint venture partner or raise additional funds as described above. The failure to procure a joint venture partner or raise additional funds will preclude us from pursuing our business plan, as well as exposing us to the loss of the License, as discussed immediately above. Moreover, if our business plan proceeds as just described, but our first wells do not prove to hold producible reserves, we could be forced to cease our exploration efforts on the Prospect.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and Rule 15d-15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, the principal executive officer and principal financial officer have identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of its financial procedures. Other than for this exception, the principal executive officer and principal financial officer believe the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II - OTHER INFORMATION

Item 6. Exhibits.

(10)	The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description
10.01	Engagement Letter dated October 11, 2012 by and between the Company and Chrystal Capital Partners LLP.
31.01	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.02	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

January 18, 2013

