Form 10-K
period 2013-02-28
Discovery Energy Corp.
filed 2013-05-29
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,267,700.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 138,295,500 as of May 17, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DISCOVERY ENERGY CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2013

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

PART I

Item 1. Business.

General

Our company, Discovery Energy Corp., f/k/a "Santos Resource Corp.," was incorporated under the laws of the state of Nevada on May 24, 2006. Our current business plan is to explore for and produce oil and gas from a tract of land (the "Prospect") covered by Petroleum Exploration License (PEL) 512 (the "License") in the State of South Australia. We adopted this business plan near the end of our fiscal 2012, after having previously abandoned our initial business plan involving mining claims in Quebec, Canada and after we had been dormant from a business perspective for a period of time. In connection with the adoption of our current business plan, we had a change in control of our company, a change in our management, a change in our corporate name, and a change of our status from a “shell” company, as that term is defined in Rule 405 of the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.

During our fiscal 2013, we made significant strides in our new business plan, as the License was formally granted to us after the satisfaction of a number of significant preconditions to the grant. To further our new business plan, we are currently involved in efforts to complete a major capital raising transaction or to procure a major joint venture partner. The achievement of either of these goals (or some combination of the two) would likely enable us to start the development of the Prospect in a meaningful way. We have no assurance that we will be successful in achieving either of the preceding goals.

In the remainder of this Report, Australian dollar amounts are prefaced by "AU$" while United States dollar amounts are prefaced simply by "$" or (when used in close proximity to Australian dollar amounts) by "US$." When United States dollar amounts are given as equivalents of Australian dollar amounts, such United States dollar amounts are approximations only and not exact figures. During the past year, that exchange rate has varied from a low of AU$1.00/US$0.968 to a high of AU$1.00/US$1.079.

Description of Prospect – Petroleum Exploration License (PEL) 512

Granted on October 26, 2012, the License accords to us a 100% working interest (82% net revenue interest) in the Prospect. The Prospect covers 584,651 gross acres in the State of South Australia that overlays portions of geological systems commonly referred to as the Cooper and Eromanga Basins. This geologic system, which covers the northeast corner of South Australia and the southwest corner of Queensland State (see location map below), is the most prolific producing onshore region in Australia. Since 1963, 244 gas fields and 193 oil fields have been put on production in the Cooper/Eromanga Basins. Cumulative production in the Basins is in excess of 500 trillion cubic feet of natural gas since 1970 with crude oil and condensate production over 229 million barrels since 1983. Through February of this year, exploration and development drilling in the South Australia portion of the Copper/Eromanga Basins has consisted of more than 667 exploration wells, 482 appraisal wells and 836 development wells. (Source: PEPS database - Feb 2013)

Location Map

The Cooper Basin is comprised of 32 million acres.  It developed in late Carboniferous Period to the early Permian Period, and features a maximum thickness of sediments of about 9,000 feet. This basin is divided into several depo-centers by faulted anticlinal trends.  The Permian Period formations within the Cooper Basin are characterized by alternating fluvial sandstones/floodplain siltstones.  Overlaying the Permian Period are Triassic Period formations characterized by fluvial/floodplain sediments.  The Eromanga Basin is comprised of 250 million acres, which developed as an interior sag over the central and eastern region of Australia during the Jurassic and Cretaceous Periods. In the south, the depo-centers coincide with underlying Cooper Basin synclines. The younger Eromanga Basin covers the entire Cooper Basin. The geological characteristics of these two basins cause them in effect to form a basin system that for many purposes can best be thought of in terms of a single geological phenomenon rather than two.

In South Australia where the Prospect is located, hydrocarbons were first produced in 1963 when the Gidgealpa-2 discovery well was completed. The prolific Moomba gas field was discovered in 1966. The first commercial oil was discovered in 1970 in the Tirrawarra oil field. To date this localized system has produced nearly 60 oil fields and 150 gas fields. While natural gas production and associated liquids at the giant Moomba gas field have been in decline, crude oil production has seen a resurgence largely due to the award of new exploration licenses under the South Australia Government bid process, greater drilling activity fueled by higher oil prices, and the use of new 3-D seismic data which has resulted in higher exploration and development drilling success rates.

From January 2002 thru September 2012, new Cooper Basin explorers drilled 188 exploration wells and 82 appraisal/development wells. Most wells have targeted oil, although both oil and gas have been discovered. These new explorers have reported a technical success rate of 47% on exploration and 97% commercial success rate on appraisal and development wells. In addition, 49 exploration wells and 356 appraisal/development wells were drilled in the Petroleum Production Licenses (PPLs) and permits that were issued prior to 2000 and operated by Santos Limited. (Santos Limited is another company that is in no way related to us despite our former name of “Santos Resource Corp.”)

Santos Limited reported the technical success rate for exploration drilling was 51% and the commercial success rate for appraisal and development drilling in these PPLs was a very respectable 96%. (Source: PIRSA website - Dec 2012)

PEL 512 Permit Map
Recent Drilling Activity Map

The Prospect comprises 584,651 gross acres overlaying portions of the Cooper and Eromanga basins. The Prospect is located in what is generally referred to as the Western Oil Flank of the Cooper Basin and is directly adjacent to permits operated by Beach Energy in joint venture with Cooper Energy on PEL 92 and Drillsearch Energy on PEL 91.

The PEL 512 Lycium area (Area A, ≈4,000 Acres) is the smallest portion of the Prospect, the PEL 512 South area (Area B, ≈181,000 acres) is the next largest portion of the Prospect, and the PEL 512 West area (Area C, ≈400,000 acres) is the largest portion of the Prospect. The Permit Map set forth above indicates these areas of the Prospect in orange to the left of the center of the map.

During the late 1980s and again during 2005-2006, various operators drilled 10 wells in the extreme southeast corner of Area B. Reports filed with the South Australian government indicate that some of these wells exhibited "oil shows" but none were completed as commercial producers. Previous operators also conducted extensive seismic surveying on the license area and produced 5,153 km of 2D and 141 sq. km of 3D seismic data, which we acquired with the License.

From January 2011 through December 2012, Cooper Basin explorers drilled 41 exploration wells and 68 development wells. New explorers reported an exploration success rate of 55% and development success rate of 97%. The Recent Drilling Activity Map (above) indicates the locations of nearby producing oil and gas fields, new oil discoveries in 2011 and 2012, and the drilling locations planned for 2013

The use of 3D seismic interpretation and control combined with a greater understanding of the geology and producing formations has been a critical factor in the increase of recent exploration drilling success rates.

Since the early 1980s, this area of the Cooper Basin on which the Prospect sits has produced in excess of 25 million barrels of oil. Drilling activity has recently increased in licensed areas bordering or in close proximity to the Prospect. Wells in the areas adjacent to the Prospect are vertical or near-vertical and do not require lateral drilling or “fracing” for commercial completion.

Production during the first quarter of 2013 in the licensed areas adjacent to the Prospect at PEL’s 92 and 91 was approximately 8,000 barrels of oil/condensate per day. (Source: Beach Energy and Drillsearch Quarterly Reports – March 2013)

Beach Energy reported during the first quarter of 2013 oil production of ≈350,000 barrels (net) at PEL 92 (Beach 75%, Cooper Energy 25%) up 20% from the previous quarter, mainly due to the Callawonga to Lycium flow-line being operational, enabling additional wells to be brought back on production. Complimenting this production is the recently connected Butlers-5 and -6 wells, with the Christies-6 and -7 development wells expected to be on line in Q2-2013. Beach also reported its PEL 91 production of ≈110 barrels (net) up 73% from the previous quarter, mainly due to the connection of Bauer-5, -6,-7 and -8 and optimized trucking.

The PEL 91 Joint Venture (Drillsearch 60%, Beach 40%) commenced a four-well exploration drilling program targeting prospects that are covered by the Aquilius and Limbatus 3D seismic surveys which were completed in 2011 and 2012, respectively. The exploration campaign is targeting an unrisked prospective gross recoverable of 4–9 million barrels of oil on a combined basis over four prospects. During the first quarter of 2013, Drillsearch delivered a new all-time record in both quarterly production and revenue. The first quarter of 2013 saw continued strong growth in oil production to 176,734 barrels, up 66% on the prior quarter.

The Prospect features ready access to markets via existing infrastructure including short haul trucking and expanding pipeline capacity, which includes a recently commissioned 18,000 Bbl/d main Trunk Line running from the Moomba Processing Facility to the Lycium Hub, just offset the Prospect’s border.

During 2012 we assembled a significant technical database consisting of geological, geophysical and engineering data, well logs, completion reports, drilling reports, research reports, production data, raw and processed 2D/3D seismic data, maps and other related materials. Our initial technical focus was on evaluating the potential of the Prospect’s Area B. We subsequently engaged Apex Engineering based in Calgary, Alberta on March 21, 2012 to complete an NI 51-101 compliant report, which resulted in the identification of over 110 seismic generated leads over approximately 30% of the approximately 585,000-acre block. This was complimented by the re-interpretation of 5,153 km of 2D seismic and the re-processing and re-interpretation of 141 sq. km of 3D seismic over the Lake Hope area in the eastern portion of the Prospect’s Area B by Hardin International Processing, Inc., and Bell & Murphy and Associates, LLC, both located in Dallas, Texas.

The ongoing technical assessment has also defined several drill-ready prospects in the Lake Hope 3D area of Area B. We plan to conduct a 133 sq. km 3D seismic program during 2013 in the western portion of Area B, which is directly on trend and in close proximity with the historic production and recent discoveries on Beach Energy’s operated PEL 92 to the North.

The South Australia Government has recently approved an Associated Activities Licence (AAL) to construct a 30 km rig access road thru the western corner of Area B and into the adjoining PEL 112. This block is operated by Terra Nova, which announced plans to drill the Wolverine #1 well in May/June 2013. The newly constructed road will provide us direct access to the area proposed and reduce costs for the planned 3D seismic program.

Terms of the License

On October 26, 2012, Discovery Energy SA Ltd, our Australian subsidiary (the "Subsidiary"), received the formal grant of the License from the South Australian Minister for Mineral Resources and Energy. The License is a "Petroleum Exploration Licence" regarding all regulated resources (including petroleum and any other substance that naturally occurs in association with petroleum) relating to the 584,651 gross acres comprising the Prospect land, provided, however, that the License does not permit using the Prospect land as a source of geothermal energy or a natural reservoir for the purpose of gas storage. The term of the License is for five years, with two further, 5-year renewal terms, subject to the provisions of the South Australian Petroleum and Geothermal Energy Act 2000.

The License is subject to a five-year work commitment that is described in “Item 1. Business - Plan of Operation - Proposed Initial Activities.” Failure to comply with the work program requirements could lead to the cancellation of the License.

The License requires that, prior to commencing any fieldwork, the Subsidiary post a minimum security deposit of AU$50,000 (US$51,815). Moreover, the License requires the Subsidiary to maintain insurance of the types and amounts of coverage that management believes are reasonable and customary, and are the industry standard throughout Australia.

The License requires the Subsidiary to pay certain fees and production payments to the native titleholders in accordance with the native title agreement and a similar agreement discussed immediately below. The License contains provisions regarding environmental matters and liabilities that management also believes are reasonable and customary, and are the industry standard throughout Australia.

Native Title Agreement

As a precondition to the issuance of the License, on September 3, 2012 the Subsidiary entered into an agreement (the "Native Title Agreement") with (a) the State of South Australia, (b) representatives of the Dieri Native Title Holders (the "Native Title Holders") on behalf of the Native Title Holders, and (c) the Dieri Aboriginal Corporation (the "Association"). The Native Title Holders have certain historic rights on the lands covered by the License.

The term of the Native Title Agreement commenced upon its execution, and it will terminate on the completion of the operations proposed or which may be undertaken by the Subsidiary in connection with the License and all subsequent licenses resulting from the License. By entering into the Native Title Agreement, the Native Title Holders agreed to the grant of the License and all subsequent licenses to the Subsidiary, and they also covenanted not to lodge or make any objection to any grant of licenses to the Subsidiary in respect of the License area unless the Subsidiary is in breach of an essential term under the Native Title Agreement. The Native Title Agreement provides that it will not terminate in the event of a breach of a payment obligation, but the parties may avail themselves of all other remedies available at law, which would involve recourse to the non-exclusive jurisdiction of the courts of the Commonwealth of Australia and the State of South Australia. Recourse for breach of operational obligations of the Subsidiary in favor of the Native Title Holders and the Association would be subject to the stipulated dispute resolution procedure involving negotiation and mediation before any party may commence court proceedings or arbitration.

In consideration of the Native Title Holders' entering into the Native Title Agreement, the Subsidiary remitted to them a one-time payment in the amount of AUS$75,000 (or US$80,377 based on the exchange rate charged to us in late November 2012 when the payment was made). Moreover, throughout the term of the License, the Subsidiary is obligated to pay to the State of South Australia for the benefit of the Native Title Holders production payments in amounts equal to 1% of the value at the wellhead of petroleum produced and sold from the lands covered by the License. Furthermore, for facilitating the administration of this Native Title Agreement, the Subsidiary will pay in advance to the Association an annual fee comprising 12% of a maximum administration fee (the "Maximum Administration Fee"), which is AUS$150,000 (or approximately US$158,300 based on exchanges rates in effect on April 21, 2013) (subject to adjustment for inflation). This 12% payment will be made for each year of the first five-year term of the License. After the first five-year term of the License, the payment will be four percent 4% of the Maximum Administration Fee for each year of the second and third five-year terms of the License.

The Subsidiary has virtually unlimited ability to assign and transfer (partially or entirely) its rights in the Native Title Agreement, provided certain procedural requirements are met. This ability should enhance the Subsidiary's ability to procure an industry joint venture partner.

The Native Title Agreement features extensive provisions governing aboriginal heritage protection in connection with the Subsidiary's activities relating to the License. Management believes that these provisions (as well as the other provisions of the Native Title Agreement) are reasonable and customary, and are the industry standard throughout Australia. Under the Native Title Agreement, the Native Title Holders authorize the Subsidiary to enter upon the License area at all times and to commence and proceed with petroleum operations, and, while the provisions governing aboriginal heritage protection could adversely affect operational strategy and could increase costs, the Native Title Holders and the Association covenant that they will not interfere with the conduct of those operations; will actively support the Subsidiary in procuring all approvals, consents and other entitlements and rights as are necessary to support the interests of the Subsidiary in furthering the project; will refrain from doing any act which would impeded or prevent the Subsidiary from exercising or enjoying any of the rights granted or consented to under the Native Title Agreement; and will observe all applicable laws in performing their obligations under the Native Title Agreement.

In connection with the entry into the Native Title Agreement, the Subsidiary entered into a similar agreement with other Aboriginal native titleholders and claimants with respect to a comparatively small amount of land also covered by the License. For all practical purposes, the terms of this additional agreement are the same as those contained in the Native Title Agreement. Payments made under this second agreement will reduce payments under the Native Title Agreement on a dollar-for-dollar basis, so that each of the two groups of native title holders and claimants will receive payments proportionately based on the amount of land that their respective claims represent relative to the total area covered by the License.

Acquisition of the License

On October 26, 2012, the Subsidiary received the formal grant of the License. This grant was the culmination of a series of transactions that began near the end of our fiscal 2012. The remainder of this section describes the consideration paid by us in having the License granted to the Subsidiary.

Liberty Petroleum Corporation. Liberty Petroleum Corporation ("Liberty") was the winning bidder for the License. We entered into agreements with Liberty whereby Liberty agreed to sell the License to us upon its issuance. Eventually, Liberty and we modified our agreements so that we would take the direct issuance of the License in place of Liberty. For Liberty’s agreements to allow us to be issued the License, we agreed to remit to Liberty the following consideration, which has a deemed value of US$3.95 million:

*	Cash in the amount of $800,000
*	Two promissory notes with an aggregate principal amount of $650,000, one in the amount of $500,000 now due on or before June 12, 2013, and the other in the amount of $150,000 due on or before July 26, 2013 – In connection with the extension of the due date of the $500,000 promissory note, we paid $100,000, so that now only $400,000 remains outstanding on this promissory note.
*	Twelve million shares of our common stock

In addition to the preceding, Liberty was allowed to retain a 7.0% royalty interest relating to the Prospect.

Keith D. Spickelmier. Prior to our agreements with Liberty, Liberty had entered into an agreement (as amended and restated, the "Liberty Agreement") with Keith D. Spickelmier, now (but not then) our Chairman of the Board. This agreement granted to Mr. Spickelmier the right to negotiate an option to acquire the License upon its issuance. Per the terms of the Liberty Agreement, Mr. Spickelmier paid to Liberty a $50,000 initial deposit. In anticipation of the assignment of the Liberty Agreement to us, we paid to Liberty (a) an additional $100,000 deposit to extend the exclusive right provided for by the Liberty Agreement, and (b) an additional $200,000 deposit to modify certain terms of the Liberty Agreement, including the further extension of the exclusive right. The preceding amounts were part of the $800,000 that we paid to Liberty, as discussed above. Subsequent to the assignment to us of the Liberty Agreement and pursuant to its terms, we reached the agreements described above whereby we would take the direct issuance of the License in place of Liberty. The purchase price for the assignment of Mr. Spickelmier’s rights in the Liberty Agreement is as follows:

*	$50,000 in cash – This amount was paid shortly after the assignment of the Liberty Agreement.
*	$100,000 deferred payment - This amount was paid after the issuance of the License.
*	Twenty million shares of our common shares – These shares were issued upon the assignment of the Liberty Agreement.
*	Fifty-five million shares of our common shares - These shares were issued to Mr. Spickelmier and his designees (all of whom constitute other members of our management) after the issuance of the License.

Native Title Holders. As described in “Item 1. Business - Native Title Agreement” above, the Subsidiary entered into the Native Title Agreement as a precondition for receiving the License. It entered into a similar agreement with other Aboriginal native titleholders and claimants as also described above. For all practical purposes, the terms of this additional agreement are the same as those contained in the Native Title Agreement. In consideration of the Native Title Holders’ entering into the Native Title Agreement, the Subsidiary made to them a one-time payment in the amount of AUS$75,000(US$80,377). Throughout the term of the Native Title Agreement, the Subsidiary will be obligated to make additional payments that are further described in “Item 1. Business - Native Title Agreement.”

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

There can be no assurance that we will be successful in our exploratory and production activities. The oil and gas business involves numerous risks, the principal ones of which are listed in "Item 1A. Risk Factors - RISKS RELATING TO OUR INDUSTRY - PARTICIPANTS IN THE OIL AND GAS INDUSTRY ARE SUBJECT TO NUMEROUS RISKS." As we become more involved in the oil and gas exploration and production business, we will give more detail information regarding these risks.

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

Proposed Initial Activities

We have just begun the initial phase of our plan of operation. To date we have not commenced any drilling or other exploration activities on the Prospect, and thus we do not have any estimates of oil and gas reserves. Consequently we have not reported any reserve estimates to any governmental authority. We cannot assure anyone that we will find commercially producible amounts of oil and gas. Moreover, at the present time, we cannot finance the initial phase of our plan of operation solely through our own current resources. Therefore, we have undertaken certain financing activities described in "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below. The success of the initial phase of our plan of operation depends upon our ability to obtain additional capital to acquire seismic data with respect to the Prospect, and to drill exploratory and developmental wells. We cannot assure anyone that we will obtain the necessary capital.

The License is subject to a five-year work commitment, which involves the following:

*	Year 1 –Conduct geological and geophysical studies including interpretation of existing seismic data. In management’s view, the geotechnical work already completed is sufficient to satisfy this requirement, and we plan on filing with the South Australian government to obtain its approval in this regard.
*	Year 2 - Conduct a new 2D seismic survey totaling at least 250 kilometers (approximately 155 miles). We will seek approval to substitute our planned 3D survey discussed below for this requirement.
*	Year 3 - Acquire new 3D seismic data totaling at least 400 square kilometers (approximately 155 square miles) and drill two wells
*	Year 4 - Drill five wells
*	Year 5 - Drill five wells

The prices of the equipment and services that we must employ to fulfill the work commitment vary based on both local and international demand for such products by others involved in exploration for and production of oil and gas. Recent high worldwide energy prices have resulted in growing demand, which lends support to higher prices being charged by suppliers. Therefore, we have no assurance that the steps in the work plan (e.g. shooting 130 square kilometers of 3D seismic) can be accomplished at current or lower costs.

Based on our research and technical analysis to date, we believe that acceleration of the License work plan can be justified. Hence, the initial phase of our plan of operation involved (among other things) conducting a 3D seismic survey of 130 square kilometers (approximately 50 sq. miles) and drilling of at least three exploration wells. This activity will take place on the Prospect’s Area B and exceeds, in our view, the near-term work requirements under the License. Subject to the availability of funds plus proper equipment and personnel, management feels that US$15.0 million or more can be productively invested within the first three years. Not only is this program contingent on our procurement of sufficient funds therefore, it may also be subject to governmental approval to vary the work commitment already in place.

We intend to seek a joint venture partner who or which might act as the operator of our wells. If we are unsuccessful in procuring such a partner, we will engage the services of a third party once we have identified a proposed drilling site. Management foresees no problem in procuring the services of one or more qualified operators and drillers in connection with the initial phase of our plan of operation, although a considerable increase in drilling activities in the area of our properties could make difficult (and perhaps expensive) the procurement of operating and drilling services. In all cases, the operator will be responsible for all regulatory compliance regarding the well, including any necessary permitting for the well. In addition to regulatory compliance, the operator will be responsible for hiring the drilling contractor, geologist and petroleum engineer to make final decisions relative to the zones to be targeted, well design, and bore-hole drilling and logging. Should the well be successful, the operator would thereafter be responsible for completing the well, installing production facilities and interconnecting with gathering or transmission pipelines if economically appropriate. We expect to pay third party operators (i.e. not joint venture partner with us) commercially prevailing rates.

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

Lower oil and natural gas prices may not only decrease our revenues on a per unit basis, but may also reduce the amount of oil and natural gas we can produce economically, if any. A sustained decline in oil and natural gas prices may materially affect our future business, financial condition, results of operations, liquidity and borrowing capacity, and may require a reduction in the carrying value of our oil and gas properties. While our revenues may increase if prevailing oil and gas prices increase significantly, exploration and production costs and acquisition costs for additional properties and reserves may also increase. We may or may not enter into hedging arrangements or use derivative financial instruments such as crude oil forward and swap contracts to hedge in whole or in part our risk associated with fluctuations in commodity prices.

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

Sales prices for oil and gas production are negotiated based on factors normally considered in the industry, such as the reported trading prices for oil and gas on local or international commodity exchanges, distance from the well to the pipeline, well pressure, estimated reserves, commodity quality and prevailing supply conditions. Historically, crude oil and natural gas market prices have experienced high volatility, which is a result of ever changing perceptions throughout the industry centered on supply and demand. We cannot predict the occurrence of events that may affect oil and gas prices or the degree to which such prices will be affected. However, the oil or gas prices realized by us should be equivalent to current market prices in the geographic region of the Prospect. Typically, oil prices in Australia reflect or are “benchmarked” against European commodity market trading settlement prices, namely Brent Crude. Recent price levels in this market have been at a premium to those settled in the United States, or (in other words) those “benchmarked” against West Texas Intermediate Crude. During certain periods, the differential has been substantial. We cannot predict the future level of this price differential or be assured that such differential will reflect a favorable premium for us in the future.

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

Regulation

Our operations in South Australia and within the area of the Prospect are subject to the laws and regulations of the State of South Australia and the Commonwealth of Australia.  The License was granted under the Petroleum and Geothermal Energy Act 2000 (SA) and our operations within and with respect to the License are governed by this Act and by the Petroleum and Geothermal Energy Regulations 2013 (SA).  This legislation covers all phases of our operations including exploration, appraisal, development and production of oil and gas from the License area.  Other legislation which we will be required to comply with at various stages of our operations include: Environment Protection Act 1993 (SA); Aboriginal Heritage Act 1988 (SA); Native Title (South Australia) Act 1994 (SA) and Native Title Act 1993 (Cth).  As our oil and gas exploration and production operations in South Australia proceed, we will provide more detailed information regarding the material features and effects of these laws and regulations and such other legislation with which we will be required to comply.

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

Our Historical Business

Our historical business involved the proposed exploration and development of a 75% interest in and to 18 mineral claims covering approximately 900.75 hectares (9.01 km2) called the Lourdeau Claims in the La Grande geological area of Quebec, Canada. Management intends to allow these claims to expire in accordance with their terms on July 18, 2013, so that management can devote its entire attention to our new business.

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

RISKS RELATING TO OUR COMPANY

We WILL need additional capital to SATISFY A DEFERRED PAYMENT incurred in connection with the acquisition of THE PROSPECT, TO PROVIDE WORKING CAPITAL, and TO DEVELOP THE PROSPECT, which we may not be able to raise or WHICH may be available only on terms unfavorable to us.

In connection with the acquisition of the Prospect, we incurred deferred payments to Liberty in the form of two promissory notes in the original principal amounts of US$500,000 (originally due on or before April 26, 2013) and US$150,000 (due on or before July 26, 2013). On March 7, 2013, in consideration of a partial payment in the amount of $100,000 of the outstanding principal on the US$500,000 note, we and Liberty agreed to amend this note so that the remaining outstanding principal on and accrued interest on this note will be due and payable on of before June 12, 2013. These promissory notes will become due before we are able to commence production on the Prospect. Moreover, because of the acquisition of the Prospect, we have a work commitment with respect to the Prospect requiring us to expend stipulated amounts. In management’s view, the geotechnical work completed to-date meets the first year work commitment under the License. However, we will need additional funds to satisfy the work commitment in future years. Moreover, we will need working capital and further funds to explore and develop the Prospect in the manner that we prefer.

We are currently engage in active efforts to complete (a) a major capital raising transaction or (b) the sale of a portion of our interest in the Prospect to a joint venture partner for a cash payment and/or a work commitment, or (c) some combination of (a) and (b). In this connection, we have engaged the services of a corporate finance firm. We have no assurance that we will be successful in completing a transaction that will provide us with required funds. If required financing is not available on acceptable terms, we could be prevented from satisfying our debt obligations or developing the Prospect. In such event, we would be forced to seek an extension of the due date of the amount owed to Liberty or else default on this amount. If a default occurs, Liberty could exercise the rights of an unsecured creditor and possibly levy encumbrances on all or a large part of our assets. Moreover, our failure to honor our work commitment could result in our loss of the Prospect. If any of the preceding events were to occur, we could be forced to cease our new business plan altogether, which could result in a complete loss to our stockholders. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities. Any debt financing undertaken to procure funds may involve restrictions limiting our operating flexibility. Moreover, if we obtain funds through the issuance of equity securities, the following results will or may occur:

*	The percentage ownership of our existing members will be reduced
*	The new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

We have no assurance of our ability to raise funds for any purpose.

WE HAVE NOT ENGAGED IN THE OIL AND GAS EXPLORATION BUSINESS BEFORE.

Our company was incorporated on May 24, 2006 for the purpose of trying to develop commercially certain mineral claims. This business did not move forward. We have decided to focus our business on the exploration, development and production of oil and gas on a particular crude oil and natural gas prospect that is described in “Item 1 Business” (the “Prospect”). The Prospect is considered "undeveloped acreage," which the U.S. Securities and Exchange Commission (the "Commission") defines as "lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves." We have no proved reserves. In view of our extremely limited history in the oil and gas exploration business, you may have difficulty in evaluating us and our business and prospects. You must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. For our business plan to succeed, we must successfully undertake most of the following activities:

*	Complete a financing or similar transaction that will provide us with sufficient funds;
*	Drill successfully exploratory test wells on the Prospect to determine the presence of oil and gas in commercially viable quantities;
*	Develop the Prospect to a stage at which oil and gas are being produced in commercially viable quantities;
*	Procure purchasers of our commercial production of oil and gas upon such commencement;
*	Comply with applicable laws and regulations;
*	Identify and enter into binding agreements with suitable third parties (such as joint venture partners and contractors) for the Prospect;
*	Implement and successfully execute our business strategy;
*	Respond to competitive developments and market changes; and
*	Attract, retain and motivate qualified personnel.

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

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended February 28, 2013 regarding our ability to continue as a going concern. Key to this determination is our lack of any historical revenues and its accumulated loss of $1,333,173 since inception. Management plans to try to fund our company primarily through the raising of capital through the sale of our equity securities, a farm-in transaction or the sale of ownership in our Australia Subsidiary, although there can be no assurance of success in this regard. There can be no assurance that we will be successful in achieving this objective, becoming profitable, or continuing our business without either a temporary interruption or a permanent cessation.

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

OUR MANAGEMENT OWNS A LARGE PERCENTAGE OF OUR OUTSTANDING STOCK, AND CUMULATIVE VOTING IS NOT AVAILABLE TO STOCKHOLDERS.

Our current senior management owns approximately 71% of our outstanding common stock as of the date of this Report. Cumulative voting in the election of directors is not authorized in our First Amended and Restated Articles of Incorporation. Accordingly, it is not permitted as a matter of law. As a result, the holder or holders of a majority of our outstanding shares of common stock may elect all of our directors. Management's large percentage ownership of our outstanding common stock will enable them to maintain their positions as such and thus their control of our business and affairs.

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

WE ARE REQUIRED TO COMPLY WITH SECTION 404 OF THE SARBANES OXLEY ACT OF 2002.

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

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors because we have been a “shell” company for some period of time. Possibly if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Although we intend to bolster our corporate governance during fiscal 2014 as funds are available therefor, prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

RISKS RELATING TO OUR COMMON STOCK

OUR COMMON STOCK HAS EXPERIENCED ONLY LIMITED TRADING.

Our common stock is quoted on the over-the-counter markets under the name "Discovery Energy Corp." and the symbol "DENR". Previously, our common stock was quoted on the OTC Bulletin Board under the name "Santos Resource Corp." and the symbol "SANZ". The volume of trading of our common stock has been extremely limited. There can be no assurance as to the prices at which the shares of our common stock will trade in the future. Until shares of our common stock become more broadly held and orderly markets develop and even thereafter, the prices of our common stock may fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

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

FUTURE SALES OF OUR SHARES IN SIGNIFICANT VOLUMES COULD ADVERSELY AFFECT US.

Presently, 138,295,500 shares of our common stock are issued and outstanding. We believe that until recently few of these shares were eligible for public sale. However, because of the passage of time, we now believe that nearly all of these shares are either now or will soon be eligible for public sale. Most of these shares will have become eligible for public sale only recently. Accordingly, we cannot now determine the effect that the recently acquired eligibility of these shares for public sale will have on the market price of these shares or on us. However, the sale of a large number of these shares may dilute an investor's percentage of freely tradable shares, may have a depressive effect on the price of our common stock, and might also adversely affect our ability to raise additional equity capital

THE TRADING PRICE OF OUR COMMON STOCK MAY ENTAIL ADDITIONAL REGULATORY REQUIREMENTS, WHICH MAY NEGATIVELY AFFECT SUCH TRADING PRICE.

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

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKEOVER, WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR SHAREHOLDERS.

Provisions of our First Amended and Restated Articles of Incorporation and Bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt. In addition, our First Amended and Restated Articles of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences, as may be determined by our board of directors. Of this authorized preferred stock, no shares are currently issued and outstanding. Our board of directors may, without shareholder approval, issue up to 10,000,000 preferred stock with dividends, liquidation, conversion or voting rights that could adversely affect the voting power or other rights of our common shareholders.

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

For information about our oil and gas property, see "Item 1 - Business" above.

Item 3. Legal Proceedings.

We are not presently a party to any pending legal proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted in the over-the-counter markets under the name "Discovery Energy Corp." and the symbol "DENR". Previously, our common stock was quoted on the OTC Bulletin Board under the name "Santos Resource Corp." and the symbol "SANZ". Set forth below are the ranges of closing prices of our common stock for the periods indicated, as reported in the over-the-counter markets. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. Our common stock began trading on June 15, 2009. The following table reports high and low closing prices, on a quarterly basis, for our common stock within the two most recent fiscal years:

	Common Stock
2012	High	Low
First Quarter	$.155	$.155
Second Quarter	$.155	$.155
Third Quarter	$.155	$.155
Fourth Quarter	$.155	$.155

	Common Stock
2013	High	Low
First Quarter	$.20	$.155
Second Quarter	$.20	$.20
Third Quarter	$.20	$.20
Fourth Quarter	$.45	$.45

As of May 17, 2013, we had 68 common shareholders of record and 138,295,500 common shares outstanding.

We have not paid any cash dividends on our common stock, and we do not intend to pay any dividends for the foreseeable future.

Between November 30, 2012 and the date of this Report, we issued shares of our common stock in two private transaction. The first issuance involved the conversion of a short-term convertible promissory note having a principal balance of $25,000 into 300,000 shares of our common stock. The issuances of these shares is claimed to be exempt pursuant to Regulation S under the Securities Act of 1933 (the “Securities Act”). The offer or sale is made only to one person (who was not a "U.S. person") in an "offshore transaction," no "directed selling efforts" were made in the United States, and "offering restrictions" were implemented (each of the preceding terms in quotation marks being defined in Regulation S).

The second issuance involved the private placement of 4.0 million of our shares for a purchase price of $500,000. This issuance of shares is claimed to be exempt pursuant to Rule 506 of Regulation D under the Securities Act. No advertising or general solicitation was employed in offering these securities. The offering and sale was made only to one accredited investor, and subsequent transfers were restricted in accordance with the requirements of the Securities Act.

Equity Compensation Plans

We have one equity compensation plan for our directors, officer, employees and consultants pursuant to which options, rights or shares may be granted or issued. This plan is named the “Discovery Energy Corp. 2012 Equity Incentive Plan” (the “Plan”). Information on the material terms of the Plan is given below. The following table provides information as of February 28, 2013 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	5,853,000
Total	-0-	-0-	5,853,000

The following is a description of the material features of the Plan:

General. On July 30, 2012, our Board of Directors approved the Plan. The Plan provides for various equity awards to our employees, directors and officers, and certain of our consultants, to attract them, to reward them for their services, and to encourage them to continue to provide services to us.

Administration. Our Board of Directors administers the Plan, but it has the right to delegate the administration of the Plan to any compensation or other committee that it hereafter creates for such purpose. For purposes of the remainder of this section, the person administering the Plan at any time is referred to as the “Administrator.”

Eligibility. The Administrator has substantial discretion pursuant to the Plan to determine the persons to whom awards under the Plan will be made, and the amounts and restrictions imposed in connection therewith; provided, however, that generally a recipient of an award must be one of our employees, directors or officers (whether or not also an employee), or eligible consultants.

Shares Subject to the Plan. Six million (6,000,000) shares of our common stock are authorized to be awarded pursuant to the Plan, all of which were registered with the Securities and Exchange Commission. Any shares awarded and later forfeited are reacquired by us are again subject to award or sale under the Plan. Awards may be made pursuant to the Plan until no further shares are available for issuance or until July 30, 2022, whichever occurs first.

Types of Awards. The following types of awards may be granted under the Plan. All of the awards described below are subject to the conditions, limitations, restrictions, vesting and forfeiture provisions determined by the Administrator, in its sole discretion, subject to such limitations as are provided in the Plan. The Administrator, in its discretion, shall also determine the number of shares subject to any award. At the discretion of the Administrator, awards may be made subject to or may vest on an accelerated basis upon the achievement of performance related criteria, which may be established on a Company-wide basis or with respect to one or more business units or divisions or subsidiaries, and may be based upon the attainment of criteria as may be determined by the Administrator and set forth in the participant's award agreement. None of the awards available under the Plan may be granted to any participant who is not subject to U.S. Federal income tax, unless such grant would not constitute deferred compensation within the meaning of Section 409A of the Internal Revenue Code of 1986 (the “Code”).

*	Stock Grants. A stock grant is an award of shares of common stock, which may be granted outright, or (in certain cases) may not vest until after a specified period of time, or upon the satisfaction of other vesting conditions as determined by the Administrator, and which may be forfeited if conditions to vesting are not met. Participants generally receive dividend payments on the shares subject to a restricted stock grant award during the vesting period, and are also generally entitled to vote the shares underlying their awards.

*	Non-Qualified Stock Options. An award of a non-qualified stock option under the Plan grants a participant the right to purchase a certain number of shares of common stock during a specified term in the future, possibly after a vesting period, at an exercise price equal to at least 100% of the fair market value of the common stock on the grant date. The term of a non-qualified stock option may not exceed 10 years from the date of grant. Payment of the exercise price of a non-qualified stock option may be made in cash or, if permitted by the Administrator, by tendering shares of common stock owned by the participant and acquired at least six (6) months prior to exercise, having a fair market value equal to the exercise price, by a combination of cash and shares of common stock or by authorizing the sale of shares otherwise issuable upon exercise, with the sale proceeds applied towards the exercise price. Additionally, the Administrator may provide that stock options can be net exercised - that is exercised by issuing shares having a value approximately equal to the difference between the aggregate value of the shares as to which the option is being exercised and the aggregate exercise price for such number of shares. A non-qualified stock option is an option that does not qualify under Section 422 of the Code.

*	Stock-Based Awards. A stock-based award is a grant by us under the Plan of an equity award or an equity based award that is not a non-qualified stock option, an incentive stock option, or a stock grant. The Administrator has the right to grant stock-based awards having such terms and conditions as the Administrator may determine, including, without limitation, the grants of shares based upon certain conditions, the grant of securities convertible into shares and the grant of stock appreciation rights, phantom stock awards or stock units. The principal terms of each stock-based award will be set forth in the participant's award agreement, in a form approved by the Administrator and shall contain terms and conditions which the Administrator determines to be appropriate and in our best interests.

Previous Awards. We have awarded 147,000 shares of our common stock in an outright grant pursuant to the Plan as of February 28, 2013.

Anti-dilution. The Plan carries certain anti-dilution provisions concerning stock dividends, stock splits, consolidations, mergers, re-capitalizations and reorganizations.

Term. The Plan will expire on July 30, 2022 unless sooner terminated except as to awards outstanding on that date.

Amendment and Earlier Termination. Our Board of Directors or our stockholders may terminate the Plan prior to its scheduled termination. Our stockholders may amend the Plan in any respect at any time, except no amendment may, without the consent of a participant, alter or impair such participant's rights under any award previously granted. The administrator of the Plan has the ability to amend the Plan in certain technical ways.

Federal Income Tax Consequences. The following brief summary of the principal Federal income tax consequences of awards under the Plan is based on current Federal income tax laws. This summary is not intended to constitute tax advice and, among other things, does not address possible state or local tax consequences. Accordingly, a participant in the Plan should consult a tax advisor with respect to the tax aspects of transactions under the Plan.

*	Stock Grants. A participant who receives an outright stock grant generally will be taxed at the time a stock grant is awarded, and the amount of taxable income recognized will equal the fair market value of the shares subject to the award. A participant who receives a restricted stock grant generally will not be taxed at the time a stock grant is awarded, but will recognize taxable income when the award vests or otherwise is no longer subject to a substantial risk of forfeiture. The amount of taxable income recognized will equal the fair market value of the shares subject to the award (or the portion of the award that is then vesting) at that time. Participants may elect to be taxed based on the fair market value of the shares at the time of grant by making an election under Section 83(b) of the Code within 30 days of the award date. If an award with respect to which a participant has made such an election under Section 83(b) is subsequently canceled, no deduction or tax refund will be allowed for the amount previously recognized as income. Unless a participant makes a Section 83(b) election, dividends paid to a participant on shares of an unvested restricted stock grant will be taxable to the participant as ordinary income. If the participant made a Section 83(b) election, the dividends will be taxable to the participant as dividend income, which generally is subject to the same rate as capital gains income.

Except as provided under "Certain Limitations on Deductibility of Executive Compensation" below, we will ordinarily be entitled to a deduction at the same time and in the same amounts as the ordinary income recognized by the participant with respect to a stock grant award. Unless a participant has made a Section 83(b) election, we will also be entitled to a deduction, for federal income tax purposes, for dividends paid on awards of unvested restricted stock grants when the restrictions lapse.

*	Non-Qualified Stock Options. Generally, a participant will not recognize taxable income on the grant of a non-qualified stock option provided the exercise price of the option is equal to the fair market value of the underlying stock at the time of grant. Upon the exercise of a non-qualified stock option, a participant will recognize ordinary income in an amount equal to the difference between the fair market value of the common stock received on the date of exercise and the option cost (number of shares purchased multiplied by the exercise price per share). The participant will recognize ordinary income upon the exercise of the option even though the shares acquired may be subject to further restrictions on sale or transferability. Except as provided under "Certain Limitations on Deductibility of Executive Compensation" below, we will ordinarily be entitled to a deduction on the exercise date equal to the ordinary income recognized by the participant upon exercise.

Generally, upon a subsequent sale of shares acquired in an option exercise, the difference between the sale proceeds and the cost basis of the shares sold will be taxable as a capital gain or loss.

*	Stock-Based Awards. A participant will recognize taxable income on the grant of unrestricted stock, in an amount equal to the fair market value of the shares on the grant date. Except as provided under "Certain Limitations on Deductibility of Executive Compensation" below, we will ordinarily be entitled to a deduction at the same time and in the same amounts as the ordinary income recognized by the participant with respect to such a stock award. Other rules apply with regard to other forms of stock-based awards.

*	Withholding. We retain the right to deduct or withhold, or require the participant to remit to his or her employer, an amount sufficient to satisfy federal, state and local and foreign taxes, required by law or regulation to be withheld with respect to any taxable event as a result of the Plan.

*	Certain Limitations on Deductibility of Executive Compensation. With certain exceptions, Section 162(m) of the Code limits the deduction to us for compensation paid to certain executive officers to $1 million per executive per taxable year unless such compensation is considered "qualified performance - based compensation" within the meaning of Section 162(m) or is otherwise exempt from Section 162(m). The Plan is designed so that options and SAR’s qualify for this exemption, and it permits the Administrator to grant other awards designed to qualify for this exemption.

*	Treatment of "Excess Parachute Payments. The accelerated vesting of awards under the Plan upon a change of control of our company could result in a participant being considered to receive "excess parachute payments" (as defined in Section 280G of the Code), which payments are subject to a 20% excise tax imposed on the participant. We would not be able to deduct the excess parachute payments made to a participant.

Item 6. Selected Financial Data.

Not applicable.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Our company, Discovery Energy Corp., f/k/a "Santos Resource Corp.," was incorporated under the laws of the state of Nevada on May 24, 2006. Our current business plan is to explore for and produce oil and gas from a tract of lands (the "Prospect") covered by Petroleum Exploration License (PEL) 512 (the "License") in the State of South Australia. We adopted this business plan near the end of our fiscal 2012, after having previously abandoned our initial business plan involving mining claims in Quebec, Canada and after we had been dormant from a business perspective for a period of time. In connection with the adoption of our current business plan, we had a change in control of our company, a change in our management, a change in our corporate name, and a change of our status from a “shell” company, as that term is defined in Rule 405 of the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.

During our fiscal 2013, we made significant strides in our new business plan, as the License was formally granted after the satisfaction of a number of significant preconditions to the grant. To further our new business plan, we are currently involved in efforts to complete a major capital raising transaction or to procure a major joint venture partner. The achievement of either of these goals (or some combination of the two) would likely enable us to start the development of the Prospect in a meaningful way. We have no assurance that we will be successful in achieving either of the preceding goals.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations as of February 28, 2013 are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material. The footnotes to our financial statements contain critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements. These policies should be reviewed to understand our financial condition and results of operations.

Results of Operations

Financial results for the year ended February 28, 2013 are not directly comparable to financial results for the year ended February 29, 2012. As noted above, we changed our business during January 2012 (the next-to-last month of fiscal 2012). This change in focus resulted in a markedly elevated level of business activity and a corresponding increase in expenses.

Comparison of Year Ended February 28, 2013 to Year Ended February 29, 2012

Our results of operation for the fiscal years ended February 28, 2013 and February 29, 2012 are summarized in the table below:

	Fiscal Year Ended February 28	Fiscal Year Ended February 29
	2013	2012

Revenue	$-	$-
Operating Expenses	$963,671	$114,878
Other (income)/expenses	$25,593	$(19,864)
Net Loss	$989,264	$95,014

Our operating expenses for the fiscal years ended February 28, 2013 and February 29, 2012 are outlined in the table below:

	Fiscal Year Ended February 28	Fiscal Year Ended February 29
	2013	2012

General and Administrative	$148,268	$1,172
Exploration Costs	$257,820	$29,740
Professional Fees	$329,289	$83,634
Travel	$219,097	$131
Rent	$9,197	$201
Total	$963,671	$114,878

Revenues. We did not earn any revenues for either the year ended February 28, 2013 or the year ended February 29, 2012. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter the commercial production.

Expenses. As discussed earlier in this Report, late in fiscal 2012 we experienced a change of control, ceased to be a “shell company”, repurposed our business to oil and gas exploration and acquired an option on a South Australian oil and gas property. This year, fiscal 2013, reflects a full 12 months of activity under the new board and management in pursuit of our new goals. The total expenses incurred during fiscal 2013 reflect this marked increase in activity and were approximately $848,000 more than the amount recorded in fiscal 2012.

The largest component of our fiscal 2013 expenses was Professional Fees and represents the largest difference from fiscal 2012, increasing by nearly $246,000. Legal, Investment Banking and Accounting/Audit/Tax billings are the major cost elements of the Professional Fees incurred this fiscal year and each of these elements is approximately equal in contribution. Substantial legal support was necessary to revise our License acquisition arrangement with Liberty Petroleum Corporation (“Liberty”), change our company name, complete negotiations with certain South Australian native peoples (a prerequisite to receiving the License), establish an Australian subsidiary and close our arrangement with Liberty following the issuance of the License directly to us. Investment Banking advisory fees were incurred as a result of our institutional fund raising efforts. Establishing a new audit relationship, establishing a comprehensive accounting and financial reporting system geared toward an operating company, and reviewing historic tax returns and positions meant substantially higher costs in the Accounting/Audit/Tax area during fiscal 2013.

Exploration Costs this fiscal year were $257,830 or about $228,000 greater than last year. During the twelve-months ending February 28, 2013, we completed an initial resource assessment of the PEL 512 License area, acquired and reprocessed over 50 square miles of 3D seismic data shot by others, assessed several initial drilling targets and outlined alternative areas for new seismic data acquisition. The expenditures accumulated as Exploration Costs exceed the amount included by Liberty in its winning bid for PEL 512. Management believes the character of the work performed in combination with the monies spent will qualify us as having met the initial year requirements to maintain the License.

Travel expenses were incurred in conjunction with our efforts to raise capital in Europe and Asia and our visits in Australia with government officials and potential joint venture partners. These activities were aimed at both securing directly the License and raising funds for our initial plan of development for the Prospect. Funding was sought where the most interest was shown by a multiple of different potential investors.

General and Administrative expenses were nearly $148,000 during fiscal year 2013 compared to $1,172 during fiscal 2012. The level of this year’s cost reflects the services and materials required to sustain an active SEC reporting exploration-stage company. These included communications and web presence, printing maps, brochures and presentations to support financing discussions, stock transfer services and maintenance fees paid to the native peoples in South Australia, as required under the native title agreements to which we are a party.

Other (income)/expenses. During fiscal 2013, we had a foreign exchange loss of $5,945 combined with $171 in other losses and $19,477 in interest expense. The amoritization of the debt discount is included in interest expense. During fiscal 2012, we had a foreign exchange gain of $1,884 combined with a gain on settlement of accounts payable amounting to $17,980.

Net loss. In view of this year’s dramatic increase in business activity and the expenses related thereto, our net loss for the 12 months ending February 28, 2013 increased to $989,264 (or $0.01 per-share) compared to our net loss during our last fiscal year ending February 29, 2012 of $95,014 (or $0.00 per-share).

Liquidity and Capital Resources

Since the change in our corporate direction in January 2012, we have financed our business primarily through private placements of common stock. During this fiscal year ended February 28, 2013, we completed three rounds of financing in which we raised total "seed" capital in the amount of $2,308,750 resulting in the issuance of 18,470,00 shares of our common stock..

As of February 28, 2013, we had cash in the amount of $430,007, and we had a working capital deficit of $327,909. As of February 29, 2012, we had cash in the amount of $504,742 and a working capital surplus of $1,154,355. As of May 15, 2013, we had the US$ equivalent of approximately $101,525 cash on hand, after an early principal payment described below and other payments that reduced the Accounts Payable balances (both third party and related party) to less than $16,000 as of the same date. The bulk of the current year working capital deficit is associated with two promissory notes totaling $650,000 due Liberty. These notes are due within six months of our year-end. One Liberty note with an original balance due of $500,000 was renegotiated in March 2013. In consideration for a $100,000 early principal payment, the maturity date was reset to June 12, 2013. The second note having a principal amount of $150,000 becomes due on July 26, 2013. The majority of last year’s working capital surplus was composed of refundable deposits totaling $750,000 made toward the acquisition of the License from Liberty.

Given the amount of cash on hand, we anticipate raising a minimum of $1,000,000 of additional funds in the near term for operating expenses and to retire the Liberty notes. We intend to do this by common stock private placements. or through short-term loans. We have no assurances that we will be successful in raising required additional funds. Our failure to do so could have adverse consequences for us, including our inability to continue our new business plan, which could result in a complete loss of stockholders' equity.

Our exploration work this year meets or exceeds the first year work requirement under theLicense, in management’s view. However, we will need to obtain additional financing, above that discussed above, before we can implement the initial phase of our current plan of operation. This includes monies to meet the second-year work commitment with respect to the License, which begins late in October 2013. Moreover, we expect to need a substantial amount of funds to develop the Prospect. In addition to the preceding, we will need working capital in amounts not now determinable.

Between August 2013 and the end of October 2014, we estimate that at least US$7.0 million of additional capital will be required to continue operations and satisfy our year-two obligations in connection with the maintenance of the License. This amount will be needed before we are able to commence production on the Prospect. Accordingly, this amount must be raised. Moreover, this amount would not allow us to develop the Prospect in any meaningful way.

During October 2012, we engaged the services of a corporate finance firm based in London regulated by the British Financial Services Authority. This firm assisted us in connections with our efforts to complete a major capital raising transaction by introducing us to a number of potential investors and joint venture partners. We and this firm recently modified our agreements so that this firm is not expected to introduce us to any further potential investors or joint venture partners, and we will no longer pay a monthly fee to it. However, we continue discussions with at least two potential investors and joint venture partners introduced to us by this firm. If we ultimately enter into a transaction with any person introduced to us by this firm, we will owe to this firm the fees described in footnote 2 to the financial statements contained in this Report. We have no assurance that we will ever enter into such a transaction.

Another source of funding under investigation is the sale of a portion of our interest in the Prospect to a joint venture partner for a cash payment and/or a work commitment. We have had preliminary discussions with several companies to become joint venture partners. To obtain the maximum combination of cash and work commitment in connection with the sale of an interest in the Prospect, we have reprocessed the existing 3D seismic data relating to a portion of the Prospect, and we may seek to add further value by completing a 3D seismic survey over other portions of the Prospect. We have no assurance that we will secure a joint venture partner. Moreover, it is unlikely that a joint venture arrangement will help with our immediate cash needs, but (if secured) one would help with our longer-term cash needs.

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

We are currently developing a more aggressive work plan for the Prospect than has been included in the License bid. This plan is expected to include acceleration in the shooting of new 3D seismic ($3.7 - 4.2 million) and early (versus the bid work plan) exploratory drilling ($6.9 – 10.7 million). Assuming availability of funding, timely governmental approvals, and access to proper equipment and trained personnel, we feel that US$ 15.0 million or more can be productively invested within the Prospect during the first three years following the issuance of the License.

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

Production from our exploration and drilling efforts would provide us with cash flow. The proven reserves associated with production would increase the value of our rights in the Prospect. This, in turn, should enable us to obtain bank financing (after the wells have produced for a period of time to satisfy the related lender). Both of these results would enable us to continue with our initial drilling activities. In fact, cash flow and debt financing are as critical to our plan of operation in the long run as the procurement of a joint venture partner or completion of a significant institutional financing. Management believes that, if our plan of operation progresses (and production is realized) as planned, sufficient cash flow and debt financing will be available for purposes of properly pursuing our plan of operation, although we can make no assurances in this regard.

To conserve on our cash requirements, we may try to satisfy our obligations by issuing shares of our common stock, which will result in dilution to our existing stockholders.

Known Trends

Management believes that it has discerned the following trends relevant to us:

*	The world’s economic weight will continue to shift from west to east, as a number of Asian economies (predominantly China) continue to grow at a rate above the remainder of the world. This shift should continue the recent increases in Australia’s energy production, both value and quantity.
*	Considerable investment in the Australian oil and gas industry should continue. These should also continue the importance of Australia as a leading energy exporter. Various large liquefied natural gas facilities in Western Australia, Queensland and the Northern Territory are in various stages of construction and are some of the largest LNG projects ever undertaken in Australia. These facilities should open up large export markets.
*	Australia is currently the world’s fourth-largest LNG exporter and the Australian petroleum industry is aiming to make the country the world’s first or second largest LNG exporter by 2020. The industry is targeting production of at least 60 million tonnes per annum (mtpa) by 2020, up from 2009 production of 16.71mtpa. (Source: APPEA website)
*	The broader, general Australian economy should continue to change structurally, as the oil and gas industry increases in importance. The oil and gas industry currently represents around 2.0% of Australia’s gross domestic product, but this percentage is expected to grow. This structural change should lead to economic advancement and rising living standards. However, the adjustment pressures and economic disruptions involved as resources shift from lower to higher productivity sectors could come under substantial political pressure. The rapid growth of the oil and gas industry is thought to play a part in the appreciation of the Australian dollar and consequent weakness in areas such as manufacturing and tourism.

*	As alluded to above, challenges created by the rapid growth of Australia’s oil and gas sector (in terms of the Australian oil and gas industry, the general Australian economy, the environment, sustainability, labor markets, and the like) will continue to be addressed. The resolution of these challenges by policy makers cannot now be determined. For example, calls have been made for Australia to establish a sovereign wealth fund to capture the benefits from high resource prices. A sovereign wealth fund can be used to meet particular policy objectives but needs to be carefully designed to minimize distortions between sectors and to ensure that funds are appropriately quarantined. The ultimate outcome of this situation cannot now be determined. However, any unwarranted regulatory interference in this sector could potentially undermine economic payoffs. Any new rigidities or constraints will ultimately lower overall economic welfare.
*	The availability of required labor could cause challenges. For large capital-intensive projects, the capital expenditure phase will necessarily involve increased reliance on mostly temporary workers. This places greater onus on improving labor mobility and flexibility to enable workers to be deployed in their most productive capacity. Various innovative solutions are available and a mix of strategies will be needed to manage sensitivities around fly-in/fly-out workers and higher levels of skilled migration.

Off-balance Sheet Arrangements

During the year ended February 28, 2013, we had no off-balance sheet arrangements.

Our Historical Business

Our historical business involved the proposed exploration and development of a 75% interest in and to 18 mineral claims covering approximately 900.75 hectares (9.01 km2) called the Lourdeau Claims in the La Grande geological area of Quebec, Canada. Management intends to allow these claims to expire in accordance with their terms on July 18, 2013, so that management can devote its entire attention to our new business.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of February 28, 2013 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

In performing the assessment, management noted the following:

*	We lack an independent audit committee
*	The staffing and supervision within our bookkeeping operations prevents us from segregating duties within our internal control system.
*	We have an insufficient number of independent directors

Our management believes that the preceding factors raise a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and that it should therefore be considered a material weakness in our internal control over financial reporting. Because of this material weakness, our management believes that as of February 28, 2013, our company's internal controls over financial reporting were not effective. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses, although we intend to add additional independent directors as soon as we find qualified persons willing to serve as such. We will not be able to remediate some of these material weaknesses until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended February 28, 2013, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Current Management

Our directors and executive officers are as follows:

Name	Age	Positions
Keith D. Spickelmier	51	Chairman of the Board
Keith J. McKenzie	49	Director & Chief Executive Officer
Michael D. Dahlke	64	President and Chief Operating Officer
William E. Begley	58	Director, Chief Financial Officer & Treasurer

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

William E. Begley – Mr. Begley has been our Chief Financial Officer and Treasurer since January 2012. He has been a Director of ours since May 2012. Mr. Begley has more than 25 years of energy industry and finance experience, and began his career with British Petroleum (BP). He has also held senior positions in energy banking including Solomon, Inc. and was recently President of Stone & Webster Management Consulting, specializing in the design and development of major energy projects. As a leading energy advisor in Australia, Mr. Begley was instrumental in the development of the liberalized natural gas markets in Australia and Victoria specifically, with Gas & Fuel Victoria, and in the development of VENCorp, the natural gas trading and scheduling exchange in Australia. Mr. Begley also has a strong background in leading major capital energy projects including LNG, Methanol, and related petro-chemical and gas monetization projects, which will complement ongoing Company initiatives. In addition, he has also been involved in over $100 billion in energy related mergers and acquisitions, initially with Solomon, Inc. and more recently on an independent basis through WEBGruppeGmbH. Mr. Begley recently served as Chief Financial Officer and Treasurer for Magellan Petroleum Corporation. His graduate JD/MBA studies are in international business and energy law. Mr. Begley graduated in 1976 with a B.A. from St. Michaels’ College in Vermont.

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

Board Leadership Structure and Role in Risk Oversight

In early May 2012, our Board of Directors elected Keith D. Spickelmier as the chairman of the Board. Mr. Spickelmier is not a member of our management. During the remainder of fiscal 2013, Mr. Spickelmier emerged as a driving force behind our company’s business, and he is now serving as our non-management executive chairman. In such capacity, Mr. Spickelmier will continue to have typical board chair duties, such as serving as a liaison between the other board members and management, reviewing and approving materials to be sent to the board, working with management and other directors to develop agendas for board meetings, helping build consensus on proposed board actions, and serving as the chair of board and stockholder meetings. However, as executive chairman, Mr. Spickelmier’s duties will be broader, and he will continue to have an active role in developing and implementing business strategy, and he is expected to continue to provide hand-on assistance in our high level pursuits, especially pertaining to financing and other extraordinary corporate transactions.

Notwithstanding Mr. Spickelmier’s expansive role, Keith J. McKenzie remains our Chief Executive Officer. While Messrs. Spickelmier and McKenzie’s duties may overlap on occasion, Mr. McKenzie will be more responsible for our operations. We believe a board leadership structure involving one person serving as executive chairman and another as chief executive officer is best for our company and our stockholders. We believe this structure achieves a greater degree of independence in the leadership of the Board without losing the benefit of Mr. Spickelmier’s business skills and leadership capabilities. Further, we believe this separation improves the Board’s oversight of management, provides greater accountability of management to stockholders,, and allows the chief executive officer to focus on managing our business operations, while allowing the executive chairman to focus on more effectively leading the Board and overseeing our general strategic direction and extraordinary transactions.

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

Committees and Director Selection

Until the change in our business focus in January 2012, we had been a "shell company" as defined in the Rule 405 of the Securities Act of 1933, as amended, and Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As a result, we did not need and did not implement extensive corporate governance procedures. Our new management intends to adopt such procedures in due course, most likely in our current fiscal year.

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

Our full Board of Directors now serves as our audit committee, which consists of our three directors. Our Board of Directors has determined that each of Keith D. Spickelmier and William E. Begley qualifies as an "audit committee financial expert," as such term is defined by rules of the U.S. Securities and Exchange Commission. Neither of Messrs. Spickelmier or Begley is “independent,” as is discussed below.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the U.S. Securities and Exchange Commission and furnish us with copies of all such Section 16(a) forms. To the best of our knowledge based solely on information available to us, each of Keith J. McKenzie and William E. Begley filed two days late one Form 4 regarding their separate acquisition of shares in connection with the issuance of the License.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table set forth below contains certain information as of May 1, 2013 concerning the beneficial ownership of common stock (i) by each person who is known by us to own beneficially more than 5% of the outstanding common stock; (ii) by each director and executive officer; and (iii) by all directors and executive officers as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of May 1, 2013 are treated as outstanding only for determination of the number and percent owned by such group or person. The address for all persons listed in the table is One Riverway Drive, Suite 1700, Houston, Texas 77056.

Name and Address of	Beneficial Ownership (1)
Beneficial Owner	Number	Percent
Keith D. Spickelmier	50,000,000	36.15%
Keith J. McKenzie	36,705,460	26.54%
William E. Begley	11,102,924	8.03%
Michael D. Dahlke	2,501,616	1.81%
All directors and executive officers as a group (four persons)	100,310,000	72.53%

(1)	Includes shares beneficially owned pursuant to options, warrants and convertible securities exercisable or convertible within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

Assignment of Liberty Agreement. During fiscal 2013, we completed the transactions by which our Australian subsidiary received the formal grant of the Petroleum Exploration License (PEL) 512 (the "License") in the State of South Australia. One of these transactions involved the assignment to us by Keith D. Spickelmier, now (but not then) our Chairman of the Board, of an agreement (as amended and restated, the "Liberty Agreement") with Liberty Petroleum Corporation (“Liberty”). The Liberty Agreement granted to Mr. Spickelmier the right to negotiate an option to acquire the License upon its issuance. The purchase price for the assignment of Mr. Spickelmier’s rights in the Liberty Agreement was as follows:

*	$50,000 in cash – This amount was paid shortly after the assignment of the Liberty Agreement.
*	$100,000 deferred payment - This amount was paid after the issuance of the License.
*	Twenty million shares of our common shares – These shares were issued upon the assignment of the Liberty Agreement.
*	Fifty-five million shares of our common shares - These shares were issued to Mr. Spickelmier and his designees (all of whom constitute other members of our management) after the issuance of the License, in the following denominations:

Keith D. Spickelmier – 30,000,000 shares

Keith J. McKenzie - 16,700,000 shares

William E. Begley - 7,500,000 shares

Mark S. Thompson – 800,000 shares

Related Party Transactions Policies

We have not adopted any policies and procedures for the review, approval, or ratification of any related party transactions. Our new management intends to adopt such procedures in due course, most likely in our current fiscal year.

Independence of Directors

Nasdaq Marketplace Rule 4200(a)(15) sets forth the standards regarding director independence for companies with securities included for trading in the NASDAQ Stock Market (the “NASDAQ”). Although our securities are not included for trading in the NASDAQ, we use the standards set forth in Rule 4200(a)(15) for determining whether or not each of our directors is "independent." We have determined that, as of the date of this Annual Report, none of our directors is "independent” in accordance with the Rule 4200(a)(15) independence standards.

Item 14. Principal Accountant Fees and Services

Our independent auditor during fiscal 2013 and fiscal 2012 was MaloneBailey, LLP. During fiscal 2013 and fiscal 2012, the aggregate fees that we paid to our independent auditors for professional services were as follows:

	Year Ended Last Day of February
	2013	2012
Audit Fees (1)	$28,750	$34,750
Audit-Related Fees	N/A	N/A
Tax Fees	N/A	N/A
All Other Fees	N/A	N/A

(1)	Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-Q.

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
Agreement dated June 26, 2012 between Liberty Petroleum Corporation and us regarding the advance payment of a portion of the purchase price for an assignment of Petroleum Exploration License (PEL) 512 is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 29, 2012, Exhibit 10.1
10.8	Deed (Pursuant to Section 31 of the Native Title Act 1993) among (a) Honorable Tom Koutstantonis, Minister for Mineral Resources and Energy, for and on behalf of the State of South Australia, (b) Discovery Energy SA Ltd, (c) Edward Lander, Rhonda Gepp-Kennedy, one signatory whose name was withheld for cultural reasons, Sylvia Stuart, Irene Kemp and David Mungerannie, for and on behalf of the Dieri Native Title Holders, and (d) the Dieri Aboriginal Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on September 7, 2012, Exhibit 10.1
10.9	Second Amendment dated August 31, 2012 to Assignment dated effective January 13, 2012 executed by Keith D. Spickelmier in favor of the Company is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on September 7, 2012, Exhibit 10.2
10.10	Engagement agreement dated effective October 11, 2012 between Chrystal Capital Partners LLP and us is incorporated herein by reference to our Quarterly Report on Form 10-Q for the third quarter of fiscal 2013 (SEC File No. 000-53520) filed with the SEC on January 18, 2013, Exhibit 10.1
10.11	Promissory Note dated October 26, 2013 executed by us in favor of Liberty Petroleum Corporation in the original principal amount of $500,000 is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on March 13, 2013, Exhibit 10.1
10.12	Promissory Note dated October 26, 2013 executed by us in favor of Liberty Petroleum Corporation in the original principal amount of $150,000 is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on March 13, 2013, Exhibit 10.2
10.13	First Amendment to Promissory Note (Six-Month) dated March 7, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on March 13, 2013, Exhibit 10.3
14.1	Code of Ethics is incorporated herein by reference to our Registration Statement on Form S-1 (SEC File No. 333-152324) filed with the SEC on July 14, 2008, Exhibit 14.1.
21.1	Subsidiaries – filed herewith.
31.01	Sarbanes Oxley Section 302 Certifications - filed herewith
31.02	Sarbanes Oxley Section 906 Certifications - filed herewith
99.1	Our 2012 Equity Incentive Plan (filed as Exhibit 4.1 to our Registration Statement on Form S-8 (SEC File No. 333-183025) filed August 2, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Discovery Energy Corp.

(f/k/a Santos Resource Corp.)

(An Exploration Stage Company)

Houston, Texas

We have audited the accompanying consolidated balance sheet of Discovery Energy Corp. and its subsidiary (f/k/a Santos Resource Corp.) (an exploration stage company) (collectively, the “Company”) as of February 28, 2013 and February 29, 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from May 24, 2006 (inception) through February 28, 2013. The consolidated financial statements for the period from May 24, 2006 (inception) through February 28, 2011 were audited by other auditors whose report expressed an unqualified opinion on those financial statements. Our opinion on the consolidated statements of operations, stockholders’ equity, and cash flows for the period from May 24, 2006 (inception) through February 28, 2013, insofar as it relates to amounts for prior periods through February 28, 2011 is based solely on the report of the other auditor. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Discovery Energy Corp. and its subsidiary as of February 28, 2013 and February 29, 2012 and the results of their operations and their cash flows for the years then ended and for the period from May 24, 2006 (inception) through February 28, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE BAILEY LLP

www.malone-bailey.com

Houston, Texas

May 29, 2013

Discovery Energy Corp.

f/k/a Santos Resource Corp.

(an Exploration stage company)

Consolidated Balance Sheets

	February 28,	February 29,
	2013	2012
Assets
Current Assets
Cash	$430,007	$504,742
Other receivables	-	3,828
Prepaid expenses	26,041	-
Deposit for acquisition of oil and gas license	-	730,000
Total Current Assets	456,048	1,238,570
Oil and gas property – unproved (successful efforts method)	2,421,415	-
Total Assets	$2,877,463	$1,238,570

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$22,144	$34,215
Accounts payable- related party	104,601	50,000
Other liabilities	7,212	-
Promissory notes	650,000	-
Total Current Liabilities	783,957	84,215

Stockholders' Equity
Preferred Stock- 10,000,000 shares authorized, zero issued and outstanding	-	-
Common Stock - 500,000,000 shares authorized, $0.001 par value – 138,295,500 and 60,858,500 shares issued and outstanding as of February 28, 2013 and February 29, 2012, respectively	138,296	60,859
Additional paid in capital	3,288,383	1,437,405
Deficit accumulated during the exploration stage	(1,333,173)	(343,909)
Total Stockholders' Equity	2,093,506	1,154,355
Total Liabilities and Stockholders' Equity	$2,877,463	$1,238,570

The accompanying notes are an integral part of these financial statements.

Discovery Energy Corp.

f/k/a Santos Resource Corp.

(an Exploration stage company)

Consolidated Statements of Expenses

			Cumulative From Inception
	Year Ended	Year Ended	May 24, 2006 to
	February 28,	February 29,	February 28,
	2013	2012	2013
Expenses
General and administrative	$148,268	$1,172	$150,439
Exploration costs	257,820	29,740	357,249
Professional fees	329,289	83,634	588,634
Rent	9,197	201	9,398
Travel	219,097	131	219,228
Total expenses	963,671	114,878	1,324,948

Other Income
Gain on debt for settlement of accounts payable	-	(17,980)	(17,980)
Interest expense	19,477	-	19,477
Miscellaneous income	171	-	171
Foreign exchange loss (gain)	5,945	(1,884)	6,557

Other (income) expenses	25,593	(19,864)	8,225

Net loss	(989,264)	$(95,014)	$(1,333,173)

Net loss per share – basic and diluted	$(0.01)	$(0.00)
Weighted average number of shares outstanding- basic and diluted	87,147,807	34,407,552

The accompanying notes are an integral part of these financial statements.

Discovery Energy Corp.

f/k/a Santos Resource Corp.

(An Exploration stage company)

Consolidated Statements of Stockholders’ Equity (Deficit)

From inception May 24, 2006 through February 28, 2013

				Deficit Accumulated	Total
			Additional	During the	Shareholders’
	Common Stock		Paid-in	Exploration	Equity
	Number	Par Value	Capital	Stage	(Deficit)
Balance, May 24, 2006 (date of inception), and February 28, 2007	-	$-	$-	$-	$-
Capital Stock issued for subscriptions receivable at $.0005 per share and services at $.0005 per share	31,040,000	31,040	(15,520)	-	15,520
Mineral Property Option – Starfire Minerals at $0.15 per share	75,000	75	11,175	-	11,250
Private Placement at $0.15 per share	961,500	962	143,264	-	144,226
Private Placement Fees	-	-	(4,568)	-	(4,568)
Net loss for the year	-	-	15,520	(70,888)	(55,368)
Balance, February 29, 2008	32,076,500	32,077	149,871	(70,888)	111,060
Net loss for the year	-	-	-	(92,777)	(92,777)
Balance, February, 28, 2009	32,076,500	32,077	149,871	(163,665)	18,283
Net loss for the year	-	-	-	(54,305)	(54,305)
Balance, February 28, 2010	32,076,500	32,077	149,871	(217,970)	(36,022)
Net loss for the year	-	-	-	(30,925)	(30,925)
Balance, February 28, 2011	32,076,500	32,077	149,871	(248,895)	(66,947)
Capital stock issued for oil and gas property	20,000,000	20,000	160,000	-	180,000
Capital stock issued for debt-related party	147,000	147	84,919	-	85,066
Capital stock issued for debt	155,000	155	1,240	-	1,395
Capital stock issued for subscriptions	8,480,000	8,480	1,041,520	-	1,050,000
Private placement fees	-	-	(145)	-	(145)
Net loss for the year	-	-	-	(95,014)	(95,014)
Balance, February 29, 2012	60,858,500	60,859	1,437,405	(343,909)	1,154,355

Subscription receivable proceeds	-	-	10,000	-	10,000
Capital stock issued for payable	147,000	147	29,253	-	29,400
Discount on convertible note	-	-	11,765	-	11,765
Capital stock issued upon conversion of notes payable	300,000	300	25,200	-	25,500
Capital stock issued for subscriptions	9,990,000	9,990	1,238,760	-	1,248,750
Capital stock issued for oil and gas property	67,000,000	67,000	536,000	-	603,000
Net loss for the year	-	-	-	(989,264)	(989,264)
Balance, February, 28, 2013	138,295,500	$138,296	$3,288,383	$(1,333,173)	$2,093,506

The accompanying notes are an integral part of these financial statements.

Discovery Energy Corp.

f/k/a Santos Resource Corp.

(an Exploration stage company)

Consolidated Statements of Cash Flows

			Cumulative from
			Inception
	Year Ended	Year Ended	May 24, 2006 to
	February 28,	February 29,	February 28,
	2013	2012	2013
Cash flows used in operating activities
Net loss	$(989,264)	$(95,014)	$(1,333,173)
Adjustments to reconcile net loss to net Cash used in operating activities
Shares issued for property acquisition	-	-	11,250
Amortization of debt discount	11,765	-	11,765
Gain on debt for shares issued for Settlement of accounts payable	-	(17,980)	(17,980)
Unrealized foreign exchange loss (gain)	1,221	-	3,717
Services provided by founders in Exchange for shares	-	-	15,520
Interest on convertible note	500	-	500
Changes in assets and liabilities:
Other receivable	3,828	(1,550)	-
Prepaid expenses	(26,041)	-	(26,041)
Accounts payable and accrued liabilities	129,142	13,260	182,038
Net cash used in operating activities	(868,849)	(101,284)	(1,152,404)

Cash flows from investing activities
Acquisition of oil and gas property	(438,415)	(550,000)	(988,415)
Net cash flows used in investing activities	(438,415)	(550,000)	(988,415)

Cash flows from financing activities
Subscription proceeds	10,000	-	10,000
Proceeds from note payable – related party	25,000	-	25,000
Common Stock issued	1,248,750	1,050,000	2,458,496
Private placement fees	-	(145)	(4,713)
Repayments on shareholder advances	(65,000)	-	(65,000)
Advances from shareholders	15,000	104,262	149,061
Net cash flows from financing activities	1,233,750	1,154,117	2,572,844

Foreign exchange effect on cash	(1,221)	-	(2,018)

Change in cash during the period	(74,735)	502,833	430,007

Cash beginning of the period	504,742	1,909	-

Cash end of the period	$430,007	$504,742	$430,007

Supplemental disclosures:
Interest Paid in the period	$-	$-	$-
Income Taxes Paid in the period	$-	$-	$-

Noncash investing and financing activities:
Promissory notes issued for O&G property	$650,000	$-	$650,000
Shares issued for conversion of note	$25,500	$85,066	$110,566
Discount on convertible note	$11,765	$-	$11,765
Shares issued for settlement of accounts payable	$29,400	$-	$29,400
Shares issued for O&G property	$603,000	$180,000	$783,000

The accompanying notes are an integral part of these financial statements.

Discovery Energy Corp.

f/k/a Santos Resource Corp.

(an Exploration stage company)

Notes to Consolidated Financial Statements

For the year ended February 28, 2013

1.	Nature of Operations, Continuance of Business

Discovery Energy Corp. (the "Company") was incorporated in Nevada on May 24, 2006 under the name “Santos Resource Corp.” The Company is an Exploration Stage Company. The Company's principal business is the proposed exploration and development of the 584,651 gross acres (the “Prospect”) in the State of South Australia covered by Petroleum Exploration License (PEL) 512. The Prospect involves a 100% working interest in the preceding acreage, which overlies portions of the Cooper and Eromanga basins. The Company has not presently determined whether the Prospect contains any crude oil and natural gas reserves that are economically recoverable. While the Company’s present focus is on the Prospect, the Company may consider the acquisition of other attractive oil and gas properties under the right circumstances. On May 7, 2012, the Company changed its name to Discovery Energy Corp.

In May 2012, the Company incorporated a wholly-owned Australian subsidiary, Discovery Energy SA Ltd. for purposes of acquiring the Prospect.

2.	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the near-term future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, the successful development of the Prospect or one or more alternative oil and gas properties, and the attainment of profitable operations. As of February 28, 2013, the Company has not generated any revenues and has an accumulated loss of $1,333,173 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During October 2012, the Company entered into a services agreement with Chrystal Capital Partners LLP (“Chrystal”), a corporate finance firm based in London regulated by the British Financial Services Authority. Chrystal has agreed to assist the Company in connections with its efforts to complete a major capital raising transaction of up to US$20.0 million.

The term of the Engagement Agreement was initially for two months, and it continued beyond the initial two-month period on a month-to-month basis. The Company and Chrystal recently modified their agreements so that Chrystal is not expected to introduce to the Company any further potential investors or joint venture partners, and the Company will no longer pay a monthly fee to Chrystal. Notwithstanding these modifications, Chrystal will be entitled to the success fees described below for any transaction completed within the 18-month period commenceing May 1, 2013 with any prospect previously presented by Chrystal.

Pursuant to the Engagement Agreement, the Company agreed to pay the following fees to Chrystal:

*	Monthly fees in the amount of GBP £7,500 (Sterling) (or approximately US$12,100);
*	Cash success fees generally in amounts equal to 7% of the gross amount of all funds raised;
*	A stock success fee represented by 6,472,425 shares of the Company’s common stock, which stock success fee is subject to forfeiture (see footnote 8 below); and
F-6

*	An option success fee - In the event of a successful capital raise, Chrystal will be entitled to be issued options to purchase shares of the Company’s common stock. The number of shares to be covered by the options will equal 7% of the number of shares issued in the related capital raise. The exercise price for the options will equal the sale price of the Company’s shares in the related capital raise. The options will have a term of three years in which they could be exercised, and they will feature anti-dilution provisions.

The Company also agreed to reimburse Chrystal for its expenses in connection with its services.

3.	Summary of Significant Accounting Policies

a)	Use of Estimates

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

b)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB accounting standards for "Earnings per Share", which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period would be used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no dilutive instruments outstanding at February 28, 2013 and February 29, 2012.

c)	Comprehensive Loss

FASB accounting standard for "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2013 and February 29, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of acquisition to be cash equivalents.

e)	Oil and Gas Property and Exploration Costs

The Company is in the exploration stage and has not yet realized any revenue from its planned operations. It is primarily engaged in the proposed acquisition, exploration, and development of the Prospect and the extraction of crude oil and natural gas located there under. The Company applies the successful efforts method of accounting for oil and gas properties. Under this method, exploration costs such as exploratory geological and geophysical costs, delay rentals and exploratory overhead are expensed as incurred. Costs to acquire mineral interests in crude oil and natural gas properties, drill and equip exploratory wells that find proved reserves, and drill and equip development wells are capitalized. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated. Capitalized costs of producing crude oil and natural gas properties, along with support equipment and facilities, are amortized to expense by the unit-of-production method based on proved crude oil and natural gas reserves on a field-by-field basis, as estimated by qualified petroleum engineers.

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

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with FASB’s accounting standard for "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Non-monetary assets are translated at historical exchange rates, and revenue and expense items at the average rate of exchange prevailing during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

j)	Recent Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its financial statements.

4.	Related Party Transactions

During January 2012, the Company entered into an assignment agreement (the “Assignment”) with Keith D. Spickelmier, who is now (but was not then) the Company’s Chairman of the Board. The transactions provided for by the Assignment were fully consummated in the Company’s third quarter 2013. Because Mr. Spickelmier is now the Company’s Chairman of the Board, the Company regards the consummation of the transactions provided for by the Assignment as related party transactions. Moreover, because certain transactions between Mr. Spickelmier and other members of the Company’s management required the Company to issue certain Company shares to these other members instead of Mr. Spickelmier, the Company regards these share issuances to be related party transactions with those members for purposes of this footnote.

On September 12, 2011, Mr. Spickelmier entered into an agreement (the “Liberty Agreement”) with Liberty Petroleum Corporation (“Liberty”) granting to Mr. Spickelmier an exclusive right to negotiate an option to acquire the Petroleum Exploration License (PEL) 512 (the “License”) regarding the Prospect. Per the terms of the Liberty Agreement, Mr. Spickelmier paid to Liberty a $50,000 initial deposit. In anticipation of the assignment of the Liberty Agreement to the Company, the Company paid to Liberty (a) an additional $100,000 deposit to extend the exclusive right provided for by the Liberty Agreement, and (b) an additional $200,000 deposit to modify certain terms of the Liberty Agreement, including the further extension of the exclusive right. The preceding amounts were part of the $800,000 that the Company paid to Liberty, as discussed in footnote 5 below. Subsequent to the assignment to the Company of the Liberty Agreement and pursuant to its terms, the Company reached the agreements described in footnote 5 below whereby the Company would take the direct issuance of the License in place of Liberty. The purchase price for the assignment of Mr. Spickelmier's rights in the Liberty Agreement is as follows:

*	$50,000 in cash - This amount was paid during the quarter ended May 31, 2012 to reimburse for this amount paid by Mr. Spickelmier to Liberty.
*	$100,000 in cash - This amount was paid after the issuance of the License, and after the Company and Mr. Spickelmier decided not to defer its payment.
*	Twenty million shares of the Company’s common shares valued at $180,000– These shares were issued upon the assignment of the Liberty Agreement in fiscal 2012.
*	Fifty-five million shares of the Company’s common shares valued at $495,000 – These shares became due to Mr. Spickelmier after the issuance of the License. Mr. Spickelmier assigned to other members of the Company’s management his right to receive certain of these shares. As a result, these shares were issued to the following persons in the denominations indicated:

Name of Recipient of Shares	Position with Company	Number of Shares Received
Keith Spickelmier	Chairman of the Board	30,000,000
Keith McKenzie	Director & CEO	16,700,000
William E. Begley Jr.	Director & CFO	7,500,000
Mark S. Thompson	Corporate Secretary	800,000

On October 4, 2012 a promissory note was issued to Mark Thompson, the Company’s corporate secretary, with aggregate principal amount of $25,000. See description in footnote 6.

A shareholder loaned the Company $85,066 during the period April 2007 to February 29, 2012. In January 2012, the amount was repaid through the issuance of 147,000 common shares. The shares were valued at $0.009 per share. As of February 28, 2013, the Company owed $104,601 to certain Company officers for reimbursement of travel expenses.

5.	Oil and Gas Properties

On October 26, 2012, the South Austrailian Minister of Regional Development (the “Minister”) granted and issued the License in the name of the Company’s wholly owned subsidiary Discovery Energy SA Ltd. Originally, Liberty was the winning bidder for the License. The Company entered into agreements with Liberty whereby Liberty agreed to sell the License to the Company upon its issuance. Eventually, the Company and Liberty modified their agreements so that the Company would take the direct issuance of the License in place of Liberty. For Liberty's agreements to allow the Company to be issued the License, the Company agreed to remit to Liberty the following consideration:

*	Cash in the amount of $800,000 - All of this cash amount was paid to Liberty prior to the issuance of the License.
*	Two promissory notes with an aggregate principal amount of $650,000, one in the amount of $500,000 becoming due six months after the issuance of the License, and the other in the amount of $150,000 becoming due nine months after the issuance of the License – These notes were issued after the issuance of the License. These notes are further described in footnote 6.
*	Twelve million shares of the Company’s common stock - All of these shares became due to Liberty after the issuance of the License, and Liberty agreed not to sell more than 10% of the shares received in any three-month period

In addition to the preceding, Liberty was allowed to retain a 7.0% royalty interest relating to the License.

The compensation paid for the acqusition of the exclusive right to negotiate with Liberty to acquire the License is described in footnote 4 above.

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

6.	Notes Payable

Two promissory notes were issued on October 26, 2012 to Liberty upon delivery of the License with aggregate principal amount of $650,000. The original terms of the notes were:

(i)	One note in the original principal amount of $500,000 (originally due on April 26, 2013) is now due on June 12, 2013.

(ii)	The other note in the original principal amount of $150,000 is due on July 26, 2013.

(iii)	Both notes bear interest at a floating rate equal to the one month term LIBOR rate, plus an additional 3%. Interest expense amounting to $7,212 is included in other liabilities as of February 28, 2013.

On October 4, 2012 a promissory note was issued to Mark Thompson, the Company’s corporate secretary, with aggregate principal amount of $25,000, with a conversion feature amounting to 300,000 shares of the Company’s common stock. The loan was due to be paid or converted on or before February 4, 2013 with interest accruing monthly at 6%. At Mr. Thompson’s option, the note was converted into 300,000 shares of the Company’s common stock on February 4, 2013. In connection with the issuance of this convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, “Embedded Derivatives”, and determined the note and the conversion feature did not qualify as derivatives. The Company also evaluated the note for a beneficial conversion feature under ASC 470-20, “Debit with Conversion and Other Options”, and determined a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature of the convertible note was $11,765 and was recorded as a debt discount. The Company fully amortized the debt discount as of February 28, 2013, which is included in interest expense.

7.	Income Taxes

The significant components of deferred income tax assets at February 28, 2013 and February 29, 2012 are as follows:

	February 28, 2013	February 29, 2012
Deferred Tax Asset
Capitalized Geological/Geophysical	68,272	7,584
Federal Net Operating Loss	299,592	35,213
Less: Valuation Allowance	$(367,864)	(42,797)
Net Deferred Tax Asset	$-	$-

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

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended February 28, 2013 and February 28, 2012. At February 28, 2013, the Company has net operating loss carry forwards, which expire commencing in 2028, totaling approximately $881,152.

Reclassifications- certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net loss, working capital or equity previously reported.

8.	Common stock

During the year ended February 28, 2013, the Company sold an aggregate 9.99 million common shares from a private placement offering at a price of $0.125 per share for total proceeds of $1,248,750.

On February 4, 2013, 300,000 shares were issued upon conversion of a $25,000 Note and interest of $500. See footnote 6 above.

On September 19, 2012, 147,000 shares were issued as settlement of an accounts payable balance in the amount of $29,400.

In connection with its agreement with Chrystal (see footnote 2 above), the Company issued 6,472,425 shares of its common stock pursuant to a Restricted Share Award Agreement. Generally, if Chrystal fails to present timely a fund raising transaction that the Company accepts, these shares will be forfeited and returned to the Company. As the delivery of these shares is contingent, they are not considered outstanding within the context of these financial statements nor are they consdered in the computation of fully diluted earning per share.

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

During fiscal 2012, the Company has sold an aggregate of 8.48 million common shares from a private placement offering at a price of $0.125 per share for total proceeds of $1,050,000 net offering cost of $145. Of the 8.48 million common shares 800,000 common shares were sold to William Begley, who is now but was not then the Company’s CFO, at a price of $0.125 per share for total proceeds of $100,000.

During fiscal 2012, the Company issued 20 million shares valued at $180,000 to Keith D. Spickelmier related to the assigment of the Liberty agreement.

During fiscal 2012, the Company issued 155,000 common shares at $0.009 for the settlement of accounts payable of $19,375. A gain of $17,980 is recorded in other income.

9.	Subsequent Events

On March 7, 2013, in consideration of a partial payment of the outstanding principal on the $500,000 Liberty Note in the amount of $100,000, the Company and Liberty agreed to amend the $500,000 Note so that the remaining outstanding principal amounting to $400,000 and accrued interest will become due and payable on June 12, 2013.

The Company recently modified its Engagement Agreement with Chrystal Capital Partners LLP (“Chrystal”) so that Chrystal is not expected to introduce the Company to any further potential investors or joint venture partners, and the Company will no longer pay a monthly fee to Chrystal. Moreover, the Company and Chrystal provided that the 18-month trailing period provided for in the Engagement Agreement (during which Chrystal would be entitled to a success fee for transactions with prospects introduced by Chrystal) began on May 1, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

discovery energy Corp.
By:	/s/ Keith J. McKenzie
Keith J. McKenzie
Chief Executive Officer
Date: May 29, 2013

In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Keith J. McKenzie
Keith J. McKenzie
Director, Chief Executive Officer (Principal executive officer)
Date: May 29, 2013

/s/ Keith D. Spickelmier
Keith D. Spickelmier
Director
Date: May 29, 2013

/s/ William E. Begley
William E. Begley
Director, Chief Financial Officer (Principal financial and accounting officer)
Date: May 29, 2013