Form 10-Q
period 2013-05-31
Discovery Energy Corp.
filed 2013-07-15
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 138,295,500 common shares as of July 12, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp.

(an Exploration stage company)

Balance Sheets

(Unaudited)

	May 31,	February 28,
	2013	2013
Assets
Current Assets
Cash	$85,884	$430,007
Prepaid expenses	9,696	26,041
Total Current Assets	95,580	456,048
Oil and gas property – unproved (successful efforts method)	2,421,415	2,421,415
Total Assets	$2,516,995	$2,877,463

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$9,522	$22,144
Accounts payable- related party	40,108	104,601
Other liabilities	11,765	7,212
Promissory notes	550,000	650,000
Total Current Liabilities	611,395	783,957

Stockholders' Equity
Preferred stock- 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock - 500,000,000 shares authorized, $0.001 par value –138,295,500 shares issued and outstanding as of May 31, 2013 and February 28, 2013	138,296	138,296
Additional paid in capital	3,288,383	3,288,383
Accumulated other comprehensive income (loss)	(4,449)	-
Deficit accumulated during the exploration stage	(1,516,630)	(1,333,173)
Total Stockholders' Equity	1,905,600	2,093,506
Total Liabilities and Stockholders' Equity	$2,516,995	$2,877,463

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp.

(an Exploration stage company)

Statements of Expenses and Other Comprehensive Income (Loss)

(Unaudited)

			Cumulative
	Three	Three	From Inception
	Months Ended	Months Ended	(May 24, 2006) To
	May 31,	May 31,	May 31,
	2013	2012	2013
Expenses
General and administrative	$27,600	$16,178	$178,039
Exploration costs	35,164	47,511	392,413
Professional fees	65,706	70,075	654,340
Rent	3,184	2,065	12,582
Travel	47,425	3,161	266,653
Total expenses	179,079	138,990	1,504,027

Other (Income) Expenses
Gain on debt for settlement of accounts payable	-	-	(17,980)
Interest expense	4,554	-	24,031
Miscellaneous income	(42)	(2,821)	129
Foreign exchange loss/(gain)	(134)	1,359	6,423

Other (income) expenses	4,378	(1,462)	12,603

Net loss	$(183,457)	$(137,528)	$(1,516,630)

Comprehensive loss
Net loss	(183,457)	(137,528)	(1,516,630)
Foreign currency translation adjustments	(4,449)	-	(4,449)
Total comprehensive loss	$(187,906)	$(137,528)	$(1,521,079)

Net loss per share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	138,295,500	62,008,065

The accompanying notes are an integral part of these unaudited interim fnancial statements.

Discovery Energy Corp.

(an Exploration stage company)

Statements of Cash Flows

(Unaudited)

			Cumulative from
	Three Months	Three Months	Inception
	Ended	Ended	May 24, 2006 to
	May 31, 2013	May 31, 2012	May 31, 2013

Cash flows used in operating activities
Net loss	$(183,457)	$(137,528)	$(1,516,630)
Adjustments to reconcile net loss to net Cash used in operating activities
Shares issued for property acquisition	-	-	11,250
Amortization of debt discount		-	11,765
Gain on debt for shares issued for Settlement of accounts payable	-	-	(17,980)
Unrealized foreign exchange loss (gain)	-	-	3,717
Services provided by founders in Exchange for shares	-	-	15,520
Interest on convertible note			500
Changes in assets and liabilities:
Prepaid expenses	16,345	(4,842)	(9,696)
Accounts payable and accrued liabilities	(72,562)	17,481	109,476
Net cash used in operating activities	(239,674)	(124,889)	(1,392,078)

Cash flows from investing activities
Acquisition of oil and gas property	-	-	(988,415)
Net cash flows used in investing activities

Cash flows from financing activities
Subscription proceeds	-	-	10,000
Proceeds from notes payable-related party	-	-	25,000
Repayments on promissory notes	(100,000)		(100,000)
Common Stock issued	-	198,750	2,458,496
Private placement fees	-	-	(4,713)
Repayments on shareholder advances	-	-	(65,000)
Advances from shareholders	-	(50,000)	149,061
Net cash flows from financing activities	(100,000)	148,750	2,472,844

Foreign exchange effect on cash	(4,449)	-	(6,467)

Change in cash during the period	(344,123)	23,861	85,884

Cash beginning of the period	430,007	504,742	-

Cash end of the period	$85,884	$528,603	$85,884

Supplemental disclosures:
Interest Paid in the period	$-	$-	$-
Income Taxes Paid in the period	$-	$-	$-

Noncash investing and financing activities:
Promissory notes issued for O&G property	$—	$-	$650,000
Shares issued for conversion of note			110,556
Discount on convertible note	$-	$-	$11,765
Shares issued for settlement of accounts payable	$-	$-	$29,400
Shares issued for O&G property	$	$-	$783,000

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s February 28, 2013 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 28, 2013, as reported on Form 10-K, have been omitted.

2.	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, the successful development of the Prospect or one or more alternative oil and gas properties, and the attainment of profitable operations. As of May 31, 2013, the Company has not generated any revenues and has an accumulated loss of $1,516,630 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During October 2012, the Company entered into a services agreement with Chrystal Capital Partners LLP (“Chrystal”), a corporate finance firm based in London regulated by the British Financial Services Authority. Chrystal has agreed to assist the Company in connections with its efforts to complete a major capital raising transaction of up to US$20.0 million. The term of the Engagement Agreement was initially for two months, and it continued on a month-to-month basis. The Company and Chrystal recently modified their agreements so that Chrystal is not expected to introduce to the Company any further potential investors or joint venture partners, and the Company will no longer pay a monthly fee to Chrystal. Notwithstanding these modifications, Chrystal will be entitled to success fees for any transaction completed within 18 months commencing May 1, 2013 with any prospect previously presented by Chrystal.

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

On September 12, 2011, Mr. Spickelmier entered into an agreement (the “Liberty Agreement”) with Liberty Petroleum Corporation (“Liberty”) granting to Mr. Spickelmier an exclusive right to negotiate an option to acquire the Petroleum Exploration License (PEL) 512 (the “License”) regarding the Prospect. Per the terms of the Liberty Agreement, Mr. Spickelmier paid to Liberty a $50,000 initial deposit. In anticipation of the assignment of the Liberty Agreement to the Company, the Company paid to Liberty (a) an additional $100,000 deposit to extend the exclusive right provided for by the Liberty Agreement, and (b) an additional $200,000 deposit to modify certain terms of the Liberty Agreement, including the further extension of the exclusive right. The preceding amounts were part of the $800,000 that the Company paid to Liberty. Subsequent to the assignment to the Company of the Liberty Agreement and pursuant to its terms, the Company reached the agreements whereby the Company would take the direct issuance of the License in place of Liberty. The purchase price for the assignment of Mr. Spickelmier's rights in the Liberty Agreement is as follows:

*	$50,000 in cash - This amount was paid during the quarter ended May 31, 2012 to reimburse for this amount paid by Mr. Spickelmier to Liberty.
*	$100,000 in cash - This amount was paid after the issuance of the License, and after the Company and Mr. Spickelmier decided not to defer its payment.
*	Twenty million shares of the Company’s common shares valued at $180,000 – These shares were issued upon the assignment of the Liberty Agreement in fiscal 2012.
*	Fifty-five million shares of the Company’s common shares valued at $495,000– These shares became due to Mr. Spickelmier after the issuance of the License. Mr. Spickelmier assigned to other members of the Company’s management his right to receive certain of these shares. As a result, these shares were issued to the following persons in the denominations indicated:

Name of Recipient of Shares	Position with Company	Number of Shares Received
Keith Spickelmier	Chairman of the Board	30,000,000
Keith McKenzie	Director & CEO	16,700,000
William E. Begley Jr.	Director & CFO	7,500,000
Mark S. Thompson	Corporate Secretary	800,000

As of May 31, 2013, $40,108 is due to directors of the Company for expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing, and due on demand.

4.	Notes Payable

Two promissory notes were issued on October 26, 2012 to Liberty upon delivery of the License with aggregate principal amount of $650,000. The original terms of the note were:

(i)	One note in the original principal amount of $500,000 is due on April 26, 2013.

(ii)	The other note in the original principal amount of $150,000 is due on July 26, 2013.

(iii)	Both notes bear interest at a floating rate equal to the one month term LIBOR rate, plus an additional 3%.

On March 7, 2013, in consideration of a partial payment of the outstanding principal on the $500,000 Liberty Note in the amount of $100,000, the Company and Liberty agreed to amend the $500,000 Note so that the remaining outstanding principal amounting to $400,000 and accrued interest became due and payable on June 12, 2013.

5.	Subsequent Events

On June 4, 2013, in consideration of a partial payment of the outstanding principal of $400,000 on the $500,000 Liberty Note in the amount of $25,000, the Company and Liberty agreed to amend the $500,000 Note so that the remaining outstanding principal amounting to $375,000 and accrued interest will become due and payable on July 1, 2013. On July 1, 2013, by mutual agreement of the parties, the due date of the the $500,000 Liberty note was extended to July 26, 2013.

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

In the remainder of this Report, Australian dollar amounts are prefaced by "AU$" while United States dollar amounts are prefaced simply by "$" or (when used in close proximity to Australian dollar amounts) by "US$." When United States dollar amounts are given as equivalents of Australian dollar amounts, such United States dollar amounts are approximations only and not exact figures. During the past year, that exchange rate has varied from a low of AU$1.00/US$0.9202 to a high of AU$1.00/US$1.0593.

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

There can be no assurance that we will be successful in our exploratory and production activities. The oil and gas business involves numerous risks, the principal ones of which are listed in our 2013 Annual Report on Form 10-K in "Item 1A. Risk Factors -RISKS RELATING TO OUR INDUSTRY - PARTICIPANTS IN THE OIL AND GAS INDUSTRY ARE SUBJECT TO NUMEROUS RISKS." As we become more involved in the oil and gas exploration and production business, we will give more detail information regarding these risks.

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

Proposed Initial Activities

We have just begun the initial phase of our plan of operation. To date we have not commenced any drilling or other exploration activities on the Prospect, and thus we do not have any estimates of oil and gas reserves. Consequently we have not reported any reserve estimates to any governmental authority. We cannot assure anyone that we will find commercially producible amounts of oil and gas. Moreover, at the present time, we cannot finance the initial phase of our plan of operation solely through our own current resources. Therefore, we have undertaken certain financing activities described in "Liquidity and Capital Resources" below. The success of the initial phase of our plan of operation depends upon our ability to obtain additional capital to acquire seismic data with respect to the Prospect, and to drill exploratory and developmental wells. We cannot assure anyone that we will obtain the necessary capital.

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

Based on our research and technical analysis to date, we believe that acceleration of the License work plan can be justified. Hence, the initial phase of our plan of operation involves (among other things) conducting a 3D seismic survey of 130 square kilometers (approximately 50 sq. miles) and drilling of at least three exploration wells. This activity exceeds, in our view, the near-term work requirements under the License. Subject to the availability of funds plus proper equipment and personnel, management feels that US$15.0 million or more can be productively invested within the first three years. Not only is this program contingent on our procurement of sufficient funds therefore, it may also be subject to governmental approval to vary the work commitment already in place.

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

We cannot accurately predict the costs of transporting any production that we realize until the drill site for any well is selected. The cost of installing infrastructure to deliver our production to Moomba or elsewhere will vary depending upon distance traversed, negotiated handling/treating fees, and pipeline tariffs.

Results of Operations

General

Financial results for the quarter ended May 31, 2013 reflect our continued technical evaluation of the License and ongoing efforts to raise capital from investors and/or to procure joint venture partners. This work began in earnest during the quarter ended May 31, 2012 after we changed our business focus in January 2012. This change in focus resulted in an elevated level of business activity and a corresponding increase in expenses.

Our results of operation for the three-month periods ended May 31, 2013 and 2012 are summarized in the table below:

	Three months Ended May 31	Three months Ended May 31
	2013	2012

Revenue	$-	$-
Operating Expenses	$179,079	$138,990
Other (income)/expenses	$4,378	$(1,462)
Net Loss	$183,457	$137,528

Our operating expenses for the three-month periods ended May 31, 2013 and 2012 are outlined in the table below:

	Three months Ended May 31	Three months Ended May 31
	2013	2012

General and Administrative	$27,600	$16,178
Exploration Costs	$35,164	$47,511
Professional Fees	$65,706	$70,075
Travel	$47,425	$3,161
Rent	$3,184	$2,065
Total	$179,079	$138,990

Results of Operations for the Three-Month Periods Ended May 31, 2013 and 2012

Revenues. We did not earn any revenues for either the quarter ended May 31, 2013 or the similar period in 2012. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter the commercial production

Expenses. The quarter ended May 31, 2013 was the fourth fiscal quarter of operation since we repurposed our business to oil and gas exploration, and the second since we were granted an oil and gas exploration license in South Australian (PEL512). The total expenses incurred during the quarter ended May 31, 2013 were generally comparable to those incurred one year ago. The increase of approximately $40,000 reflects a more active effort to raise capital and position us to begin the fieldwork associated with the PEL512 License in calendar 2014 and beyond.

The largest component of our expenses was professional fees during both of the periods shown above. For the quarter ended May 31, 2013, investment banking (third party fund raising assistance) and accounting/audit/tax (fiscal year-end reporting) billings were higher than the comparable period in fiscal 2012. This increase was more than offset by lower legal and consulting fees. The net result was a decrease of approximately $4,400 in professional fees during the quarter ended May 31, 2013 compared to the same period last fiscal year.

The reported decline of about $12,000 in exploration costs during the quarter ended May 31, 2013 is attributable entirely to the timing of payments to geotechnical service providers. Had the payment pattern during the quarter ended May 31, 2013 been similar to that in the same period last fiscal year, exploration costs would have shown an increase of around $6,000. Activity in this area focused on interpretation of reprocessed 3D seismic, acquisition and analysis of 3D seismic covering productive acreage immediately adjacent to PEL512, and the acquisition, processing and analysis of electronic well file data from this same area.

Travel expenses dramatically increased during the quarter ended May 31, 2013. This reflects the costs associated with our ongoing efforts to raise capital outside of North America, including meeting in Australia with potential joint venture and farm-in partners. During this same visit, our Chairman and CFO met with senior government energy officials, including South Australia’s Minister of Manufacturing, Innovation, Trade, Resources and Energy, in order to further build a constructive working relationship and understand regulatory developments.

General and administrative expenses were higher by over $11,000 during the quarter ended May 31, 2013 compared to the same period last fiscal year, reflecting an increased need for printed materials supporting our financing efforts and the acquisition of equipment and systems to better meet the communications and data management needs of a multi-national, multi-office business. Among the accomplishments in the quarter ended May 31, 2013 was the creation of a central computer data storage (server) system. This is designed to facilitate access to common data files needed in different locations and, most importantly, secure and protect our corporate, financial and proprietary technical record assets.

Net loss. Our net loss for the quarter ended May 31, 2013 increased by approximately $40,000 as compared to the same period last fiscal year. Greater direct and indirect expenditures in support of our financing efforts were the primary cause of this variance.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Liquidity and Capital Requirements

Financing History and Immediate, Short-Term Capital Needs

Since the change in our corporate direction in January 2012, we have financed our business primarily through private placements of common stock. During this fiscal year ended February 28, 2013, we completed three rounds of financing in which we raised total "seed" capital in the amount of $2,308,750 resulting in the issuance of 18,470,00 shares of our common stock..

As of May 31, 2013, we had cash in the approximate amount of $85,900, and we had a working capital deficit of $515,800. As of July 12, 2013, we had the US dollar equivalent of approximately $24,100 in cash on hand, . The bulk of the current working capital deficit is associated with two promissory notes totaling $525,000 in outstanding principal made payable to Liberty Petroleum Corporation (“Liberty”). These notes are due within one month. One Liberty note with an original balance due of $500,000 was renegotiated three times. In consideration for early principal payments totalling $125,000, the maturity date was reset ultimately to July, 26, 2013. The second note having a principal amount of $150,000 also becomes due on July 26, 2013.

Given the amount of cash on hand, we anticipate the need to raise a minimum of $800,000 of additional funds in the near term for operating expenses and to retire the Liberty notes. We intend to try to do this by common stock private placements. or through short-term loans. We have no assurances that we will be successful in raising required additional funds. If we are unsuccessful in raising required additional funds in the immediate future, we will need (among other things) to seek an extension of the Liberty notes. While Liberty has accommodated us in the past in this regard, we have no assurance that it would accommodate us again. Our failure to raise required additional funds or obtain an extension of the Liberty notes in the immediate future could have adverse consequences for us, including our inability to continue our new business plan, which could result in a complete loss of stockholders' equity.

Long-Term Capital Needs

The five-year work commitment relating to the License imposes certain financial obligations on us. Our exploration work this year meets or exceeds the first year work requirement under the License, in management’s view. However, we will need to obtain additional financing above that discussed above before we can fully implement the initial phase of our current plan of operation. This includes monies to meet the second-year work commitment with respect to the License, which begins late in October 2013. Moreover, we expect to need a substantial amount of funds to develop the Prospect. In addition to the preceding, we will need working capital in amounts not now determinable.

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

We have developed a more aggressive work plan for the Prospect than has been included in the License bid. This plan is expected to include acceleration in the shooting of new 3D seismic (US$3.7 - 4.2 million) and early (versus the bid work plan) exploratory drilling (US$6.9 – 10.7 million). Assuming availability of funding, timely governmental approvals, and access to proper equipment and trained personnel, we feel that US$15.0 million or more can be productively invested within the Prospect during the first three years following the issuance of the License.

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

Major Financing Efforts and Other Sourcs of Capital

During October 2012, we engaged the services of a corporate finance firm based in London regulated by the British Financial Services Authority. This firm assisted us in connections with our efforts to complete a major capital raising transaction by introducing us to a number of potential investors and joint venture partners. In May 2013, we and this firm modified our agreements so that this firm is not expected to introduce us to any further potential investors or joint venture partners, and we will no longer pay a monthly fee to it. However, we may have future discussions with potential investors and joint venture partners introduced to us by this firm, if an when the exclusivity agreement described in the following period expires. If we ultimately enter into a transaction with any person introduced to us by this firm, we will owe to this firm the fees described in footnote 2 to the financial statements contained in this Report. We have no assurance that we will ever enter into such a transaction.

After the modification of our engagement of the London-based corporate finance firm based described above, our major capital raising efforts began focusing on a transaction with Global Energy International Inc. (“Global”), with which we entered into a letter of intent dated May 28, 2013 (the "Letter of Intent"). Although the Letter of Intent is generally non-binding, it contains certain agreements that we regard as material and definitive. Specifically, the Letter of Intent contains a binding agreement on our part to afford to Global the exclusive right to consider making a major investment in us. As heretofore amended, the material and definitive terms of the Letter of Intent are as follows:

*	Global’s exclusive right to consider making a major investment in the Company lasts until July 31, 2013, but such exclusive right shall be effective only if the payment described immediately below is made in its entirety.
*	For granting this exclusive right, Global agreed to pay to the Company an aggregate of $7.0 million, with $500,000 of this payment being now due and payable, as Global did not pay this amount in accordance with the previous terms of the Letter of Intent. The preceding payment in its entirety is now due upon certain events, but no later than July 19, 2013 in any case. If Global makes the agreed upon investment in the Company, such $7.0 million payment will be applied to the amount that Global is to invest. If Global failrs to make an investment in the Company, Global’s obligations for the $7.0 million payment will serve (in effect) as a “break up” fee. Nevertheless, the Company has no assurance that it will be able to collect all or any portion of such amount.

Further details regarding any investment to be made by Global in us will be provided in the future filings with the U.S. Securities and Exchange Commission. Any investment of Global in us is subject to a number of conditions, including, without limitation, the negotiation and execution of definitive documentation, the satisfactory completion of Global’s due diligence, the procurement of all required consents and approvals, and the like. As a result, we have no assurance that Global will make any major investment in us. If Global declines to make a major investment in us or Global’s terms are unacceptable to us, we will be constrained to resume discussions regarding a major capital raising transaction with other persons, and we have no assurance that these others will complete such a transaction with us.

In addition to smaller, equity placements for short-term needs and a major capital raising transaction for long-term needs, we expect to have available other sources of capital. For example, one source of funding under investigation is the sale of a portion of our interest in the Prospect to a joint venture partner for a cash payment and/or a work commitment. We have had preliminary discussions with several companies to become joint venture partners. To obtain the maximum combination of cash and work commitment in connection with the sale of an interest in the Prospect, we have reprocessed the existing 3D seismic data relating to a portion of the Prospect, and we may seek to add further value by completing a 3D seismic survey over other portions of the Prospect. We have no assurance that we will secure a joint venture partner. Moreover, it is unlikely that a joint venture arrangement will help with our immediate cash needs, but (if secured) one would help with our longer-term cash needs.

Moreover, production from our exploration and drilling efforts would provide us with cash flow. The proven reserves associated with production would increase the value of our rights in the Prospect. This, in turn, should enable us to obtain bank financing (after the wells have produced for a period of time to satisfy the related lender). Both of these results would enable us to continue with our initial drilling activities. In fact, cash flow and debt financing are as critical to our plan of operation in the long run as the procurement of a joint venture partner or completion of a significant institutional financing. Management believes that, if our plan of operation progresses (and production is realized) as planned, sufficient cash flow and debt financing will be available for purposes of properly pursuing our plan of operation, although we can make no assurances in this regard.

Finally, to conserve on our cash requirements, we may try to satisfy our obligations by issuing shares of our common stock, which will result in dilution to our existing stockholders.

Consequences of a Financing Failure

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

July 15, 2013

