Form 10-Q
period 2013-08-31
Discovery Energy Corp.
filed 2013-10-17
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 138,295,500 common shares as of October 16, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp.

(an Exploration stage company)

Balance Sheets

(Unaudited)

	August 31,	February 28,
	2013	2013
Assets
Current Assets
Cash	$5,903	$430,007
Prepaid expenses	5,253	26,041
Total Current Assets	11,156	456,048
Oil and gas property – unproved (successful efforts method)	2,421,415	2,421,415
Total Assets	$2,432,571	$2,877,463

Liabilities and Stockholders’ Equity

Accounts payable and accrued liabilities	$39,404	$22,144
Accounts payable- related party	60,000	104,601
Other liabilities	24,282	7,212

Promissory notes	525,000	650,000
Total Current Liabilities	648,686	783,957

Stockholders' Equity
Preferred stock- 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock - 500,000,000 shares authorized, $0.001 par value –138,295,500 shares issued and outstanding as of August 31, 2013 and February 28, 2013	138,296	138,296
Additional paid in capital	3,288,383	3,288,383
Accumulated other comprehensive income (loss)	2,806	-
Deficit accumulated during the exploration stage	(1,645,600)	(1,333,173)
Total Stockholders' Equity	1,783,885	2,093,506
Total Liabilities and Stockholders' Equity	$2,432,571	$2,877,463

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp.

(an Exploration stage company)

Statements of Expenses and Other Comprehensive Income (Loss)

(Unaudited)

					Cumulative
	Three	Three	Six	Six	From Inception
	Months Ended	Months Ended	Months Ended	Months Ended	(May 24, 2006) To
	August 31,	August 31,	August 31,	August 31,	August 31,
	2013	2012	2013	2012	2013
Expenses
General and administrative	$22,711	$10,232	$47,618	$32,470	$198,057
Exploration costs	39,950	123,080	75,114	170,592	432,363
Professional fees	36,748	69,931	105,167	133,723	693,801
Rent	2,735	1,104	5,898	3,170	15,296
Travel	22,664	980	70,088	4,143	289,316
Total expenses	124,808	205,327	303,885	344,098	1,628,833

Other Income
Gain on debt for settlement of accounts payable	-	-	-	-	(17,980)
Interest expense	4,316	-	8,870	-	28,347
Miscellaneous income	(119)	(6,730)	(160)	(7,973)	11
Foreign exchange loss (gain)	(35)	250	(168)	250	6,389

Other (income) expenses	4,162	(6,480)	8,542	(7,723)	16,767

Net loss	$(128,970)	$(198,847)	$(312,427)	$(336,375)	$(1,645,600)

Comprehensive loss
Net loss	(128,970)	(198,847)	(312,427)	(336,375)	(1,645,600)
Foreign currency translation adjustments	2,806	-	2,806	-	2,806
Total comprehensive loss	$(126,164)	$(198,847)	$(309,621)	$(336,375)	$(1,642,794)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of shares outstanding- basic and diluted	138,295,500	62,448,500	138,295,500	62,228,283

The accompanying notes are an integral part of these unaudited interim fnancial statements.

Discovery Energy Corp.

(an Exploration stage company)

Statements of Cash Flows

(Unaudited)

			Cumulative from
			Inception
	Six Months Ended	Six Months Ended	May 24, 2006 to
	August 31, 2013	August 31, 2012	August 31, 2013

Cash flows used in operating activities
Net loss	$(312,427)	$(336,375)	$(1,645,600)
Adjustments to reconcile net loss to net cash used in operating activities
Shares issued for property acquisition	-	-	11,250
Amortization of debt discount		-	11,765
Gain on debt for shares issued for settlement of accounts payable	-	-	(17,980)
Unrealized foreign exchange loss (gain)	-	250	3,717
Services provided by founders in exchange for shares	-	-	15,520
Interest on convertible note	-	-	500
Changes in assets and liabilities:
Prepaid expenses	20,788	(4,842)	(5,253)
Accounts receivable	-	2,821	-
Accounts payable and accrued liabilities	(10,271)	97,713	171,767
Net cash used in operating activities	(301,910)	(240,433)	(1,454,314)

Cash flows from investing activities
Acquisition of oil and gas property	-	(250,000)	(988,415)
Net cash flows used in investing activities		(250,000)	(988,415)

Cash flows from financing activities
Subscription proceeds	-	-	10,000
Proceeds from notes payable-related party	-	-	25,000
Repayments on promissory notes	(125,000)	-	(125,000)
Common stock issued	-	198,750	2,458,496
Private placement fees	-	-	(4,713)
Repayments on shareholder advances	-	(50,000)	(65,000)
Advances from shareholders	-	-	149,061
Net cash flows from financing activities	(125,000)	148,750	2,447,844

Foreign exchange effect on cash	2,806	(250)	788

Change in cash during the period	(424,104)	(341,933)	5,903

Cash beginning of the period	430,007	504,742	-

Cash end of the period	$5,903	$162,809	$5,903

Supplemental disclosures:
Interest paid in the period	$-	$-	$-
Income taxes paid in the period	$-	$-	$-

Noncash investing and financing activities:
Promissory notes issued for O&G property	$-	$-	$650,000
Shares issued for conversion of note			110,556
Discount on convertible note	$-	$-	$11,765

Shares issued for settlement of accounts payable	$-	$-	$29,400
Shares issued for O&G property	$	$-	$783,000

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

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, the successful development of the Prospect or one or more alternative oil and gas properties, and the attainment of profitable operations. As of August 31, 2013, the Company has not generated any revenues and has an accumulated loss of $1,645,600 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On September 12, 2011, Mr. Spickelmier entered into an agreement (the “Liberty Agreement”) with Liberty Petroleum Corporation (“Liberty”) granting to Mr. Spickelmier an exclusive right to negotiate an option to acquire the Petroleum Exploration License (PEL) 512 (the “License”) regarding the Prospect. Per the terms of the Liberty Agreement, Mr. Spickelmier paid to Liberty a $50,000 initial deposit. In anticipation of the assignment of the Liberty Agreement to the Company, the Company paid to Liberty (a) an additional $100,000 deposit to extend the exclusive right provided for by the Liberty Agreement, and (b) an additional $200,000 deposit to modify certain terms of the Liberty Agreement, including the further extension of the exclusive right. The preceding amounts are part of the $800,000 that the Company is required to pay to Liberty, which includes the promissory notes discussed in footnote 4 below. Subsequent to the assignment to the Company of the Liberty Agreement and pursuant to its terms, the Company and Liberty reached the agreements whereby the Company would take the direct issuance of the License in place of Liberty. The purchase price for the assignment of Mr. Spickelmier's rights in the Liberty Agreement is as follows:

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

As of August 31, 2013, $60,000 is due to directors of the Company for expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing, and due on demand.

4.	Notes Payable

Two promissory notes were issued on October 26, 2012 to Liberty upon delivery of the License with aggregate principal amount of $650,000. The original terms of the note were:

(i)	One note in the original principal amount of $500,000 was originally due on April 26, 2013.

(ii)          The other note in the original principal amount of $150,000 was originally due on July 26, 2013.

(iii)	Both notes bore interest at a floating rate equal to the one month term LIBOR rate, plus an additional 3%.

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

On July 26, 2013, the Company and Liberty agreed to amend both the $500,000 and $150,000 Liberty Notes so that the remaining outstanding principal on and accrued interest on each of the Notes will become due and payable on the earlier to occur of (a) the completion of a private placement of the Company’s common stock or (b) August 26, 2013.

On August 26, 2013, the Company and Liberty agreed to amend each of the Notes so that the remaining outstanding principal on and accrued interest on each of the Notes will become due and payable on September 26, 2013.

5.	Subsequent Events

On September 26, 2013, the two Liberty notes totaling with a total remaining balance of $525,000 were amended wherein the notes were consolidated including accrued interest to date into one note with a balance of $542,294. The maturity date was extended to December 10, 2013 (the “Initial Due Date”); provided, however, that if the Company makes prepayments in the aggregate amount of $250,000 prior to the Initial Due Date, then the due date for the remainder of the principal amount of and accrued interest on the consolidation note shall be extended until February 3, 2014. The note bears interest at a floating rate equal to the one-month term LIBOR rate, plus an additional 3%.

On September 26, 2013, the Company entered into two unsecured corporate demand notes with two related parties, William Begley and Keith Spickelmier. Each note was in the amount of $7,500, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on a note, the note become due and payable in full on its first annual anniversary. The notes are non-interest bearing.

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

In the remainder of this Report, Australian dollar amounts are prefaced by "AU$" while United States dollar amounts are prefaced simply by "$" or (when used in close proximity to Australian dollar amounts) by "US$." When United States dollar amounts are given as equivalents of Australian dollar amounts, such United States dollar amounts are approximations only and not exact figures. During the past year, that exchange rate has varied from a low of AU$1.00/US$0.9449 to a high of AU$1.00/US$1.1225.

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

In the right circumstances, we might assume the entire risk of the drilling and development of the Prospect. More likely, we will determine that the drilling and development of the Prospect can be more effectively pursued by inviting industry participants to share the risk and the reward of the Prospect by financing some or all of the costs of seismic surveying and drilling wells. Such arrangements are frequently referred to as "farm-outs." In such cases, we may retain a carried working interest or a reversionary interest, and we may be required to finance all or a portion of our proportional interest in the Prospect. Although this approach will reduce our potential return should the drilling operations prove successful, it will also reduce our risk and financial commitment to a particular prospect. Prospective participants regarding possible "farm-out" arrangements have already approached us.

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

Although our primary focus is on the development of the Prospect, we have received information about, and have had discussion regarding possible acquisition of or participation in, other oil or gas opportunities. None of these discussions has led to any agreement in principle. Nevertheless, given an attractive opportunity and our ability to consummate the same, we could acquire or participate in one or more other crude oil and natural gas projects.

Proposed Initial Activities

We have just begun the initial phase of our plan of operation. To date we have not commenced any drilling or other field activities on the Prospect, and thus we do not have any estimates of oil and gas reserves. Consequently we have not reported any reserve estimates to any governmental authority. We cannot assure anyone that we will find commercially producible amounts of oil and gas. Moreover, at the present time, we cannot finance the initial phase of our plan of operation solely through our own current resources. Therefore, we have undertaken certain financing activities described in "Liquidity and Capital Resources" below. The success of the initial phase of our plan of operation depends upon our ability to obtain additional capital to acquire seismic data with respect to the Prospect, and to drill exploratory and developmental wells. We cannot assure anyone that we will obtain the necessary capital.

The License is subject to a five-year work commitment, which involves the following:

*	Year 1 –Conduct geological and geophysical studies including interpretation of existing seismic data. In management’s view, the geotechnical work already completed is sufficient to satisfy this requirement, and we plan on filing with the South Australian government to obtain its approval in this regard.
*	Year 2 - Conduct a new 2D seismic survey totaling at least 250 kilometers (approximately 155 miles). We plan to seek approval to substitute our planned 3D survey discussed below for this requirement.
*	Year 3 - Acquire new 3D seismic data totaling at least 400 square kilometers (approximately 155 square miles) and drill two wells
*	Year 4 - Drill five wells
*	Year 5 - Drill five wells

The prices of the equipment and services that we must employ to fulfill the work commitment vary based on both local and international demand for such products by others involved in exploration for and production of oil and gas. Recent high worldwide energy prices have resulted in growing demand, which lends support to higher prices being charged by suppliers. Therefore, we have no assurance that the steps in the work plan can be accomplished at current or lower costs.

Based on our research and technical analysis to date, we believe that the License work plan can be justified. The initial phase of our plan of operation involves (among other things) conducting a 3D seismic survey of 130 square kilometers (approximately 50 sq. miles) and drilling of at least two exploration wells. This activity will, in our view, meet the near-term work requirements under the License. Subject to the availability of funds plus proper equipment and personnel, management feels that US$25.0 million or more can be productively invested within the first three years. Not only is this program contingent on our procurement of sufficient funds, it is subject to governmental approval to vary the work commitment already in place.

We intend to seek a joint venture partner who or which might act as the operator of our wells. If we are unsuccessful in procuring such a partner, we will engage the services of a third party once we have identified a proposed drilling site. Management foresees no problem in procuring the services of one or more qualified operators and drillers in connection with the initial phase of our plan of operation, although a considerable increase in drilling activities in the area of our property could make difficult (and perhaps expensive) the procurement of operating and drilling services. In all cases, the operator will be responsible for all regulatory compliance regarding the well, including any necessary permitting for the well. In addition to regulatory compliance, the operator will be responsible for hiring the drilling contractor, geologist and petroleum engineer to make final decisions relative to the zones to be targeted, well design, and bore-hole drilling and logging. Should the well be successful, the operator would thereafter be responsible for completing the well, installing production facilities and interconnecting with gathering or transmission pipelines if economically appropriate.

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

Results of Operations

General

Financial results for the quarter ended August 31, 2013 reflect our continued technical evaluation of the License and ongoing efforts to raise capital from investors and/or to procure joint venture partners. This work began in earnest during the quarter ended May 31, 2012 after we changed our business focus in January 2012. This change in focus resulted in an elevated level of business activity and a corresponding increase in expenses.

Our results of operation for the three- and six-months month periods ended August 31, 2013 and 2012 are summarized in the table below:

	Three months Ended	Three months Ended	Six months Ended	Six months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012

Revenue	$0	$0	$0	$0
Operating Expenses	$124,808	$205,327	$303,885	$344,098
Other (income)/expenses	$4,162	$(6,480)	$8,542	$(7,723)
Net Loss	$(128,970)	$(198,847)	$(312,427)	$(336,375)

Our operating expenses for the three-month periods ended August 31, 2013 and 2012 are outlined in the table below:

	Three months Ended	Three months Ended	Six months Ended	Six months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012

General and Administrative	$22,711	$10,232	$47,618	$32,470
Exploration Costs	$39,950	$123,080	$75,114	$170,592
Professional Fees	$36,748	$69,931	$105,167	$133,723
Rent	$2,735	$1,104	$5,898	$3,170
Travel	$22,664	$980	$70,088	$4,143
Total Operating Expenses	$124,808	$205,327	$303,885	$344,098

Results of Operations for the Three-Month Periods Ended August 31, 2013 and 2012

Revenues. We did not earn any revenues for either the quarter ended August 31, 2013 or the similar period in 2012. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter the commercial production.

Expenses. The quarter ended August 31, 2013 was the fifth fiscal quarter since we repurposed our business to oil and gas exploration, and the third since we were granted an oil and gas exploration license in South Australian (PEL512) (the “License”). Going forward, the comparisons of operating results will reflect a similar business purpose from period to period. The total operating expenses incurred during the quarter ended August 31, 2013 were notably lower than those incurred during the similar period in 2012. As discussed below, the net decrease of approximately $80,000 is attributable to lower Exploration Costs, with increases in Travel and General and Administrative expenses being offset by lower Professional Fees.

The reported decline of about $83,000 in exploration costs during the quarter ended August 31, 2013 compared to the similar period in 2012 is mostly attributable to payments made in August 2012 to outside parties for 3D seismic reprocessing and independent resource assessment of the Prospect. Similar expenditures were not required during the quarter ended August 31, 2013. Payments to our ongoing geotechnical service providers were also somewhat lower during the quarter ended August 31, 2013 because support rendered to the reprocessing and resource assessment projects was not required. Exploration activity during the quarter ended August 31, 2013 focused on interpretation of reprocessed 3D seismic, acquisition and analysis of 3D seismic covering productive acreage immediately adjacent to the Prospect, and the acquisition, processing and analysis of electronic well file data from this same area.

Professional fees for the quarter ended August 31, 2013 were lower by approximately $33,000 compared to the same period in 2012. All of this improvement reflects lower legal fees paid both in the US and Australia. During the quarter ended August 31, 2012, considerable legal work performed in conjunction with finalizing the Native Title Agreement required for the issuance of the License and the restructuring of PEL512 acquisition arrangement with Liberty Petroleum Corporation to allow that License to be issued directly to us. Lower legal fees in the quarter ended August 31, 2013 were somewhat offset with professional fee payments made by our Australian subsidiary. This entity incurred few costs prior to the License being issued to it in October of 2012. During the past quarter ended August 31, 2013, the subsidiary was required to address certain operational issues initiated by adjacent operators that impacted parts of the License area.

Travel expenses dramatically increased during the quarter ended August 31, 2013. This reflects the costs associated with our ongoing efforts to raise capital both inside and outside of North America. Also included in the quarter ended August 31, 2013 are some expenses associated with Australian meetings with potential joint venture and farm-in partners that occurred very near the end of May 2013.

General and administrative expenses were higher by about $12,500 during the quarter ended August 31, 2013 compared to the same period last fiscal year. The increase primarily reflects costs associated with insurance and administration of our Australian subsidiary. There were no expenses associated with either of these items for the quarter ended August 31, 2012.

Net loss. Our net loss for the quarter ended August 31, 2013 decreased by approximately $70,000 as compared to the similar period in 2012. While various operating cost components moved up or down, as discussed above, the net decline in the loss can be attributed to lower exploration expenditures during the period ended August 31, 2013. On a per share basis, our losses for both the three-month periods ended August 31, 2013 and August 31, 2012 were less than $0.01

Results of Operations for the Six-Month Periods Ended August 31, 2013 and 2012

Revenues. We did not earn any revenues for either the six months ended August 31, 2013 or the similar period in 2012. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter the commercial production.

Expenses. The total operating expenses incurred during the six months ended August 31, 2013 were about 12% lower than those incurred in the comparable period ended August 31, 2012. Broadly, this reduction reflects lower exploration and legal costs that were partially offset by higher travel and administrative expenses.

As noted above, major exploration expenditures for seismic reprocessing and resource analysis made in the first six-month period ended August 31, 2012 were not replicated during the six-month period ended August 31, 3013. Legal expenses were lower during the six-month period ended August 31, 2013 because the work associated with acquiring the License occurred during the six-month period ended August 31, 2012. Professional fees paid by our Australian subsidiary during the six-month period ended August 31, 2013 offset to some extent lower legal expenditures. The costs of administering the Australian subsidiary and premiums for insurance contributed to the increase in General and Administrative expenditure during the six-month period ended August 31, 2013. The substantial increase in Travel expenses during the six-month period ended August 31, 2013 compared to the similar period in 2012 reflects the international effort to raise capital for our exploration and development program.

Net loss. Our net loss for the six months ended August 31, 2013 decreased by approximately 7% as compared to the similar period in 2012. This primarily reflects the net reduction in total operating costs. On a per share basis, our loss was less than $0.01 for the six month period ended August 31, 2013 compared to the six month period ended August 31, 2012 when the per share loss was $0.01.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Requirements

Financing History and Immediate, Short-Term Capital Needs

Since the change in our corporate direction in January 2012, we have financed our business primarily through private placements of common stock. During this fiscal year ended February 28, 2013, we completed three rounds of financing in which we raised total "seed" capital in the amount of $2,308,750 resulting in the issuance of 18,470,00 shares of our common stock. At the end of the current reporting period, June to August 2013, we drew $8,200 in funds against the Company’s bank credit card . From time to time, short term funds have been advanced by our officers and directors. At the end of September 2013, we received loans totalling $15,000 from two directors. These advances are evidienced by demand notes, which are non-interest bearing. Since we changed our business focus in January 2012, we entered into a related party loan transaction one other time, and this loan was subsequently converted in shares of our common stock.

As of August 31, 2013, we had cash in the approximate amount of $6,000, and we had a working capital deficit of $637,530. As of October 11, 2013, we had the US dollar equivalent of approximately $1,700 of cash on hand, This amount of cash represents our lowest amount of available cash since we changed our business focus in January 2012. The bulk of the current working capital deficit is associated with two promissory notes totaling $525,000 in outstanding principal made payable to Liberty Petroleum Corporation (“Liberty”). The two original notes were consolidated into a single note as of September 26, 2013. The new note’s balance due is $542,294 which reflects the sum of the outstanding balances and accrued interest amounts of the two old notes, at the time of consolidation. The new note is due on December 10, 2013 (the “Initial Due Date”); provided, however, that if we make prepayments in the aggregate amount of $250,000 prior to the Initial Due Date, then the due date for the remainder of the principal amount of and accrued interest on the new note shall be extended until February 3, 2014.

Given the amount of cash on hand, we anticipate the need to raise an estimated $700,000 of additional funds by December 31, 2013 for operating expenses and to retire the Liberty notes. We intend to try to do this by common stock private placements. or through short-term loans. We have no assurances that we will be successful in raising required additional funds. If we are unsuccessful in raising required additional funds in the immediate future, we will need (among other things) to seek a further extension of the Liberty note. While Liberty has accommodated us in the past in this regard, we have no assurance that it would accommodate us again. Our failure to raise required additional funds or obtain an extnsion of the Liberty notes in the immediate future could have adverse consequences for us, including our inability to continue our new business plan, which could result in a complete loss of stockholders' equity.

Long-Term Capital Needs

The five-year work commitment relating to the License imposes certain financial obligations on us. Our exploration work this year meets or exceeds the first year work requirement under the License, in management’s view. However, we will need to obtain additional financing above that discussed above before we can fully implement our current plan of operation. This includes monies to meet the second-year work commitment with respect to the License, which begins late in October 2013. Moreover, we expect to need a substantial amount of funds to develop the Prospect. In addition to the preceding, we will need working capital to satisfy our general and adminstrative expenses.

Between January 2014 and the end of October 2014, we estimate that at least US$6.3 million of additional capital will be required to continue operations and satisfy our year-two obligations in connection with the maintenance of the License. This amount will be needed before we are able to commence production on the Prospect. Accordingly, this amount must be raised. Moreover, this amount would not allow us to develop the Prospect in any meaningful way.

Beyond the second License year, we have developed a work plan for the Prospect that is expected to include additional 3D seismic surveying, new 2D seismic surveying and exploratory drilling. Assuming availability of funding, timely governmental approvals, and access to proper equipment and trained personnel, we feel that a total of about US$25.0 million of outside capital can be productively invested across the Prospect during the next two years.

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

Major Financing Efforts and Other Sources of Capital

During October 2012, we engaged the services of a corporate finance firm based in London regulated by the British Financial Services Authority. This firm assisted us in connections with our efforts to complete a major capital raising transaction by introducing us to a number of potential investors and joint venture partners. In May 2013, we and this firm modified our agreements so that this firm is not expected to introduce us to any further potential investors or joint venture partners, and we will no longer pay a monthly fee to it. However, we may have future discussions with potential investors and joint venture partners introduced to us by this firm.

After the modification of our engagement with the London-based corporate finance firm described above, our major capital raising efforts began focusing on a transaction with Global Energy International Inc. (“Global”), with which we entered into a letter of intent dated May 28, 2013 (the "Letter of Intent"). Although the Letter of Intent is generally non-binding, it contained certain agreements that we regarded as material and definitive. Specifically, the Letter of Intent contained a binding agreement on our part to afford to Global the exclusive right to consider making a major investment in us in consideration of a payment that Global agreed to make to us. The Letter of Intent was amended several times, ultimately giving Global the preceding exclusive right until August 31, 2013 in consideration of a contractual US$7.0 million payment that Global had already acknowledged that it owed to us by virtue of previous earlier exclusive rights given by us. Global has failed to make timely the US$7.0 million payment. Accordingly, we believe that we no longer owe any obligations to Global with respect to any exclusive right. While we may have future discussions with Global, we have shifted our capital raising emphasis in the manner described in the following paragraph. We are currently evaluating our plans with regard to the delinquent US$7.0 million payment. However, we have no assurance that we will be able to collect all or any portion of this amount, and the anticipated costs in pursuing it (in view of the likelihood of a recovery) may not justify such a pursuit.

Our capital strategy for the past year or so has been to try to engage in a single major capital raising transaction to provide sufficient funds to satisfy our capital needs for a number of years to come. While we are not completely abandoning this strategy, we are shifting our emphasis in an effort to try to engage in one or more smaller capital raising transactions to provide sufficient funds to satisfy our capital needs through August 2014. We are engaged in discussions regarding smaller financings at this time, but we have not reach an agreement in principle, much less a definitive agreement, in this regard. We have no assurance that we will be successful in obtaining required funds.

In addition to smaller, equity placements for short-term needs and a major capital raising transaction for long-term needs, we expect to have available other sources of capital. For example, one source of funding under investigation is the sale of a portion of our interest in the Prospect to a joint venture partner for a cash payment and/or a work commitment. We have had preliminary discussions with several companies to become joint venture partners. To obtain the maximum combination of cash and work commitment in connection with the sale of an interest in the Prospect, we have conducted extensive geological and geophysical work, including the reporcessing existing 3D seismic data relating to a portion of the Prospect, and we may seek to add further value by completing a 3D seismic survey over other portions of the Prospect. We have no assurance that we will secure a joint venture partner. It is unlikely that a joint venture arrangement will help with our immediate cash needs, but (if secured) one would help with our longer-term cash needs.

Production from successful exploration and drilling efforts would provide us with cash flow. The proven reserves associated with production would increase the value of our rights in the Prospect. This, in turn, should enable us to obtain bank financing (after the wells have produced for a period of time to satisfy the related lender). Both of these results would enable us to continue with our development activities. Cash flow is a critical factor to our plan of operation in the long run. Management believes that, if our plan of operation progresses (and production is realized) as planned, sufficient cash flow and debt financing will be available for purposes of properly pursuing our plan of operation, although we can make no assurances in this regard.

Finally, to conserve on our cash requirements, we may try to satisfy our obligations by issuing shares of our common stock, which will result in dilution to our existing stockholders.

Consequences of a Financing Failure

The amount of cash on hand, the pending maturity of the Liberty notes, and the need to raise additional capital of at least US$7.0 million by the end of October 2014 to continue operations and satisfy our year-two obligations have all heightend our need to raise a significant amount of additional capital in the near future. If required financing is not available on acceptable terms, we could be prevented from satisfying our debt obligations or developing the Prospect. In such event, we would be forced to seek a futher extension of the note to Liberty, or else default on the note. If a default occurs, Liberty could exercise the rights of an unsecured creditor and possibly levy encumbrances on all or a large part of our assets. Moreover, our failure to honor our work commitment could result in our loss of the License. If any of the preceding events were to occur, we could be forced to cease our new business plan altogether, which could result in a complete loss of stockholders' equity. If we do not obtain additional financing through an equity or debt offering, we may be constrained to attempt to sell some portion of the Prospect under unfavorable circumstances and at an undesirable price. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such sale would be adequate to fund our activities. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities.

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

October 17, 2013

