Form 10-Q
period 2013-11-30
Discovery Energy Corp.
filed 2014-01-21
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 138,295,500 common shares as of January 15, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp.

(an Exploration stage company)

Balance Sheets

(Unaudited)

	November 30,	February 28,
	2013	2013
Assets
Current Assets
Cash	$1,709	$430,007
Prepaid expenses	-	26,041
Total Current Assets	1,709	456,048
Fixed Assets
Oil and gas property – unproved (successful efforts method)	2,421,415	2,421,415
Other Assets
Deferred fees	3,100	-
Total Assets	$2,426,224	$2,877,463

Liabilities and Stockholders’ Equity

Accounts payable and accrued liabilities	$65,704	$22,144
Accounts payable- related party	92,518	104,601
Other liabilities	10,829	7,212

Promissory notes	560,794	650,000

Total Current Liabilities	729,845	783,957

Stockholders' Equity
Preferred stock- 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock - 500,000,000 shares authorized, $0.001 par value –138,295,500 shares issued and outstanding as of November 30, 2013 and February 28, 2013	138,296	138,296
Additional paid in capital	3,288,383	3,288,383
Accumulated other comprehensive income (loss)	(496)	-
Deficit accumulated during the exploration stage	(1,729,804)	(1,333,173)
Total Stockholders' Equity	1,696,379	2,093,506
Total Liabilities and Stockholders' Equity	$2,426,224	$2,877,463

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp.

(an Exploration stage company)

Statements of Expenses and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Cumulative From Inception (May 24, 2006) To
	November 30,	November 30,	November 30,	November 30,	November 30,
	2013	2012	2013	2012	2013

Expenses
General and administrative	$18,116	$49,154	$64,222	$81,623	$214,661
Exploration costs	11,100	51,487	86,214	222,079	443,463
Professional fees	25,537	106,975	130,957	240,698	719,591
Rent	3,291	4,086	8,926	7,256	18,324
Travel	23,600	77,613	93,689	81,756	312,917
Total expenses	81,644	289,315	384,008	633,412	1,708,956

Other Income
Gain on debt for settlement of accounts payable	-	-	-	-	(17,980)
Interest expense	4,276	-	13,146	-	32,623
Miscellaneous income	(6)	(1,705)	(156)	(9,678)	15
Foreign exchange loss (gain)	(200)	3,677	(367)	3,928	6,190

Other (income) expenses	4,070	1,972	12,623	(5,750)	20,848

Net loss	$(85,714)	$(291,287)	$(396,631)	$(627,662)	$(1,729,804)

Comprehensive loss
Net loss	(85,714)	(291,287)	(396,631)	(627,662)	(1,729,804)
Foreign currency translation adjustments	(496)	-	(496)	-	(496)
Total comprehensive loss	$(86,210)	$(291,287)	$(397,127)	$(627,662)	$(1,730,300)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of shares outstanding- basic and diluted	138,295,500	89,725,423	138,295,500	71,419,193

The accompanying notes are an integral part of these unaudited interim fnancial statements.

Discovery Energy Corp.

(an Exploration stage company)

Statements of Cash Flows

(Unaudited)

			Cumulative from
			Inception
	Nine Months Ended	Nine Months Ended	May 24, 2006 to
	November 30, 2013	November 30, 2012	November 30, 2013

Cash flows used in operating activities
Net loss	$(396,631)	$(627,662)	$(1,729,804)
Adjustments to reconcile net loss to net cash used in operating activities
Shares issued for property acquisition	-	-	11,250
Amortization of debt discount	-	3,774	11,765
Gain on debt for shares issued for settlement of accounts payable	-	-	(17,980)
Unrealized foreign exchange loss (gain)	-	3,928	3,717
Services provided by founders in exchange for shares	-	-	15,520
Interest on convertible note	-	-	500
Changes in assets and liabilities:
Prepaid expenses	26,041	-	-
Accounts receivable	-	2,821	-
Deferred expenses	(3,100)		(3,100)
Accounts payable and accrued liabilities	52,388	66,056	234,426
Net cash used in operating activities	(321,302)	(551,083)	(1,473,706)

Cash flows from investing activities
Acquisition of oil and gas property	-	(439,835)	(988,415)
Net cash flows used in investing activities		(439,835)	(988,415)

Cash flows from financing activities
Subscription proceeds	-	-	10,000
Proceeds from notes payable-related party	18,500	25,000	43,500
Repayments on promissory notes	(125,000)	-	(125,000)
Common stock issued	-	748,750	2,458,496
Private placement fees	-	-	(4,713)
Repayments on shareholder advances	-	-	(65,000)
Advances from shareholders	-	(50,000)	149,061
Net cash flows from financing activities	(106,500)	723,750	2,466,344

Foreign exchange effect on cash	(496)	(3,928)	(2,514)

Change in cash during the period	(428,298)	(271,096)	1,709

Cash beginning of the period	430,007	504,742	-
Cash end of the period	$1,709	$233,646	$1,709

Supplemental disclosures:
Interest paid in the period	$-	$-	$-
Income taxes paid in the period	$-	$-	$-
Noncash investing and financing activities:
Promissory notes issued for O&G property	$-	$650,000	$650,000
Reclass of accrued interest to promissory note	17,294	-	17,294
Shares issued for conversion of note		-	110,556
Discount on convertible note	$-	$11,765	$11,765
Shares issued for settlement of accounts payable	$-	$29,400	$29,400
Shares issued for O&G property	$-	$1,995,000	$783,000

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

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, the successful development of the Prospect or one or more alternative oil and gas properties, and the attainment of profitable operations. As of November 30, 2013, the Company has not generated any revenues and has an accumulated loss of $1,730,300 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On May 15, 2013, the Company modified an October 2012 capital raising agreement with Chrystal Capital Partners LLP (“Chrystal”), a corporate finance firm based in London regulated by the British Financial Services Authority. While the Company no longer pays a monthly fee to Chrystal, it is obligated for a period of 18 months beginning May 1, 2013 to pay Chrystal a success fee for any transaction completed with any prospect previously introduced by Chrystal. Subsequent to the agreement modification, Chrystal has introduced the Company to a very small number of further potential investors or joint venture partners. If the Company consummates a transaction with any of these persons, it generally expects to pay to this firm the success fees originally agreed upon.

During November 2013, the Company engaged on a non-exclusive basis the services of SourceRock Advisors, LLC, an oil & gas finance advisory firm based in Washington, DC and Houston, Texas and Headwaters BD, LLC a registered broker dealer and member of FINRA/SIPC to act as the Company’s Transaction Agents in order to complete a transaction to secure senior debt, subordinated debt, or equity capital, on a “Best Efforts” basis. The Company has no material obligations under this agreement, unless a successful financing is completed, in which event it will owe success fees the Company believes to be reasonable and customary.

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

On September 26, 2013 and October 21, 2013, the Company entered into three unsecured corporate demand notes with two related parties, William Begley and Keith Spickelmier. See Note 4 below.

As of November 30, 2013, $92,581 is due to directors of the Company for expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing, and due on demand.

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

On September 26, 2013, the two Liberty notes with a total remaining balance of $525,000 were amended wherein the notes were consolidated including accrued interest to date into one note with a balance of $542,294. The maturity date was extended to December 10, 2013 (the “Initial Due Date”); provided, however, that if the Company had made prepayments in the aggregate amount of $250,000 prior to the Initial Due Date, then the due date for the remainder of the principal amount of and accrued interest on the consolidation note would have been extended until February 3, 2014. The note bears interest at a floating rate equal to the one-month term LIBOR rate, plus an additional 3%.

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

On October 21, 2013, the Company entered into an unsecured corporate demand note with related party, William Begley. The note was in the amount of $3,500, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first annual anniversary. The note is non-interest bearing.

5.	Subsequent Events

On December 10, 2013, the new Liberty note with a total remaining balance of $542,294 was amended wherein the maturity date was extended to January 10, 2014 (the “Initial Due Date”); provided, however, that if the Company had made prepayments in the aggregate amount of $250,000 prior to the Initial Due Date, then the due date for the remainder of the principal amount of and accrued interest on the consolidation note would have been extended until February 3, 2014. The note bears interest at a floating rate equal to the one-month term LIBOR rate, plus an additional 3%.

On December 16, 2013, the Company entered into an unsecured corporate demand note with a related party, Keith Spickelmier. The note was in the amount of $17,500, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first annual anniversary. The note is non-interest bearing.

On December 20, 2013, the Company entered into an unsecured corporate demand note with a related party, Mark Thompson. The note was in the amount of $17,000, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first annual anniversary. The note is non-interest bearing.

On January 6, 2014, the Company entered into an additional unsecured corporate demand note with a related party, Keith Spickelmier. The note was in the amount of $25,000, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first annual anniversary. The note is non-interest bearing.

On January 10, 2014, the new Liberty note with a total remaining balance of $542,294 was further amended wherein the maturity date was extended to March 10, 2014 (the “Initial Due Date”); provided, however, that if the Company makes prepayments in the aggregate amount of $250,000 prior to the Initial Due Date, then the due date for the remainder of the principal amount of and accrued interest on the consolidation note shall be extended until May 2, 2014. The note bears interest at a floating rate equal to the one-month term LIBOR rate, plus an additional 3%.

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

General

Our company, Discovery Energy Corp., f/k/a "Santos Resource Corp.," was incorporated under the laws of the state of Nevada on May 24, 2006. Our current business plan is to explore for and produce oil and gas from a tract of land (the "Prospect") covered by Petroleum Exploration License (PEL) 512 (the "License") in the State of South Australia. We adopted this business plan near the end of our fiscal 2012, after having previously abandoned our initial business plan involving mining claims in Quebec, Canada and after we had been dormant from a business perspective for a period of time. In connection with the adoption of our current business plan, we had changes in control of our company, our management, our corporate name, and our status from a “shell” company, as that term is defined in Rule 405 of the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.

During our fiscal 2013, we made significant strides in our new business plan, as the License was formally granted to us after the satisfaction of a number of significant preconditions to the grant. The one objective that we have yet to accomplish is the completion of a major capital raising transaction that would enable us to commence exploration on and the development of the Prospect. We are currently involved in efforts to complete a major capital raising transaction or to procure a major joint venture partner. The achievement of either of these goals (or some combination of the two) would likely enable us to start the development of the Prospect in a meaningful way. We have no assurance that we will be successful in achieving either of the preceding goals.

In the remainder of this Report, Australian dollar amounts are prefaced by "AU$" while United States dollar amounts are prefaced simply by "$" or (when used in close proximity to Australian dollar amounts) by "US$." When United States dollar amounts are given as equivalents of Australian dollar amounts, such United States dollar amounts are approximations only and not exact figures. During the past year, that exchange rate has varied from a low of AU$1.00/US$0.8836 to a high of AU$1.00/US$1.0583.

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

In the right circumstances, we might assume the entire risk of the drilling and development of the Prospect. More likely, we will determine that the drilling and development of the Prospect can be more effectively pursued by inviting industry participants to share the risk and the reward of the Prospect by financing some or all of the costs of seismic surveying and drilling wells. Such arrangements are frequently referred to as "farm-outs." In such cases, we may retain a carried working interest or a reversionary interest, and we may be required to finance all or a portion of our proportional interest in the Prospect. Although this approach will reduce our potential return should the drilling operations prove successful, it will also reduce our risk and financial commitment to a particular prospect. Prospective participants have already approached us regarding possible "farm-out" arrangements.

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

The License is subject to a five-year work commitment, which involves the following:

*	Year 1 – Conduct geological and geophysical studies including interpretation of existing seismic data. In management’s view, the geotechnical work completed in year-one was sufficient to satisfy this requirement, and we filed our report in this connection with the South Australian government. We have received no comments from the government relating to this report.
*	Year 2 - Conduct a new 2D seismic survey totaling at least 250 kilometers (approximately 155 miles). We have had informal discussions with the relevant government reuglators to substitute our planned 3D survey discussed below for this requirement, and we plan to apply for formal approval of the substitution.
*	Year 3 - Acquire new 3D seismic data totaling at least 400 square kilometers (approximately 155 square miles) and drill two wells
*	Year 4 - Drill five wells
*	Year 5 - Drill five wells

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

Based on our research and technical analysis to date, we believe that acceleration of the License work plan can be justified. The initial phase of our plan of operation involves (among other things) conducting a 3D seismic survey of 130 square kilometers (approximately 50 sq. miles) and drilling of at least four exploration wells. This activity will, in our view, meet the near-term work requirements under the License. Subject to the availability of funds plus proper equipment and personnel, management feels that US$38.0 million or more can be productively invested within the next two years. Not only is this program contingent on our procurement of sufficient funds, it is subject to governmental approval to vary the work commitment already in place.

We intend to seek a joint venture partner, which might act as the operator of our wells. If we are unsuccessful in procuring such a partner, we will engage the services of a contract driller once we have identified a proposed drilling site. Management foresees no problem in procuring the services of one or more qualified operators and drillers in connection with the initial phase of our plan of operation, although a considerable increase in drilling activities in the area of our property could make difficult (and perhaps expensive) the procurement of operating and drilling services. In all cases, the operator will be responsible for all regulatory compliance regarding the well, including any necessary permitting for the well. In addition to regulatory compliance, the operator will be responsible for hiring the drilling contractor, geologist and petroleum engineer to make final decisions relative to the zones to be targeted, well design, and bore-hole drilling and logging. Should the well be successful, the operator would thereafter be responsible for completing the well, installing production facilities and interconnecting with gathering or transmission pipelines if economically appropriate.

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

Results of Operations

Our results of operation for the three- and nine- month periods ended November 30, 2013 and 2012 are summarized in the table below:

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012

Revenue	$0	$0	$0	$0
Operating Expenses	$81,644	$289,315	$384,008	$633,412
Other (income)/expenses	$4,070	$1,972	$12,623	$(5,750)
Net Loss	$(85,714)	$(291,287)	$(396,631)	$(627,662)

Our operating expenses for the three- and –nine-month periods ended November 30, 2013 and 2012 are outlined in the table below:

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012

General and Administrative	$18,116	$49,154	$64,222	$81,623
Exploration Costs	$11,100	$51,487	$86,214	$222,079
Professional Fees	$25,537	$106,975	$130,957	$240,698
Rent	$3,291	$4,086	$8,926	$7,256
Travel	$23,600	$77,613	$93,689	$81,756
Total Operating Expenses	$81,644	$289,315	$384,008	$633,412

Results of Operations for the Three-Month Periods Ended November 30, 2013 and 2012

Revenues. We did not earn any revenues for either the quarter ended November 30, 2013 or the similar period in 2012. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter the commercial production.

Expenses. Total operating expenses incurred during the quarter ended November 30, 2013 were markedly lower than those incurred during the similar period in 2012. As discussed below, the net decrease of approximately $207,000 ($81,644 versus $289,315) is attributable to reduced expenditures in all cost categories. This net decrease resulted from our more limited business focus during the quarter ended November 30, 2013, which focus was almost exclusively on capital raising activities.

Professional fees for the quarter ended November 30, 2013 were lower by approximately $81,000 ($25,537 versus $106,975) compared to the same period in 2012. Virtually all of this improvement was associated with two cost elements. First the current period did not include any investment banking retainer fee payments, as compared to the quarter ended November 30, 2012. Secondly, legal and other professional fees were notably lower in the current period because such services were not required to complete the acquisition of PEL512 License, as was the case in the quarter ended November 30, 2012. The South Australian government issued the License to us at the end of October 2012.

The reported decline of about $40,000 ($11,100 versus $51,487) in exploration costs during the quarter ended November 30, 2013 compared to the similar period in 2012 is attributable to lower payments made to those providing geological and geophysical services. During the quarter ended November 30, 2012, our consultants were engaged in the interpretation and evaluation of reprocessed 3D seismic information that was received in August 2012. There was no similar work ongoing during the quarter ended November 30, 2013. The timing of payments for geotechnical work also raised somewhat the exploration expenditures during the quarter ending November 30, 2012 compared to the current period.

Travel expenses decreased by 70% to $23,600 from $77,613 during the quarter ended November 30, 2013 compared to those incurred during the quarter ending November 30, 2012.

General and administrative expenses were lower by about $31,000 ($18,116 versus $49,154) during the quarter ended November 30, 2013 compared to the same period last fiscal year. About two-thirds of this decline was specifically related to the payment timing of certain administrative fees associated with maintenance of the PEL512 License. Obligations were invoiced and paid during the quarter ended November 30, 2012 but were not invoiced until December of 2013, after the end of the current reporting period, which ended November 30, 2013.

Net loss. Our net loss for the quarter ended November 30, 2013 decreased by approximately $205,000 ($85,714 versus $291,287) as compared to the similar period in 2012. This primarily reflects the reduction in total operating costs. On a per share basis, our losses for both the three-month periods ended November 30, 2013 and November 30, 2012 were less than $0.01

Results of Operations for the Nine-Month Periods Ended November 30, 2013 and 2012

Revenues. We did not earn any revenues for either the nine months ended November 30, 2013 or the similar period in 2012. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter the commercial production.

Expenses. The total operating expenses incurred during the nine months ended November 30, 2013 were about 39% lower ($384,008 versus $633,412) than those incurred in the comparable period ended November 30, 2012. Broadly, this reduction reflects markedly lower exploration costs and professional fees. Small increases in travel and rent expense were offset by a 20% decrease in general and administrative costs.

Exploration expenditures declined by nearly $136,000 ($86,214 versus $222,079) during the nine-month period ended November 30, 2013 compared the similar period that ended November 30, 3012. Nearly 60% of this reduction reflects the lack of need for outside-party work related to reprocessing of seismic data and analyzing the resource potential of the PEL512 Prospect. Most of the remaining decrease was associated with lower internal costs of managing these projects and interpreting their results. The reduction of about $110,000 to $130,957 from $240,698 in professional fees during the period ended November 30, 2013 reflects 1) a decline in legal expenses because no such services were required to complete the acquisition of the PEL512 License, which included concluding the Native Title Agreement negotiations and restructuring of the agreements between us and Liberty Petroleum Corporation, and 2) a lower level of investment banker retainer fee payments during the current period.

Net loss. Our net loss for the nine months ended November 30, 2013 decreased by approximately 37% to $396,631 from $627,662 as compared to the similar period in 2012. This primarily reflects the net reduction in total operating costs. On a per share basis, our loss was less than $0.01 for the nine month period ended November 30, 2013 compared to the nine month period ended November 30, 2012 when the per share loss was $0.01.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Requirements

Financing History and Immediate, Short-Term Capital Needs

Since the change in our corporate direction in January 2012, we have financed our business primarily through private placements of common stock. During this fiscal year ended February 28, 2013, we completed three rounds of financing in which we raised total "seed" capital in the amount of $2,308,750 resulting in the issuance of 18,470,00 shares of our common stock. As of November 30, 2013, we had drawn $8,900 in funds against the Company’s bank credit card . From time to time, short term funds have been advanced by our officers and directors. At the end of September 2013, we received loans totalling $15,000 from two directors, during December 2013, we received loans totalling $34,500 from a director and from an officer and in January 2014 we received $25,000 from a director.. These advances are each evidienced by demand notes, which are non-interest bearing. Since we changed our business focus in January 2012, we entered into a related party loan transaction one other time, and this loan was subsequently converted in shares of our common stock.

As of November 30, 2013, we had cash in the approximate amount of $1,709, and we had a working capital deficit of $728,136. As of January 14, 2013, we had the US dollar equivalent of approximately $1,300 of cash on hand. This amount of cash represents our lowest amount of available cash since we changed our business focus in January 2012. The bulk of the current working capital deficit is associated with two promissory notes totaling $525,000 in outstanding principal made payable to Liberty Petroleum Corporation (“Liberty”). The two original notes were consolidated into a single note as of September 26, 2013. The new note’s balance due is $542,294 which reflects the sum of the outstanding balances and accrued interest amounts of the two old notes, at the time of consolidation. The new note (as amended) is due on March 10, 2014 (the “Initial Due Date”); provided, however, that if we make prepayments in the aggregate amount of $250,000 prior to the Initial Due Date, then the due date for the remainder of the principal amount of and accrued interest on the new note shall be extended until May 2, 2014.

Given the amount of cash on hand, we anticipate the need to raise an estimated $6.3 million of additional funds by October 2014 for operating expenses, retirement of the Liberty note and completion of the second year License work commitment. We intend to try to do this by common stock private placements. or through short-term loans. We have no assurances that we will be successful in raising required additional funds. If we are unsuccessful in raising required additional funds in the immediate future, we will need (among other things) to seek a further extension of the Liberty note. While Liberty has accommodated us in the past in this regard, we have no assurance that it would accommodate us again. Our failure to raise required additional funds or obtain an extnsion of the Liberty notes in the immediate future could have adverse consequences for us, including our inability to continue our new business plan, which could result in a complete loss of stockholders' equity.

Long-Term Capital Needs

The five-year work commitment relating to the License imposes certain financial obligations on us. We believe that our exploration work met or exceeded the first-year work requirement under the License. However, we will need to obtain additional financing above that discussed above before we can fully implement our current plan of operation. This includes monies to meet the second-year work commitment with respect to the License, which began late in October 2013. Moreover, we expect to need a substantial amount of funds to develop the Prospect. In addition to the preceding, we will need working capital to satisfy our general and adminstrative expenses.

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

Beyond the second License year, we have developed a work plan for the Prospect that is expected to include additional 3D seismic surveying, new 2D seismic surveying and exploratory drilling. Assuming availability of funding, timely governmental approvals, and access to proper equipment and trained personnel, we feel that a total of about US$38.0 million of outside capital can be productively invested across the Prospect during the next two years.

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

Major Financing Efforts and Other Sources of Capital

During October 2012, we engaged the services of a corporate finance firm based in London regulated by the British Financial Services Authority. This firm assisted us in connections with our efforts to complete a major capital raising transaction by introducing us to a number of potential investors and joint venture partners. In May 2013, we and this firm modified our agreements so that this firm is not expected to introduce us to a meaningful number of further potential investors or joint venture partners, and we will no longer pay a monthly fee to it. However, we may have future discussions with potential investors and joint venture partners introduced to us by this firm. Moreover, despite our agreements, this firm has introduced us to a very small number of further potential investors or joint venture partners. If we consummate a transaction with any person introduced to us by this firm, we generally expect to pay to this firm the success fees to which we originally agreed.

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

During November 2013, we engaged on a non-exclusive basis the services of SourceRock Advisors, LLC, an oil & gas finance advisory firm based in Washington, DC and Houston, Texas and Headwaters BD, LLC a registered broker dealer and member of FINRA/SIPC to act as the Company’s Transaction Agent to complete a transaction to secure senior debt, subordinated debt, or equity capital, on a “Best Efforts” basis. SourceRock’s role under the agreement will be to provide advisory services with respect to asset valuation, marketing, and capital budgeting (“Advisory Services”). As the Transaction Agent, Headwaters role will be to identify, contact, evaluate and solicit potential debt and equity investment interest in the Company. We have no material obligations under this agreement, unless a successful financing is completed, in which event we will owe what we believe to be reasonable and customary.

Our capital strategy for most of the past year or so has been to try to engage in a single major capital raising transaction to provide sufficient funds to satisfy our capital needs for a number of years to come. While we are not completely abandoning this strategy, we are shifting our emphasis in an effort to try to engage in one or more smaller capital raising transactions to provide sufficient funds to satisfy our capital needs through August 2014. We are engaged in discussions regarding smaller financings at this time, but we have not reached an agreement in principle, much less a definitive agreement, in this regard. We have no assurance that we will be successful in obtaining required funds.

In addition to smaller, equity placements for short-term needs and a major capital raising transaction for long-term needs, we expect to have available other sources of capital. For example, one source of funding under investigation is the sale of a portion of our interest in the Prospect to a joint venture partner for a cash payment and/or a work commitment. We have had preliminary discussions with several companies to become joint venture partners. To obtain the maximum combination of cash and work commitment in connection with the sale of an interest in the Prospect, we have conducted extensive geological and geophysical work, including the reporcessing existing 3D seismic data relating to a portion of the Prospect, and we may seek to add further value by completing a 3D seismic survey over other portions of the Prospect. We have no assurance that we will secure a joint venture partner. A joint venture arrangement is unlikely to help with our immediate cash needs, but (if secured) one would help with our longer-term cash needs.

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

Finally, to conserve on our cash requirements, we may try to satisfy some of our obligations by issuing shares of our common stock, which will result in dilution to our existing stockholders.

Consequences of a Financing Failure

The amount of cash on hand, the pending maturity of the Liberty notes, and the need to raise additional capital of at least US$6.3 million by the end of October 2014 to continue operations and satisfy our year-two obligations have all heightend our need to raise a significant amount of additional capital in the near future. If required financing is not available on acceptable terms, we could be prevented from satisfying our debt obligations or developing the Prospect. In such event, we would be forced to seek a futher extension of the note to Liberty, or else default on the note. If a default occurs, Liberty could exercise the rights of an unsecured creditor and possibly levy encumbrances on all or a large part of our assets. Moreover, our failure to honor our work commitment could result in our loss of the License. If any of the preceding events were to occur, we could be forced to cease our new business plan altogether, which could result in a complete loss of stockholders' equity. If we do not obtain additional financing through an equity or debt offering, we may be constrained to attempt to sell some portion of the Prospect under unfavorable circumstances and at an undesirable price. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such sale would be adequate to fund our activities. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities.

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

January 20, 2014

