Form 10-K
period 2014-02-28
Discovery Energy Corp.
filed 2014-06-04
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $15,194,200.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 138,837,500 as of May 29, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DISCOVERY ENERGY CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2014

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

PART I

Item 1. Business.

General

Our company, Discovery Energy Corp., was incorporated under the laws of the state of Nevada on May 24, 2006 under the name "Santos Resource Corp." Our current business plan is to explore for and produce oil and gas from a tract of land (the "Prospect") covered by Petroleum Exploration License (PEL) 512 (the "License") in the State of South Australia. We adopted this business plan near the end of our fiscal 2012, after having previously abandoned our initial business plan involving mining claims in Quebec, Canada and after we had been dormant from a business perspective for a period of time. In connection with the adoption of our current business plan, we had a change in control of our company, a change in our management, a change in our corporate name, and a change of our status from a “shell” company, as that term is defined in Rule 405 of the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.

After having made significant strides in our business plan during our fiscal 2013 (including the formal grant of the License after the satisfaction of a number of significant preconditions), during our fiscal 2014 we focused our efforts to complete a major capital raising transaction or procure a major joint venture partner to further our business plan. The achievement of either of these goals (or some combination of the two) would likely enable us to start the development of the Prospect in a meaningful way. We were not able to achieve either of these goals during our fiscal 2014, although we are continuing concerted efforts to do so. Our inability to achieve either of these goals has placed significant pressure on us, as we have certain pressing payments and expenditures with respect to which we will suffer material adverse effects if we fail to make. These payments, expenditures and consequences are discussed in detail herein. We have no assurance that we will be successful in completing a major capital raising transaction, procuring a major joint venture partner, or avoiding the materially adverse effects resulting from a failure to do so.

A positive development occuring after the end of our fiscal 2014 was the modification and extension of the work commitment relating to the License. The details of this development are discussed herein. The modification reduces our obligations under the work commitment, and management believes will enhance our ability to complete a major capital raising transaction, or procure a joint venture partner, or both, although we have no assurance of this.

In the remainder of this Report, Australian dollar amounts are prefaced by "AU$" while United States dollar amounts are prefaced simply by "$" or (when used in close proximity to Australian dollar amounts) by "US$." When United States dollar amounts are given as equivalents of Australian dollar amounts, such United States dollar amounts are approximations only and not exact figures. During the past year, that exchange rate has varied from a low of US$1.00/AU$0.948 to a high of US$1.00/AU$1.147.

Description of Prospect – Petroleum Exploration License (PEL) 512

Granted on October 26, 2012, the License accords to us a 100% working interest (82% net revenue interest) in the Prospect. The Prospect covers 584,651 gross acres in the State of South Australia that overlays portions of geological systems commonly referred to as the Cooper and Eromanga Basins. This geologic system, which covers the northeast corner of South Australia and the southwest corner of Queensland State (see location map below), is the most prolific producing onshore region in Australia. A Basin wide assessment by the South Australia Government (DMITRE) estimates 2 trillion barrels of oil has been generated from Permian Source Rocks. Industry estimates suggest that 640 million barrels (stock tank oil initially in place) are still in place and that the estimated ultimate recovery (EUR) for the SA Cooper basin is approximately 200 million barrels. Through March of this year, exploration and development drilling in the South Australia portion of the Copper/Eromanga Basins has consisted of more than 838 exploration wells, 526 appraisal wells and 987 development wells. (Source: PEPS database – May 2014)

The Cooper Basin is comprised of 32 million acres. It developed in late Carboniferous Period to the early Permian Period, and features a maximum thickness of sediments of about 9,000 feet. This basin is divided into several depo centers by faulted anticlinal trends. The Permian Period formations within the Cooper Basin are characterized by alternating fluvial sandstones/floodplain siltstones. Overlaying the Permian Period are Triassic Period formations characterized by fluvial/floodplain sediments. The Eromanga Basin is comprised of 250 million acres, which developed as an interior sag over the central and eastern region of Australia during the Jurassic and Cretaceous Periods. In the south, the depo centers coincide with underlying Cooper Basin synclines. The younger Eromanga Basin covers the entire Cooper Basin. The geological characteristics of these two basins cause them in effect to form a basin system that for many purposes can best be thought of in terms of a single geological phenomenon rather than two.

In South Australia where the Prospect is located, hydrocarbons were first produced in 1963 when the Gidgealpa 2 discovery well was completed. The prolific Moomba gas field was discovered in 1966. The first commercial oil was discovered in 1970 in the Tirrawarra oil field. To date this localized system has produced more than 103 oil fields and 165 gas fields. Cumulative production in the Basins is estimated to the end of December 2013 at 6.9 trillion cubic feet (tcf) of natural gas since 1970, more than 172 million barrels (mmbo) of crude oil, condensate production over 80 million barrels of oil equivilant (mmboe) since 1983 and LPG production of 82 million barrels of oil equivilant (mmboe) since 1984. (Source: DMITRE - May 2014) While natural gas production and associated liquids at the giant Moomba gas field have been in decline, crude oil production has seen a resurgence largely due to the award of new exploration licenses under the South Australia Government bid process, greater drilling activity fueled by higher oil prices, and the use of new 3D seismic data which has resulted in higher exploration and development drilling success rates.

From January 2002 thru April 2014, new Cooper Basin explorers drilled 300 exploration wells (247 encountered hydrocarbons with 114 wells completed), 133 appraisal wells (111 suspended with 101 wells completed) and 401 development wells (388 wells suspended and completed). Most wells have targeted oil, although both oil and gas have been discovered. These new explorers have reported an overall commercial success rate of 38% on exploration, 76% on appraisal and 97% on development wells.

The Prospect comprises 584,651 gross acres overlaying portions of the Cooper and Eromanga basins. The Prospect is located in what is generally referred to as the Western Oil Flank of the Cooper Basin and is directly adjacent to permits operated by Beach Energy in joint venture with Cooper Energy on PEL 92 and Drillsearch Energy on PEL 91.

The PEL 512 Lycium area (Area A, ~4,000 Acres) is the smallest portion of the Prospect, the PEL 512 South area (Area B, ~181,000 acres) is the next largest portion of the Prospect, and the PEL 512 West area (Area C, ~400,000 acres) is the largest portion of the Prospect. The Permit Map set forth above indicates these areas of the Prospect in orange to the left of the center of the map.

During the late 1980s and again during 2005 and 2006, various operators drilled 10 wells in the extreme southeast corner of Area B. Reports filed with the South Australian government indicate that some of these wells exhibited "oil shows" but none were completed as commercial producers. Previous operators also conducted extensive seismic surveying on the license area and produced 5,153 km of 2D and 141 sq. km of 3D seismic data, which we acquired with the License.

From January 2011 through March 2014, Cooper Basin explorers drilled 101 exploration wells, 36 appraisal and 130 development wells. New explorers reported an exploration success rate of 33%, appraisal success rate of 83% and development success rate of 100%. The Recent Drilling Activity Map (above) indicates the locations of nearby producing oil and gas fields, new oil discoveries since 2011.

The use of 3D seismic interpretation and control combined with a greater understanding of the geology and producing formations has been a critical factor in the increase of recent exploration drilling success rates.

Since the early 1980s, the Western Flank area of the Cooper Basin on which the Prospect sits has produced in excess of 30 million barrels of oil. Drilling activity has recently increased in licensed areas bordering or in close proximity to the Prospect. Wells in the areas adjacent to the Prospect are vertical or near vertical and do not require lateral drilling or “fracing” for commercial completion.

In the licensed areas immediately adjacent to the Prospect operators reported daily oil production during the first quarter of 2014 of approximately 6,000 bopd from PEL 92 and 12,000 bopd from PEL 91 with further wells being tied into the production lines. (Source: Beach Energy Presentation - March 5, 2014)

In March 2014 the Operator on adjacent licences reported record half year results with total net production up 25% on the previous period. The strong result was driven by record oil production of 2.6 MMbbl, the majority of which was generated from the PEL 91 & PEL 92 located in the Western Flank and directly offset PEL 512.

During the last six months of 2013, the Operator for PEL 92 reported gross oil production of 1.0 MMbbl (767 kbbl net) up 36% when compared with the PCP. The re-perforation of Callawonga-8 and the connections of Callawonga-9, Butlers-7 and -8, Windmill-1 and Windmill-2 wells added ~700 bpd (gross) to production since mid-December. The average gross production rate for HY14 was just over 5,500 bopd. The Operator subsequently reported for the first quarter of 2014 gross oil production of 544,000 barrels up 3% from the previous quarter mainly driven by the four new wells brought on-line in late December 2013.

During the last six months of 2013, the Operator for PEL 91 reported record gross oil production of 2.3 MMbbl which was 833% higher than the PCP. The Operator subsequently reported for the first quarter of 2014 gross oil production of 1.13 million barrels which was slightly lower than the previous record quarter. The Bauer-9, -10, -11 and Chiton-2 wells were connected and are expected to maintain the Bauer to Lycium pipeline close to maximum capacity for the majority of this calendar year. This will be complimented by the Bauer facility expansion, which will increase fluid capacity (of both oil and water) from 33,000 bpd to 50,000 bpd, and new additional connections in Q3 2014.

The Prospect features ready access to markets via existing infrastructure including short haul trucking and expanding pipeline capacity, which includes a recently commissioned 18,000 Bbl/d main Trunk Line running from the Moomba Processing Facility to the Lycium Hub, just offset the Prospect’s border.

During 2012 and 2013 we assembled a significant technical database consisting of geological, geophysical and engineering data, well logs, completion reports, drilling reports, research reports, production data, raw and processed 2D/3D seismic data, maps and other related materials. Our initial technical focus was on evaluating the potential of the Prospect’s Area B. We subsequently engaged Apex Engineering based in Calgary, Alberta on March 21, 2012 to complete an NI 51 101 compliant report, which resulted in the identification of over 110 seismic generated leads over approximately 30% of the approximately 585,000 acre block. This was complimented by the reinterpretation of 5,153 km of 2D seismic and the reprocessing and reinterpretation of 141 sq. km of 3D seismic over the Lake Hope area in the eastern portion of the Prospect’s Area B by Hardin International Processing, Inc., and Bell & Murphy and Associates, LLC, both located in Dallas, Texas.

The ongoing technical assessment has also defined several drill ready prospects in the Lake Hope 3D area of Area B. Subject to the availability of funds, we plan to conduct a minimum 100 sq. km 3D seismic program during 2014/2015 work program in the western portion of Area B, which is directly on trend and in close proximity with the historic production and recent discoveries on Beach Energy’s operated PEL 92 to the North.

The South Australia Government approved an Associated Activities Licence (AAL) in early 2013 to construct a 30 km rig access road thru the western corner of Area B and into the adjoining PEL 112. This block is operated by Terra Nova, which subsequently drilled the Wolverine #1 well in May/June 2013. The newly constructed road provides us direct access to the area proposed and reduces costs for the planned 3D seismic program.

Terms of the License

On October 26, 2012, Discovery Energy SA Ltd, our Australian subsidiary (the "Subsidiary"), received the formal grant of the License from the South Australian Minister for Mineral Resources and Energy. The License is a "Petroleum Exploration Licence" regarding all regulated resources (including petroleum and any other substance that naturally occurs in association with petroleum) relating to the 584,651 gross acres comprising the Prospect land, provided, however, that the License does not permit using the Prospect land as a source of geothermal energy or a natural reservoir for the purpose of gas storage. The term of the License is for five years, with two further, five-year renewal terms, subject to the provisions of the South Australian Petroleum and Geothermal Energy Act 2000.

The License is subject to a five-year work commitment that is described in “Item 1. Business - Plan of Operation - Proposed Initial Activities.” Failure to comply with the work program requirements could lead to the cancellation of the License.

The License requires that, prior to commencing any fieldwork, the Subsidiary post a minimum security deposit of AU$50,000 (approximately US$46,300). Moreover, the License requires the Subsidiary to maintain insurance of the types and amounts of coverage that management believes are reasonable and customary, and are the industry standard throughout Australia.

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

In consideration of the Native Title Holders' entering into the Native Title Agreement, the Subsidiary remitted to them a one-time payment in the amount of AUS$75,000 (or US$80,377 based on the exchange rate charged to us in late November 2012 when the payment was made). Moreover, throughout the term of the License, the Subsidiary is obligated to pay to the State of South Australia for the benefit of the Native Title Holders production payments in amounts equal to 1% of the value at the wellhead of petroleum produced and sold from the lands covered by the License. Furthermore, for facilitating the administration of this Native Title Agreement, the Subsidiary will pay in advance to the Association an annual fee comprising 12% of a maximum administration fee (the "Maximum Administration Fee"), which is AUS$150,000 (or approximately US$138,600 based on exchanges rates in effect on May 23, 2014) (subject to adjustment for inflation). This 12% payment will be made for each year of the first five-year term of the License. After the first five-year term of the License, the payment will be four percent 4% of the Maximum Administration Fee for each year of the second and third five-year terms of the License.

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

Liberty Petroleum Corporation. Liberty Petroleum Corporation ("Liberty") was the winning bidder for the License. We entered into agreements with Liberty whereby Liberty agreed to sell the License to us upon its issuance. Eventually, Liberty and we modified our agreements so that we would take the direct issuance of the License in place of Liberty. For Liberty’s agreements to allow us to be issued the License, we agreed to remit to Liberty the following consideration, which has a deemed value of US$3.95 million:

*	Cash in the amount of $800,000
*	Two promissory notes with an aggregate principal amount of $650,000 – These promissory notes have undergone a number of amendments and were on September 26, 2013 combined into a single consolidation promissory note in the original princpal amount of $542,294, as some of the principal had been reduced and some interest had accrued. As extended, this consolidation promissory note is due and payable on or before July 11, 2014, provided that if we make prepayments in the aggregate amount of $250,000 prior to the due date, then the due date for the remainder of the principal amount of and accrued interest on the note would be extended until August 29, 2014.
*	Twelve million shares of our common stock

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

Keith D. Spickelmier. Prior to our agreements with Liberty, Liberty had entered into an agreement (as amended and restated, the "Liberty Agreement") with Keith D. Spickelmier, now (but not then) our Chairman of the Board. This agreement granted to Mr. Spickelmier the right to negotiate an option to acquire the License upon its issuance. Per the terms of the Liberty Agreement, Mr. Spickelmier paid to Liberty a $50,000 initial deposit. In anticipation of the assignment of the Liberty Agreement to us, we paid to Liberty (a) an additional $100,000 deposit to extend the exclusive right provided for by the Liberty Agreement, and (b) an additional $200,000 deposit to modify certain terms of the Liberty Agreement, including the further extension of the exclusive right. The preceding amounts were part of the $800,000 that we paid to Liberty, as discussed above. Subsequent to the assignment to us of the Liberty Agreement and pursuant to its terms, we reached the agreements described above whereby we would take the direct issuance of the License in place of Liberty. The purchase price for the assignment of Mr. Spickelmier’s rights in the Liberty Agreement is as follows:

*	$50,000 in cash - This amount was paid shortly after the assignment of the Liberty Agreement.
*	$100,000 deferred payment - This amount was paid after the issuance of the License.
*	Twenty million shares of our common shares - These shares were issued upon the assignment of the Liberty Agreement.
*	Fifty-five million shares of our common shares - These shares were issued to Mr. Spickelmier and his designees (all of whom constitute other members of our management) after the issuance of the License.

Native Title Holders. As described in “Item 1. Business - Native Title Agreement” above, the Subsidiary entered into the Native Title Agreement as a precondition for receiving the License. It entered into a similar agreement with other Aboriginal native titleholders and claimants as also described above. For all practical purposes, the terms of this additional agreement are the same as those contained in the Native Title Agreement. In consideration of the Native Title Holders’ entering into the Native Title Agreement, the Subsidiary made to them a one-time payment in the amount of AUS$75,000 (US$80,377). Throughout the term of the Native Title Agreement, the Subsidiary will be obligated to make additional payments that are further described in “Item 1. Business - Native Title Agreement.”

Government Payment. In connection with the issuance of the License, we made a nominal payment of less than US$3,500 to the Government of South Australia. A similar amount was paid to the Government of South Australia during fiscal 2014 as a License maintenance fee.

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

Although our primary focus is on the exploration and development of the Prospect, we have received information about, and have had discussion regarding possible acquisition of or participation in, other oil or gas opportunities. None of these discussions has led to any agreement in principle. Nevertheless, given an attractive opportunity and our ability to consummate the same, we could acquire one or more other crude oil and natural gas properties, or participant in one or more other crude oil and natural gas opportunities.

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

The License is subject to a five-year work commitment. We have completed the first year of this work commitment and in this year we conducted geological and geophysical studies including interpretation of existing seismic data. In management’s view, the geotechnical work completed in year-one was sufficient to satisfy this requirement, and we filed our report in this connection with the South Australian government. We have received no comments from the government relating to this report.

In May 2014, we received from the South Australian Minister for Mineral Resources and Energy notice of the approval of our application for the modification and six-month extension of the work commitment relating to the License. Until this modification and extension, our remaining work commitment involved the following:

*	Year 2 ending about October 26, 2014 - Conduct a new 2D seismic survey totaling at least 250 kilometers.
*	Year 3 ending about October 26, 2015 - Acquire new 3D seismic data totaling at least 400 square kilometers and drill two wells
*	Year 4 ending about October 26, 2016 - Drill five wells
*	Year 5 ending about October 26, 2017 - Drill five wells

As modified and extend, our remaining work commitment involves the following:

*	Year 2 ending about April 27, 2015 - Conduct a new 3D seismic survey totaling at least 100 square kilometers.
*	Year 3 ending about April 27, 2016 - Acquire new 2D seismic data totaling at least 100 kilometers, acquire 3D seismic data totaling at least 200 square kilometers and drill two wells
*	Year 4 ending about April 27, 2017 - Acquire new 3D seismic data totaling at least 200 square kilometers and drill two wells
*	Year 5 ending about April 27, 2018 - Drill three wells

The modification reduces our obligations under the work commitment, and management believes will ease our ability to complete a major capital raising transaction, or procure a joint venture partner, or both, although we have no assurance of this.

The prices of the equipment and services that we must employ to fulfill the work commitment vary based on both local and international demand for such products by others involved in exploration for and production of oil and gas. Recent high worldwide energy prices have resulted in growing demand, which lends support to higher prices being charged by suppliers. Therefore, we have no assurance that the steps in the work plan (e.g. shooting 100 square kilometers of 3D seismic) can be accomplished at current or lower costs.

Based on our research and technical analysis to date, we believe that the License work plan can be justified. Hence, the initial phase of our plan of operation involved (among other things) conducting a 3D seismic surveys totaling 300 square kilometers (approximately 115 sq. miles), conducting a 2D seismic survey of 100 kilometers (approximately 62 miles) and drilling of at least two exploration wells. This activity will take place on the Prospect’s Area B and meets the near-term work requirements under the License. Subject to the availability of funds plus proper equipment and personnel or a farm-out arrangment, management feels that US$15.5 million or more can be productively invested within the first three years.

We intend to seek a joint venture partner who or which might act as the operator to conduct seismic work and drill our wells. If we are unsuccessful in procuring such a partner, we will engage the services of a qualified seismic company to acquire additional 3D seismic data and once we have identified proposed drilling sites a third party contractor for drilling operations. Management foresees no problem in procuring the services of one or more qualified operators and drillers in connection with the initial phase of our plan of operation, although a considerable increase in drilling activities in the area of our properties could make difficult (and perhaps expensive) the procurement of operating and drilling services. In all cases, the operator will be responsible for all regulatory compliance regarding the well, including any necessary permitting for the well. In addition to regulatory compliance, the operator will be responsible for hiring the drilling contractor, geologist and petroleum engineer to make final decisions relative to the zones to be targeted, well design, and bore-hole drilling and logging. Should the well be successful, the operator would thereafter be responsible for completing the well, installing production facilities and interconnecting with gathering or transmission pipelines if economically appropriate. We expect to pay third party operators (i.e. not joint venture partner with us) commercially prevailing rates.

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

Markets and Marketing

The petroleum industry has been characterized historically by crude oil and natural gas commodity prices that fluctuate (sometimes dramatically), and supplier costs can rise significantly during industry booms. For example, crude oil and natural gas prices increased to historical highs in 2008 and then declined significantly over the last two quarters of 2008. Since this period, prices have improved generally steadiliy with occassional reversals, but prices have not returned to historical highs, although they have generally been higher than pre-2007 levels. Crude oil and gas prices and markets are likely to be volatile again in the future. Crude oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand for oil and gas, market uncertainty, and a variety of additional factors beyond our control. Those factors include:

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

Sales prices for oil and gas production are negotiated based on factors normally considered in the industry, such as the reported trading prices for oil and gas on local or international commodity exchanges, distance from the well to the pipeline, well pressure, estimated reserves, commodity quality and prevailing supply conditions. Historically, crude oil and natural gas market prices have experienced high volatility, which is a result of ever changing perceptions throughout the industry centered on supply and demand. We cannot predict the occurrence of events that may affect oil and gas prices or the degree to which such prices will be affected. However, the oil or gas prices realized by us should be equivalent to current market prices in the geographic region of the Prospect. Typically, oil prices in Australia reflect or are “benchmarked” against European commodity market trading settlement prices, namely Brent Crude. Recent price levels in this market have been at a premium to those settled in the United States, or (in other words) those “benchmarked” against West Texas Intermediate Crude. During certain periods, the differential has been substantial, although during the the summer of 2013 the differential virtually disappeared before widening again. For the fourth quarter 2013, Beach Energy, a Cooper Basin producer reported a record average Brent oil price of AU$129.80 per barrel (US$119.91/bbl), and for the first quarter 2014, Beach Energy reported an annual average Brent oil price of AU$124.80 per barrel (US$115.21/bbl). As of May 26, 2014 WTI Crude Oil was priced at US$104.35 per barrel and Brent Crude Oil was priced at US$110.54 per barrel. We cannot predict the future level of the price differential between WTI Crude Oil and Brent Crude Oil or be assured that such differential will reflect a favorable premium for us in the future. (Sources: Beach Energy Quarterly Report – March 31, 2014, Commodity prices - www.oil-price.net)

We will strive to obtain the best price in the area of our production. Our revenues, profitability and future growth will depend substantially on prevailing prices for crude oil and natural gas. Decreases in the prices of oil and gas would likely adversely affect the carrying value of any proved reserves we are successful in establishing and our prospects, revenues, profitability and cash flow.

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

Facilities

We maintain our principal executive offices at One Riverway Drive, Suite 1700, Houston, Texas 77056 through an office rental package on essentially a month to month basis. Management believes that any needed additional or alternative office space can be readily obtained.

Our Historical Business

Our historical business involved the proposed exploration and development of a 75% interest in and to 18 mineral claims covering approximately 900.75 hectares (9.01 km^2 ) called the Lourdeau Claims in the La Grande geological area of Quebec, Canada. We allowed these claims to expire in accordance with their terms on July 18, 2013, so that management can devote its entire attention to our current business.

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

RISKS RELATING TO OUR COMPANY

We need additional capital TO retire FULLY the liberty note, to SATISFY OUR WORK COMMITMENT, to PROVIDE WORKING CAPITAL and TO DEVELOP THE PROSPECT, which CAPITAL we may not be able to raise or WHICH may be available only on terms unfavorable to us.

In connection with the acquisition of the Prospect, we incurred deferred payments to Liberty in the form of two promissory notes in the original principal amounts of US$500,000 (originally due on or before April 26, 2013) and US$150,000 (originally due on or before July 26, 2013). These promissory notes have undergone a number of amendments and were on September 26, 2013 combined into a single consolidation promissory note in the original princpal amount of $542,294, as some of the principal had been reduced and some interest had accrued. As extended, this consolidation promissory note is due and payable on or before July 11, 2014, provided that if we make prepayments in the aggregate amount of $250,000 prior to the due date, then the due date for the remainder of the principal amount of and accrued interest on the note would be extended until August 29, 2014. This promissory note will become due before we are able to commence production on the Prospect. Moreover, because of the acquisition of the Prospect, we have a work commitment with respect to the Prospect requiring us to expend stipulated amounts. In management’s view, the geotechnical work completed to date meets the first year work commitment under the License. However, we will need additional funds to satisfy the work commitment in second and future years. Moreover, we will need working capital and further funds to explore and develop the Prospect in the manner that we prefer. Furthermore, we need additional capital to explore and develop the Prospect in a meaningful manner.

We are currently engage in active efforts to complete (a) a major capital raising transaction or (b) the sale of a portion of our interest in the Prospect to a joint venture partner for a cash payment and/or a work commitment, or (c) some combination of (a) and (b). We are using the services of firms that specialize in capital procurement, and we are pursuing our own capital raising initiatives. We have no assurance that we will be successful in completing a transaction that will provide us with required funds. Our failure to pay timely the Liberty note could result in Liberty’s exercise of the rights of an unsecured creditor and possibly levy encumbrances on all or a large part of our assets. Our failure to honor our work commitment could result in our loss of the Prospect. Our failure to procure required financing on acceptable terms could prevent us from developing the Prospect. If any of the preceding events were to occur, we could be forced to cease our new business plan altogether, which could result in a complete loss to our stockholders. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities. Any debt financing undertaken to procure funds may involve restrictions limiting our operating flexibility. Moreover, if we obtain funds through the issuance of equity securities, the following results will or may occur:

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

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended February 28, 2014 regarding our ability to continue as a going concern. Key to this determination is our lack of any historical revenues and its accumulated loss of $1,802,128 since inception. Management plans to try to fund our company primarily through the raising of capital through the sale of our equity securities, a farm in transaction or the sale of ownership in our Australia subsidiary, although there can be no assurance of success in this regard. There can be no assurance that we will be successful in achieving this objective, becoming profitable, or continuing our business without either a temporary interruption or a permanent cessation.

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

We plan on operating our business internationally in Australia. Operating internationally exposes us to a number of risks. Examples include a possible downturn in local economic conditions due to local policy decisions, increases in duties and taxes, and other adverse changes in laws and policies affecting our business, or governing the operations of foreign based companies. Additional risks include currency fluctuations, interest rate movements, imposition of trade barriers, and restrictions on repatriation of earnings. If we are unable to address these risks adequately, our financial position and results of operations could be adversely affected.

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

OUR MANAGEMENT OWNS A LARGE PERCENTAGE OF OUR OUTSTANDING STOCK, AND CUMULATIVE VOTING IS NOT AVAILABLE TO STOCKHOLDERS.

Our current senior management owns approximately 72.25% of our outstanding common stock as of the date of this Report. Cumulative voting in the election of directors is not authorized in our First Amended and Restated Articles of Incorporation. Accordingly, it is not permitted as a matter of law. As a result, the holder or holders of a majority of our outstanding shares of common stock may elect all of our directors. Management's large percentage ownership of our outstanding common stock will enable them to maintain their positions as such and thus their control of our business and affairs.

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

WE ARE REQUIRED TO COMPLY WITH SECTION 404 OF THE SARBANES OXLEY ACT OF 2002.

Pursuant to Section 404 of the Sarbanes Oxley Act of 2002, in connection with this Annual Report and future Annual Reports, we are and will be required to furnish a report by management on our internal controls over financial reporting which will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports. Furthermore, we expect that our compliance with the regulatory requirements described herein will likely increase our professional expenses.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, SHAREHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Certain Federal legislation, including the Sarbanes Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors because we have been a “shell” company for some period of time. Possibly if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Although we intend to bolster our corporate governance during fiscal 2015 as funds are available therefor, prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

RISKS RELATING TO OUR COMMON STOCK

OUR COMMON STOCK HAS EXPERIENCED ONLY LIMITED TRADING.

Our common stock is quoted on the over-the-counter markets under the name "Discovery Energy Corp." and the symbol "DENR". Previously, our common stock was quoted on the OTC Bulletin Board under the name "Santos Resource Corp." and the symbol "SANZ". The volume of trading of our common stock has been extremely limited. There can be no assurance as to the prices at which the shares of our common stock will trade in the future. Until shares of our common stock become more broadly held and orderly markets develop and even thereafter, the prices of our common stock may fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

*	The depth and liquidity of the markets for our common stock;
*	Investor perception of us and the industry in which we participate;
*	General economic and market conditions;
*	Responses to quarter to quarter variations in operating results;
*	Failure to meet securities analysts' estimates;
*	Changes in financial estimates by securities analysts;
*	Conditions, trends or announcements in the oil and gas industry;
*	Announcements of significant acquisitions, strategic alliances, joint ventures or capital commitments by us or our competitors;
*	Additions or departures of key personnel;
*	Sales of our common stock;
*	Accounting pronouncements or changes in accounting rules that affect our financial statements; and
*	Other factors and events beyond our control.

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

FUTURE SALES OF OUR SHARES IN SIGNIFICANT VOLUMES COULD ADVERSELY AFFECT US.

Presently, 138,837,500 shares of our common stock are issued and outstanding. We believe that until recently few of these shares were eligible for public sale. However, because of the passage of time, we now believe that nearly all of these shares are either now or will soon be eligible for public sale. Most of these shares will have become eligible for public sale only recently. Accordingly, we cannot now determine the effect that the recently acquired eligibility of these shares for public sale will have on the market price of these shares or on us. However, the sale of a large number of these shares may dilute an investor's percentage of freely tradable shares, may have a depressive effect on the price of our common stock, and might also adversely affect our ability to raise additional equity capital

THE TRADING PRICE OF OUR COMMON STOCK MAY ENTAIL ADDITIONAL REGULATORY REQUIREMENTS, WHICH MAY NEGATIVELY AFFECT SUCH TRADING PRICE.

The trading price of our common stock historically has been below $5.00 per share. As a result of this price level, trading in our common stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker dealers in connection with any trades generally involving any non NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker dealers by such requirements may discourage broker dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKEOVER, WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR SHAREHOLDERS.

Provisions of our First Amended and Restated Articles of Incorporation and Bylaws may be deemed to have anti takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt. In addition, our First Amended and Restated Articles of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences, as may be determined by our board of directors. Of this authorized preferred stock, no shares are currently issued and outstanding. Our board of directors may, without shareholder approval, issue up to 10,000,000 preferred stock with dividends, liquidation, conversion or voting rights that could adversely affect the voting power or other rights of our common shareholders.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We maintain our principal executive offices at One Riverway Drive, Suite 1700, Houston, Texas 77056 through an office rental package on essentially a month to month basis. Management believes that any needed additional or alternative office space can be readily obtained.

For information about our oil and gas property, see "Item 1 Business" above.

Item 3. Legal Proceedings.

We are not presently a party to any pending legal proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading Prices. Our common stock is quoted in the over-the-counter markets under the name "Discovery Energy Corp." and the symbol "DENR". Previously, our common stock was quoted on the OTC Bulletin Board under the name "Santos Resource Corp." and the symbol "SANZ". Set forth below are the ranges of closing prices of our common stock for the periods indicated, as reported in the over-the-counter markets. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. Our common stock began trading on June 15, 2009. The following table reports high and low closing prices, on a quarterly basis, for our common stock within the two most recent fiscal years:

	Common Stock
2013	High	Low
First Quarter	$.20	$.155
Second Quarter	$.20	$.20
Third Quarter	$.20	$.20
Fourth Quarter	$.20	$.20

	Common Stock
2014	High	Low
First Quarter	$.58	$.20
Second Quarter	$.40	$.40
Third Quarter	$.40	$.40
Fourth Quarter	$.51	$.40

Outstanding Shares and Record Holders. As of May 28, 2014, we had 83 common shareholders of record and 138,837,500 common shares outstanding.

Dividends. We have not paid any cash dividends on our common stock, and we do not intend to pay any dividends for the foreseeable future.

Recent Private Placements.

Cash Offering. On or about May 8, 2014, we commenced a private placement of shares of our common stock (“Shares”) at a price of $0.40 per Share. As of the date of this Report, we had sold an aggregate of 137,500 Shares to three accredited investors, resulting in cash proceeds equaling $55,000. All of the investors are accredited investors. Registrant may continue the preceding private placement with a view of selling an up to an aggregate of 750,000 Shares for aggregate proceeds of $300,000. Per Rule 135c under the Securities Act of 1933, as amended (the “Act”), nothing contained herein shall be construed to be an offer to sell, or a solicitation of an offer to buy, any of securities.

The issuances of the Shares described above are claimed to be exempt pursuant to Section 4(2) of the Act and Rule 506 of Regulation D under the Act. No advertising or general solicitation was employed in offering these securities. The offering and sale was made only to accredited investors, and subsequent transfers were restricted in accordance with the requirements of the Act.

None of the securities the issuances of which are described immediately above were registered under the Act, and none may not be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements.

Issuance for Services. Pursuant to an agreement reached on May 14, 2014 with a London-based corporate finance firm that assisted us in connection with our major capital raising efforts, we issued 248,800 Shares for services rendered by such firm. The issuance of these Shares is claimed to be exempt pursuant to Section 4(2) of the Act and Rule 506 of Regulation D under the Act. No advertising or general solicitation was employed in offering these securities. The offering and sale was made only to asingle accredited investor, and subsequent transfers were restricted in accordance with the requirements of the Act. None of the securities the issuances of which are described in this paragraph were registered under the Act, and none may not be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements.

Equity Compensation Plans. We have one equity compensation plan for our directors, officer, employees and consultants pursuant to which options, rights or shares may be granted or issued. This plan is named the “Discovery Energy Corp. 2012 Equity Incentive Plan” (the “Plan”). Information on the material terms of the Plan is given below. The following table provides information as of February 28, 2014 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	5,697,300
Total	-0-	-0-	5,697,300

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

Previous Awards. We have awarded 302,700 shares of our common stock in an outright grant pursuant to the Plan as of February 28, 2014.

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

*	Stock-Based Awards. A participant will recognize taxable income on the grant of unrestricted stock, in an amount equal to the fair market value of the shares on the grant date. Except as provided under "Certain Limitations on Deductibility of Executive Compensation" below, we will ordinarily be entitled to a deduction at the same time and in the same amounts as the ordinary income recognized by the participant with respect to such a stock award. Other rules apply with regard to other forms of stock-based awards.

*	Withholding. We retain the right to deduct or withhold, or require the participant to remit to his or her employer, an amount sufficient to satisfy federal, state and local and foreign taxes, required by law or regulation to be withheld with respect to any taxable event as a result of the Plan.

*	Certain Limitations on Deductibility of Executive Compensation. With certain exceptions, Section 162(m) of the Code limits the deduction to us for compensation paid to certain executive officers to $1 million per executive per taxable year unless such compensation is considered "qualified performance - based compensation" within the meaning of Section 162(m) or is otherwise exempt from Section 162(m). The Plan is designed so that options and SAR’s qualify for this exemption, and it permits the Administrator to grant other awards designed to qualify for this exemption.

*	Treatment of "Excess Parachute Payments.” The accelerated vesting of awards under the Plan upon a change of control of our company could result in a participant being considered to receive "excess parachute payments" (as defined in Section 280G of the Code), which payments are subject to a 20% excise tax imposed on the participant. We would not be able to deduct the excess parachute payments made to a participant.

Item 6. Selected Financial Data.

Not applicable.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Our company, Discovery Energy Corp., was incorporated under the laws of the state of Nevada on May 24, 2006 under the name "Santos Resource Corp." Our current business plan is to explore for and produce oil and gas from a tract of lands (the "Prospect") covered by Petroleum Exploration License (PEL) 512 (the "License") in the State of South Australia. We adopted this business plan near the end of our fiscal 2012, after having previously abandoned our initial business plan involving mining claims in Quebec, Canada and after we had been dormant from a business perspective for a period of time. In connection with the adoption of our current business plan, we had a change in control of our company, a change in our management, a change in our corporate name, and a change of our status from a “shell” company, as that term is defined in Rule 405 of the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.

After having made significant strides in our business plan during our fiscal 2013 (including the formal grant of the License after the satisfaction of a number of significant preconditions), during our fiscal 2014 we focused our efforts to complete a major capital raising transaction or procure a major joint venture partner to further our business plan. The achievement of either of these goals (or some combination of the two) would likely enable us to start the development of the Prospect in a meaningful way. We were not able to achieve either of these goals during our fiscal 2014, although we are continuing concerted efforts to do so. Our inability to achieve either of these goals has placed significant pressure on us, as we have certain pressing payments and expenditures with respect to which we will suffer material adverse effects if we fail to make. These payments, expenditures and consequences are discussed in detail herein. We have no assurance that we will be successful in completing a major capital raising transaction, procuring a major joint venture partner, or avoiding the materially adverse effects resulting from a failure to do so. To mitigate some of the above risk, management applied for and received approval from the South Australia Government (DMITRE) to reduce the work program (12 wells down to 7 wells) and temporarily suspended the licence to allow additional time to complete the reduced year-2 seismic work program. It is our expectation that the reduced work program will result in the Prospect being more attractive to both investment and potential joint venture partners.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations as of February 28, 2014 are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material. The footnotes to our financial statements contain critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements. These policies should be reviewed to understand our financial condition and results of operations.

Results of Operations

Financial results for the year ended February 28, 2014 are generally reflect lower levels of exploration activites, professional fund raising assistance and interntional travel compared to the year ended February 28, 2013.

Comparison of Year Ended February 28, 2014 to Year Ended February 28, 2013

Our results of operation for the fiscal years ended February 28, 2014 and February 28, 2013 are summarized in the table below:

	Fiscal Year Ended February 28	Fiscal Year Ended February 28
	2014	2013

Revenue	$-	$-
Operating Expenses	$453,861	$963,671
Other (income)/expenses	$15,094	$25,593
Net Loss	$468,955	$989,264

Our operating expenses for the fiscal years ended February 28, 2014 and February 28, 2013 are outlined in the table below:

	Fiscal Year Ended February 28	Fiscal Year Ended February 28
	2014	2013

General and Administrative	$109,819	$148,268
Exploration Costs	$91,589	$257,820
Professional Fees	$148,937	$329,289
Travel	$93,815	$219,097
Rent	$9,701	$9,197
Total	$453,861	$963,671

Revenues. We did not earn any revenues for either the fiscal year ended February 28, 2014 or the fiscal year ended February 28, 2013. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter the commercial production.

Expenses. The total expenses incurred during fiscal 2014 reflect a marked decrease in all our areas of activity and were approximately $510,000 less than the amount recorded in fiscal 2013, a reduction of nearly 53%. This reduction reflects a marked reduction in exploration costs, professional fees and travel expenses.

Professional fees remain the largest component of our fiscal 2014 expenses, just as they were in fiscal 2013. The decline in Professional Fees represents the largest absolute difference from fiscal 2013, decreasing by over $180,000. Legal fees were much higher in fiscal 2013 due to costs associated with the acquisition of the PEL 512 License. This Legal work included the conclusion the associated Deiri Native Title agreement and the restructuring of agreements between Liberty Petroleum Corporation and us. In addition, investment banker retainer fees were much higher during 2013 compared to 2014.

Exploration Costs this fiscal year were $91,589, which was about $166,000 less than last year. This reduction reflects the lack of need for outside-party reprocessing and interpretation of 3D seismic data. Costs also decreased due to lower internal costs of building and analyzing a substantial database of geological, geophysical and historic drilling results associated with oil and gas properties adjacent to PEL512. Much of the costs incurred in both fiscal 2013 and fiscal 2014 were creditable toward our first year work commitment under the License. This work was completed in October 2014 and subsequently reported to the South Australian government as required by the Petroleum Law

Over the course of fiscal 2013, high travel expenses were incurred in conjunction with our efforts to raise investment funds and directly secure the License. We sought capital in Europe and Asia through direct visits, aided by a London-based investment advisor. Additionally, we made an extended visit to Australia to with government officials in conjunction with the acquisition of the License and to discuss possible joint venture arrangements with potential partners. While fundraising efforts continued a pace during fiscal 2014, much of the interaction occurred in US generally and Texas in particular. Regardless of the venue, the most prospective sources of exploration capital remain individuals, institutions and private equity funds outside the US.

Other (income)/expenses. During fiscal 2014, we had a foreign exchange gain of $2,119 combined with $159 in miscellaneous income and $17,372 in interest expense. During fiscal 2013, we had a foreign exchange loss of $5,945 combined with $171 in other losses and $19,477 in interest expense. The amoritization of the debt discount is included in interest expense

Net loss. In view of this year’s decrease in business activity and the expenses related thereto, our net loss for the 12 months ended February 28, 2014 decreased to $468,955 (or $0.00 per-share) compared to our net loss during our last fiscal year ended February 28, 2013 of $989,264 (or $0.01 per-share).

Liquidity and Capital Resources

Financing History and Immediate, Short-Term Capital Needs

Since the change in our corporate direction in January 2012, we have financed our business primarily through private placements of common stock. Since January 2012 we conducted several rounds of financing in which we raised total "seed" capital in the amount of $2,308,750 resulting in the issuance of 18,607,500 shares of our common stock. These figures include the results to-date of the current private placerment discussed below. As of February 28, 2014, we had drawn $10,650 in funds against our bank credit card. From time to time, short term funds have been advanced by our officers and directors. As of May 27, 2014, we had oustanding loans totalling $179,700 from two directors and an entity controlled by one officer. These loans are each evidenced by demand notes, which are non-interest bearing. Since we changed our business focus in January 2012, we entered into a related party loan transaction only two other times, and subsequently these loans were either paid off quickly or converted into shares of our common stock.

As of February 28, 2014, we had cash in the approximate amount of $2,500, and we had a working capital deficit of about $768,000. As of May 29, 2014, we had the US dollar equivalent of approximately $38,000 of cash on hand. The bulk of the current working capital deficit is associated with the consolidation promissory note in the original princpal amount of $542,294 made payable to Liberty Petroleum Corporation (“Liberty”). As extended, this consolidation promissory note is due and payable on or before July 11, 2014, provided that if we make prepayments in the aggregate amount of $250,000 prior to the due date, then the due date for the remainder of the principal amount of and accrued interest on the note would be extended until August 29, 2014.

Given the amount of cash on hand, we anticipate the need to raise an estimated $4.5 million of additional funds by April 2015 for operating expenses, retirement of the Liberty note and completion of the second year of our work commitment. We intend to try to do this by common stock private placements to individual and institutional investors.. We have no assurances that we will be successful in raising required additional funds. If we are unsuccessful in raising required additional funds in the immediate future, we will need (among other things) to seek a further extension of the Liberty note. While Liberty has accommodated us in the past in this regard, we have no assurance that it would accommodate us again. Our failure to raise required additional funds or obtain an extension of the Liberty note in the immediate future could have adverse consequences for us, including our inability to continue our business plan, which could result in a complete loss of stockholders' equity.

Long-Term Capital Needs

The five-year work commitment relating to the License imposes certain financial obligations on us. In management’s view, the geotechnical work completed in year-one was sufficient to satisfy the requirement for year-one, and we filed our report in this connection with the South Australian government. We have received no comments from the government relating to this report. However, we will need to obtain additional financing above that discussed above before we can fully implement our current plan of operation. This includes monies to meet the second year requirements of the work commitment. This second year will end near the end of April 2015. Moreover, we expect to need a substantial amount of funds to develop the Prospect. In addition to the preceding, we will need working capital to satisfy our general and adminstrative expenses.

Between May 2015 and the end of April 2016, we estimate that at least US$13.7 million of additional capital will be required to continue operations and satisfy our the obligations for the third year of our work commitment. This amount will be needed before we are able to commence production on the Prospect. Accordingly, this amount must be raised. Moreover, this amount would not allow us to develop the Prospect in any meaningful way.

Beyond the third License year, we have developed a work plan for the Prospect that is expected to include additional 3D seismic surveying and exploratory drilling. Assuming availability of funding, timely governmental approvals, and access to proper equipment and trained personnel, we feel that a total of about US$19.0 million of outside capital must be invested across the Prospect the final two years of the initial Liciense term.

If we are successful with the early wells, we will continue with a full development plan, the scope of which is now uncertain but will be based on technical analysis of acquired seismic data collected and/or reprocessed, field drilling reports and well log reports. However, all of the preceding plans are subject to the availability of sufficient funding and the procurement of all governmental approvals. We do not now have sufficient available funds to undertake these tasks, and will need to procure a joint venture partner or raise additional funds as described above. The failure to procure a joint venture partner or raise additional funds will preclude us from pursuing our business plan, as well as exposing us to the loss of the License, as discussed below. Moreover, if our business plan proceeds as just described, but our first wells do not prove to hold producible reserves, we could be forced to cease our exploration efforts on the Prospect.

Major Financing Efforts and Other Sources of Capital

During October 2012, we engaged the services of a corporate finance firm based in London regulated by the British Financial Services Authority. This firm assisted us in connections with our efforts to complete a major capital raising transaction by introducing us to a number of potential investors and joint venture partners. In May 2013, we and this firm modified our agreements so that this firm is not expected to introduce us to a meaningful number of further potential investors or joint venture partners, and we no longer pay a monthly fee to it. However, we may have future discussions with potential investors and joint venture partners introduced to us by this firm, although these are expected to be few in number. If we consummate before November 2014 a transaction with any person introduced to us by this firm, we generally expect to pay to this firm the success fees to which we originally agreed. In May 2014, we reached an agreement that reduced somewhat the number of potential companies for which the firm can potentially earn success fees in exchange for which we issued the firm 240,700 shares of Common Stock.

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

During November 2013, we engaged on a non-exclusive basis the services of SourceRock Advisors, LLC, an oil and gas finance advisory firm based in Washington, DC and Houston, Texas, and Headwaters BD, LLC, a registered broker dealer and member of FINRA/SIPC, to act as our transaction agent to secure senior debt, subordinated debt, or equity capital on a “best efforts” basis. SourceRock’s role under the agreement will be to provide advisory services with respect to asset valuation, marketing, and capital budgeting. As the transaction agent, Headwaters role will be to identify, contact, evaluate and solicit potential debt and equity investment interest in us. We have no material obligations under this agreement, unless a successful financing is completed, in which event we will owe fees, which we believe to be reasonable and customary.

In addition to the preceding efforts using firms that specialize in capital procurement, we are pursuing our own independent capital raising initiatives, and we have several prospects in this regard.

Our capital strategy for most of the past year or so has been to try to engage in a single major capital raising transaction to provide sufficient funds to satisfy our capital needs for a number of years to come. While we are not completely abandoning this strategy, we are shifting our emphasis in an effort to try to engage in one or more smaller capital raising transactions to provide sufficient funds to satisfy our capital needs through April 2015. We are engaged in discussions regarding smaller financings at this time, but we have not reached an agreement in principle, much less a definitive agreement, in this regard. We have no assurance that we will be successful in obtaining required funds.

In addition to smaller, equity placements for short-term needs and a major capital raising transaction for long-term needs, we expect to have available other possible sources of capital. For example, one source of funding under investigation is the sale of a portion of our interest in the Prospect to a joint venture partner for a cash payment and/or a work commitment. We have had preliminary discussions with several companies to become joint venture partners. To obtain the maximum combination of cash and work commitment in connection with the sale of an interest in the Prospect, we have conducted extensive geological and geophysical work, including the reporcessing existing 3D seismic data relating to a portion of the Prospect, and we may seek to add further value by completing a 3D seismic survey over other portions of the Prospect. We have no assurance that we will secure a joint venture partner. A joint venture arrangement is unlikely to help with our immediate cash needs, but (if secured) one would help with our longer-term cash needs.

In May 2014 we initiated a private placement program offering of our Common Stock in order to raise funds to meet our immediate cash needs. We are seeking to place to accredited investors up to 750,000 Common Shares at a price of $0.40 per share. As of May 27, 2014, we had raised $55,000 and accordingly have issued 137,500 Common Shares.

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

Consequences of a Financing Failure

The amount of cash on hand, the pending maturity of the Liberty note, and the need to raise additional capital of at least US$4.5 million by the end of April 2015 to continue operations and satisfy our obligations for the second year of our work commitment have all heightend our need to raise a significant amount of additional capital in the near future. If required financing is not available on acceptable terms, we could be prevented from satisfying our debt or work commitment obligations, or developing the Prospect. Our failure to pay timely the Liberty note could result in Liberty’s exercise of the rights of an unsecured creditor and possibly levy encumbrances on all or a large part of our assets. Our failure to honor our work commitment could result in our loss of the Prospect. Our failure to procure required financing on acceptable terms could prevent us from developing the Prospect. If any of the preceding events were to occur, we could be forced to cease our business plan altogether, which could result in a complete loss of stockholders' equity. If we do not obtain additional financing through an equity or debt offering, we may be constrained to attempt to sell some portion of the Prospect under unfavorable circumstances and at an undesirable price. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such sale would be adequate to fund our activities. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities.

Known Trends

Management believes that it has discerned the following trends relevant to us:

*	The world’s economic weight will continue to shift from west to east, as a number of Asian economies (predominantly China) continue to grow at a rate above the remainder of the world. This shift should continue the recent increases in Australia’s energy production, both value and quantity.
*	Considerable investment in the Australian oil and gas industry should continue. These should also continue the importance of Australia as a leading energy exporter. Various large liquefied natural gas facilities in Western Australia, Queensland and the Northern Territory are in various stages of construction and are some of the largest liquefied natural gas (LNG) projects ever undertaken in Australia. These facilities should open up large export markets.
*	Australia is currently the world’s fourth-largest LNG exporter and the Australian petroleum industry is aiming to make the country the world’s first or second largest LNG exporter by 2022. The industry forecast for gas production is 142.5bcm by 2017 from an estimate of 59.7bcm in 2012. This growth will be brought about by the development of gas fields that will come online alongside the completion of LNG projects. We expect about 75% of this gas to be exported as LNG, largely to Asian customers. By 2022, gas production is forecast to hit 179.2bcm, with LNG exports surpassing 100bcm.

*	According to the country's energy ministry, Australia is using oil three times faster than it is finding it. Oil production and consumption was 525,200 barrels per day (b/d) and 1.05mn b/d, respectively, in 2012. Consumption is expected to continue its uptrend to hit 1.08mn b/d in 2017 and 1.14mn b/d in 2022. Oil production, however, is projected to trend downwards to 517,900b/d in 2017 and 505,900/d in 2022 due to the lack of notable projects beyond 2013.
*	Nonetheless, further oil discoveries and possible development particularly in the Cooper Basin, and production from liquid-rich shale pending further exploration could pose upside risks to these oil production forecasts.
*	The broader, general Australian economy should continue to change structurally, as the oil and gas industry increases in importance. The oil and gas industry currently represents around 2.0% of Australia’s gross domestic product, but this percentage is expected to grow. This structural change should lead to economic advancement and rising living standards. However, the adjustment pressures and economic disruptions involved as resources shift from lower to higher productivity sectors could come under substantial political pressure. The rapid growth of the oil and gas industry is thought to play a part in the appreciation of the Australian dollar and consequent weakness in areas such as manufacturing and tourism.
*	As alluded to above, challenges created by the rapid growth of Australia’s oil and gas sector (in terms of the Australian oil and gas industry, the general Australian economy, the environment, sustainability, labor markets, and the like) will continue to be addressed. The resolution of these challenges by policy makers cannot now be determined. For example, calls have been made for Australia to establish a sovereign wealth fund to capture the benefits from high resource prices. A sovereign wealth fund can be used to meet particular policy objectives but needs to be carefully designed to minimize distortions between sectors and to ensure that funds are appropriately quarantined. The ultimate outcome of this situation cannot now be determined. However, any unwarranted regulatory interference in this sector could potentially undermine economic payoffs. Any new rigidities or constraints will ultimately lower overall economic welfare.
*	The availability of required labor could cause challenges. For large capital-intensive projects, the capital expenditure phase will necessarily involve increased reliance on mostly temporary workers. This places greater onus on improving labor mobility and flexibility to enable workers to be deployed in their most productive capacity. Various innovative solutions are available and a mix of strategies will be needed to manage sensitivities around fly-in/fly-out workers and higher levels of skilled migration.

(Sources: APPEA website and Business Monitor International - Australia Oil & Gas Report Q3-2013)

Off-balance Sheet Arrangements

During the year ended February 28, 2014, we had no off-balance sheet arrangements.

Our Historical Business

Our historical business involved the proposed exploration and development of a 75% interest in and to 18 mineral claims covering approximately 900.75 hectares (9.01 km2 ) called the Lourdeau Claims in the La Grande geological area of Quebec, Canada. We allowed these claims to expire in accordance with their terms on July 18, 2013, so that management can devote its entire attention to our current business.

Item 7A Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The reports of our independent auditors appear at Page F-1 hereof, and our financial statements appear at page F-2 through F-14 hereof.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a 15(e) and Rule 15d 15(e) as of the end of the fiscal year covered by this annual report.Based on that evaluation, the principal executive officer and principal financial officer have identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of our financial procedures. Other than for this exception, the principal executive officer and principal financial officer believe the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act. Our management has employed a framework consistent with Exchange Act Rule 13a 15(c), to evaluate our internal control over financial reporting described below. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of February 28, 2014 based on the criteria set forth in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

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

Our management believes that the preceding factors raise a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and that it should therefore be considered a material weakness in our internal control over financial reporting. Because of this material weakness, our management believes that as of February 28, 2014, our company's internal controls over financial reporting were not effective. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses, although we intend to add additional independent directors as soon as we find qualified persons willing to serve as such. We will not be able to remediate some of these material weaknesses until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10 K for the year ended February 28, 2014, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this Annual Report on Form 10 K.

Changes in Internal Controls over Financial Reporting

During the fourth fiscal quarter of 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Current Management

Our directors and executive officers are as follows:

Name	Age	Positions
Keith D. Spickelmier	52	Chairman of the Board
Keith J. McKenzie	50	Director & Chief Executive Officer
Michael D. Dahlke	65	President and Chief Operating Officer
William E. Begley	59	Director, Chief Financial Officer & Treasurer

The following is the background of current directors and executive officers of ours:

Keith D. Spickelmier - Mr. Spickelmier has been a Director of ours and our Chairman of the Board since May 2012. He is the Executive Chairman of Sintana Energy Inc. (SNN:TSX V), a public company with oil and gas operations in South America, He was a founding partner of Northbrook Energy LLC, which subsequently completed a business combination with Sintana Energy (previously Drift Lake Resources). He was the founder and Chairman of Westside Energy a Company he grew from a start up in May 2002 to US $200 million sale in 2008. Prior to joining Westside Energy, he was a partner with the law firm Verner, Liipfert, Bernhard, McPherson and Hand. From April 2001 through July 2003, Mr. Spickelmier was of counsel with the law firm Haynes and Boone, LLP. Mr. Spickelmier holds a B.A. from the University of Nebraska at Kearney and a J.D. from the University of Houston.

Keith J. McKenzie - Mr. McKenzie has been a Director of ours and our Chief Executive Officer since January 2012. He has over 25 years of experience working with public companies in the Industrial and Resource sectors. Over the past 13 years in the Oil & Gas sector, Mr. McKenzie has been engaged in various executive, finance, start up, and consulting capacities. He is currently the CEO of Star Oil Company a private start up oil and gas exploration and production company he founded in September 2009 to acquire oil and gas resources in the United States. In 2004, he was a founding principal and later served as the Chief Operating Officer of Paxton Energy, Inc., with responsibility for the company’s development and operations at the Cooke Ranch project located in La Salle County, Texas. Mr. McKenzie has consulted to numerous public and private Oil & Gas, Mining and industrial companies with both domestic and international operations.

William E. Begley - Mr. Begley has been our Chief Financial Officer and Treasurer since January 2012. He has been a Director of ours since May 2012. Mr. Begley has more than 25 years of energy industry and finance experience, and began his career with British Petroleum (BP). He has also held senior positions in energy banking including Solomon, Inc. and was recently President of Stone & Webster Management Consulting, specializing in the design and development of major energy projects. As a leading energy advisor in Australia, Mr. Begley was instrumental in the development of the liberalized natural gas markets in Australia and Victoria specifically, with Gas & Fuel Victoria, and in the development of VENCorp, the natural gas trading and scheduling exchange in Australia. Mr. Begley also has a strong background in leading major capital energy projects including LNG, Methanol, and related petro chemical and gas monetization projects, which will complement ongoing Company initiatives. In addition, he has also been involved in over $100 billion in energy related mergers and acquisitions, initially with Solomon, Inc. and more recently on an independent basis through WEBGruppeGmbH. Mr. Begley recently served as Chief Financial Officer and Treasurer for Magellan Petroleum Corporation. His graduate JD/MBA studies are in international business and energy law. Mr. Begley graduated in 1976 with a B.A. from St. Michaels’ College in Vermont.

Michael D. Dahlke - Mr. Dahlke has been our President and Chief Operating Officer since January 2012. At present, Mr. Dahlke is also President of Star Oil Company and the principal of CSB Partners, LLC that he founded in 2008. CSB Partners provides strategic and business development consulting service to firms operating in the oil field services, upstream and mid stream oil and gas industries. Prior to founding CSB Partners, Mr. Dahlke was a member of the Jefferies & Company oil and gas banking and consulting group. He joined Jefferies after a 30 year career with Enron Corp (and predecessors), where, at various times, he held the positions of President, Enron Americas, Managing Director, Corporate Development, and Vice President, Enron Gas Processing. Mr. Dahlke holds a B.S. and M.S. in Economics from Iowa State University.

Qualifications of Directors

A description of the specific experience, qualifications, attributes, or skills that led to the conclusion that each of the incumbent directors listed above should serve as one of our directors is presented below.

Keith J. McKenzie - Mr. McKenzie has extensive experience with oil and gas exploration and production companies, and with publicly traded companies in a variety of capacities, including as an executive officer and a consultant. He is extremely knowledgeable about transactional matters involving oil and gas exploration and production companies, and the regulatory compliance relating to publicly traded companies. As a result, we believe that Mr. McKenzie is amply qualified to serve as one of our directors.

Keith D. Spickelmier - Since 2004, Mr. Spickelmier has served as Chairman of two publicly traded oil and gas exploration and production companies, one of which he continues to serve as such. Moreover, he has an extensive transactional, legal and regulatory compliance background, which augments his actual experience as a Chairman. As a result, we believe that Mr. Spickelmier is amply qualified to serve as one of our directors.

William E. Begley - Mr. Begley has extensive experience with oil and gas exploration and production companies, and with larger and smaller publicly traded companies. His extensive experience with oil and gas matters in Australian is particularly significant to us. Moreover, Mr. Begley has extensive financial background, including recent service as the Chief Financial Officer of a junior, publicly traded oil and gas exploration and production company. Furthermore, he has extensive experience with merger and acquisition transactions. As a result, we believe that Mr. Begley is amply qualified to serve as one of our directors.

Board Leadership Structure and Role in Risk Oversight

In early May 2012, our Board of Directors elected Keith D. Spickelmier as the chairman of the Board. Mr. Spickelmier is not a member of our management. During the remainder of fiscal 2013, Mr. Spickelmier emerged as a driving force behind our company’s business, and he is now serving as our non-management executive chairman. In such capacity, Mr. Spickelmier will continue to have typical board chair duties, such as serving as a liaison between the other board members and management, reviewing and approving materials to be sent to the board, working with management and other directors to develop agendas for board meetings, helping build consensus on proposed board actions, and serving as the chair of board and stockholder meetings. However, as executive chairman, Mr. Spickelmier’s duties will be broader, and he will continue to have an active role in developing and implementing business strategy, and he is expected to continue to provide hand on assistance in our high level pursuits, especially pertaining to financing and other extraordinary corporate transactions.

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

Committees and Director Selection

Until the change in our business focus in January 2012, we had been a "shell company" as defined in the Rule 405 of the Securities Act of 1933, as amended, and Rule 12b 2 of the Securities Exchange Act of 1934, as amended. As a result, we did not need and did not implement extensive corporate governance procedures. Our new management intends to adopt such procedures in due course, most likely in our current fiscal year.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the U.S. Securities and Exchange Commission and furnish us with copies of all such Section 16(a) forms. To the best of our knowledge based solely on information available to us, no person required to file such reports failed to file any such reports or filed any such reports late.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table set forth below contains certain information as of May 28, 2014 concerning the beneficial ownership of common stock (i) by each person who is known by us to own beneficially more than 5% of the outstanding common stock; (ii) by each director and executive officer; and (iii) by all directors and executive officers as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of May 28, 2014 are treated as outstanding only for determination of the number and percent owned by such group or person. The address for all persons listed in the table is One Riverway Drive, Suite 1700, Houston, Texas 77056.

Name and Address of	Beneficial Ownership (1)
Beneficial Owner	Number	Percent
Keith D. Spickelmier	50,000,000	36.01%
Keith J. McKenzie	36,705,460	26.44%
William E. Begley	11,102,924	8.00%
Michael D. Dahlke	2,501,616	1.80%
All directors and executive officers as a group (four persons)	100,310,000	72.25%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

Assignment of Liberty Agreement. During fiscal 2013, we completed the transactions by which our Australian subsidiary received the formal grant of the Petroleum Exploration License (PEL) 512 (the "License") in the State of South Australia. One of these transactions involved the assignment to us by Keith D. Spickelmier, now (but not then) our Chairman of the Board, of an agreement (as amended and restated, the "Liberty Agreement") with Liberty Petroleum Corporation (“Liberty”). The Liberty Agreement granted to Mr. Spickelmier the right to negotiate an option to acquire the License upon its issuance. The purchase price for the assignment of Mr. Spickelmier’s rights in the Liberty Agreement was as follows:

*	$50,000 in cash – This amount was paid shortly after the assignment of the Liberty Agreement.
*	$100,000 deferred payment - This amount was paid after the issuance of the License.
*	Twenty million shares of our common shares – These shares were issued upon the assignment of the Liberty Agreement.
*	Fifty-five million shares of our common shares - These shares were issued to Mr. Spickelmier and his designees (all of whom constitute other members of our management) after the issuance of the License, in the following denominations:

Keith D. Spickelmier	–	30,000,000 shares
Keith J. McKenzie	–	16,700,000 shares
William E. Begley	–	7,500,000 shares
Mark S. Thompson	–	800,000 shares

Loans from management. In fiscal 2014, we began relying more extensively on loans from members of our management to pay our expenditures. These loans are each evidenced by demand notes, which are non-interest bearing. The following table gives further information about such of these loans that remain outstanding:

When Loan was Made	Lender	Amount of Loan
September 2013	Keith D. Spickelmier	$7,500
September 2013	William E. Begley	$7,500
October 2013	William E. Begley	$3,500
December 2013	EMTEECO Holdings Ltd**	$17,000
December 2013	Keith D. Spickelmier	$17,500
January 2014	Keith D. Spickelmier	$25,000
March 2014	William E. Begley	$45,500
March 2014	Keith D. Spickelmier	$25,000
March, 2014	William E. Begley	$25,000
May, 2014	Keith D. Spickelmier	$3,100
May, 2014	William E. Begley	$3,100
Total Amount of Loans		$179,700

** This entity is controlled by Mark S. Thompson, our corporate secretary, which is not an executive officer position

Although any person to whom one of the loans described above is owed could demand payment of the loan at any time, no such person has indicated that he intends to demand payment of any of these loans in the immediate future.

Since we changed our business focus in January 2012, we entered into a related party loan transaction only two other times. One of these loans was in the amount of $25,000 and was subsequently converted into shares of our common stock. The other of these loans was for $15,000 and was subsequently paid in its entirety in cash shortly after the loan was made.

In addition to the foregoing promissory notes, as of February 28, 2014, we owed $79,599 to certain our directors for reimbursement of expenses paid on our behalf. These amounts are unsecured, non-interest bearing and due on demand.

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

Item 14. Principal Accountant Fees and Services

Our independent auditor during fiscal 2014 and fiscal 2013 was MaloneBailey, LLP. During fiscal 2014 and fiscal 2013, the aggregate fees that we paid to our independent auditors for professional services were as follows:

	Year Ended
	Last Day of February
	2014	2013
Audit Fees (1)	$21,500	$28,750
Audit-Related Fees	N/A	N/A
Tax Fees	N/A	N/A
All Other Fees	N/A	N/A

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	First Amended and Restated Articles of Incorporation are incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on May 11, 2012, Exhibit 3.1.
3.2	By-laws are incorporated herein by reference to our Registration Statement on Form S-1 (SEC File No. 333-152324) filed with the SEC on July 14, 2008, Exhibit 3.2.
4.1	Specimen stock certificate is incorporated herein by reference to Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on May 11, 2012, Exhibit 3.2.
10.1	Novation Deed dated May 15, 2012 by and between Liberty Petroleum Corporation and Registrant in respect of Option to Purchase and Sale and Purchase Agreement dated January 31, 2012 is incorporated herein by reference to our Annual Report on Form 10-K for fiscal 2012 (SEC File No. 000-53520) filed with the SEC on June 12, 2012 Exhibit 10.7
10.2	Agreement dated June 26, 2012 between Liberty Petroleum Corporation and us regarding the advance payment of a portion of the purchase price for an assignment of Petroleum Exploration License (PEL) 512 is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 29, 2012, Exhibit 10.1

10.3	Deed (Pursuant to Section 31 of the Native Title Act 1993) among (a) Honorable Tom Koutstantonis, Minister for Mineral Resources and Energy, for and on behalf of the State of South Australia, (b) Discovery Energy SA Ltd, (c) Edward Lander, Rhonda Gepp-Kennedy, one signatory whose name was withheld for cultural reasons, Sylvia Stuart, Irene Kemp and David Mungerannie, for and on behalf of the Dieri Native Title Holders, and (d) the Dieri Aboriginal Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on September 7, 2012, Exhibit 10.1
10.4	Engagement agreement dated effective October 11, 2012 between Chrystal Capital Partners LLP and us is incorporated herein by reference to our Quarterly Report on Form 10-Q for the third quarter of fiscal 2013 (SEC File No. 000-53520) filed with the SEC on January 18, 2013, Exhibit 10.1
10.5	Letter of Intent dated May 28, 2013 by and between us and Global Energy International Inc. is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on July 15, 2013, Exhibit 10.1
10.6	First Amendment dated May 31, 2013 to Letter of Intent dated May 28, 2013 by and between us and Global Energy International Inc. is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on July 15, 2013, Exhibit 10.2
10.7	Second Amendment dated July 10, 2013 (but effective as of July 1, 2013) to Letter of Intent dated May 28, 2013 by and between us and Global Energy International Inc. is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on July 15, 2013, Exhibit 10.3
10.8	Consolidation Promissory Note dated September 26, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on October 2, 2013, Exhibit 10.1
10.9	First Amendment dated December 10, 2013 to Consolidation Promissory Note dated September 26, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on December 13, 2013, Exhibit 10.1
10.10	Second Amendment dated January 10, 2014 to Consolidation Promissory Note dated September 26, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on December 13, 2013, Exhibit 10.1
10.11	Third Amendment dated March 10, 2014 to Consolidation Promissory Note dated September 26, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on March 14, 2013, Exhibit 10.1
10.12	Fourth Amendment dated May 8, 2014 to Consolidation Promissory Note dated September 26, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on May 8, 2013, Exhibit 10.1
14.1	Code of Ethics is incorporated herein by reference to our Registration Statement on Form S-1 (SEC File No. 333-152324) filed with the SEC on July 14, 2008, Exhibit 14.1.
21.1	Subsidiaries – filed herewith.
31.01	Sarbanes Oxley Section 302 Certifications - filed herewith

31.02	Sarbanes Oxley Section 906 Certifications - filed herewith
99.1	Our 2012 Equity Incentive Plan (filed as Exhibit 4.1 to our Registration Statement on Form S-8 (SEC File No. 333-183025) filed August 2, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Discovery Energy Corp.

(An Exploration Stage Company)

Houston, Texas

We have audited the accompanying consolidated balance sheets of Discovery Energy Corp. and its subsidiary (an exploration stage company) (collectively, the “Company”) as of February 28, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from May 24, 2006 (inception) through February 28, 2014. The consolidated financial statements for the period from May 24, 2006 (inception) through February 28, 2011 were audited by other auditors whose report expressed an unqualified opinion on those financial statements. Our opinion on the consolidated statements of operations, stockholders’ equity, and cash flows for the period from May 24, 2006 (inception through February 28, 2014, insofar as it relates to amounts for prior periods through February 28, 2011 is based solely on the report of the other auditor. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Discovery Energy Corp. and its subsidiary as of February 28, 2014 and 2013 and the results of their operations and their cash flows for the years then ended and for the period from May 24, 2006 (inception) through February 28, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

MALONE BAILEY LLP

www.malone-bailey.com

Houston, Texas

June 4, 2014

Discovery Energy Corp.

(an Exploration stage company)

Consolidated Balance Sheets

	February 28,	February 28,
	2014	2013
Assets
Current Assets
Cash	$2,483	$430,007
Prepaid expenses	16,817	26,041
Total Current Assets	19,300	456,048
Oil and gas property – unproved (successful efforts method)	2,421,415	2,421,415
Total Assets	$2,440,715	$2,877,463

Liabilities and Stockholders’ Equity
Current Liabilities

Accounts payable and accrued liabilities	$74,970	$22,144
Accounts payable- related parties	79,599	104,601
Other liabilities	6,860	7,212
Promissory notes – related parties	83,500	-
Promissory notes	542,294	650,000
Total Current Liabilities	787,223	783,957

Stockholders' Equity
Preferred Stock- 10,000,000 shares authorized, zero issued and outstanding	-	-
Common Stock - 500,000,000 shares authorized, $0.001 par value –138,451,200 and 138,295,500 shares issued and outstanding as of February 28, 2014 and February 28, 2013, respectively	138,452	138,296
Additional paid in capital	3,319,365	3,288,383
Deficit accumulated during the exploration stage	(1,802,128)	(1,333,173)
Accumulated other comprehensive income (loss)	(2,197)	-
Total Stockholders' Equity	1,653,492	2,093,506
Total Liabilities and Stockholders' Equity	$2,440,715	$2,877,463

The accompanying notes are an integral part of these financial statements.

Discovery Energy Corp.

f/k/a Santos Resource Corp.

(an Exploration stage company)

Consolidated Statements of Expenses and Other Comprehensive Income (Loss)

			Cumulative From Inception
	Year Ended	Year Ended	May 24, 2006 to
	February 28,	February 28,	February 28,
	2014	2013	2014
Expenses
General and administrative	$109,819	$148,268	$260,258
Exploration costs	91,589	257,820	448,838
Professional fees	148,937	329,289	737,571
Rent	9,701	9,197	19,099
Travel	93,815	219,097	313,043
Total expenses	453,861	963,671	1,778,809

Other Income
Gain on debt for settlement of accounts payable	-	-	(17,980)
Interest expense	17,372	19,477	36,849
Miscellaneous income	(159)	171	12
Foreign exchange loss (gain)	(2,119)	5,945	4,438

Other (income) expenses	15,094	25,593	23,319

Net loss	$(468,955)	$(989,264)	$(1,802,128)

Comprehensive Income (Loss)
Net loss	(468,955)	(989,264)	(1,802,128)
Foreign currency translation adjustments	2,197	-	2,197
Total Comprehensive Income (Loss)	$(466,758)	$(989,264)	$(1,799,931)

Net loss per share – basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding-basic and diluted	138,297,357	87,147,807

The accompanying notes are an integral part of these financial statements.

Discovery Energy Corp.

(An Exploration stage company)

Consolidated Statements of Stockholders’ Equity (Deficit)

From inception May 24, 2006 through February 28, 2014

				Deficit Accumulated	Accumulated	Total
	Common Stock		Additional	During the	Other	Shareholders’
	Number	Par Value	Paid- In Capital	Exploration Stage	Comprehensive Income (Loss)	Equity (Deficit)
Balance, May 24, 2006 (date of inception), and February 28, 2007	-	$-	$-	$-	$	$-
Capital Stock issued for subscriptions receivable at $.0005 per share and services at $.0005 per share	31,040,000	31,040	(15,520)	-		15,520
Mineral Property Option – Starfire Minerals at $0.15 per share	75,000	75	11,175	-		11,250
Private Placement at $0.15 per share	961,500	962	143,264	-		144,226
Private Placement Fees	-	-	(4,568)	-		(4,568)
Net loss for the year	-	-	15,520	(70,888)		(55,368)
Balance, February 29, 2008	32,076,500	32,077	149,871	(70,888)		111,060
Net loss for the year	-	-	-	(92,777)		(92,777)
Balance, February, 28, 2009	32,076,500	32,077	149,871	(163,665)		18,283
Net loss for the year	-	-	-	(54,305)		(54,305)
Balance, February 28, 2010	32,076,500	32,077	149,871	(217,970)		(36,022)
Net loss for the year	-	-	-	(30,925)		(30,925)
Balance, February 28, 2011	32,076,500	32,077	149,871	(248,895)		(66,947)
Capital stock issued for oil and gas property	20,000,000	20,000	160,000	-		180,000
Capital stock issued for debt-related party	147,000	147	84,919	-		85,066
Capital stock issued for debt	155,000	155	1,240	-		1,395
Capital stock issued for cash	8,480,000	8,480	1,041,520	-		1,050,000
Private placement fees	-	-	(145)	-		(145)
Net loss for the year	-	-	-	(95,014)		(95,014)
Balance, February 29, 2012	60,858,500	60,859	1,437,405	(343,909)		1,154,355

Subscription receivable proceeds	-	-	10,000	-		10,000
Capital stock issued for payable	147,000	147	29,253	-		29,400
Discount on convertible note	-	-	11,765	-		11,765
Capital stock issued upon conversion of notes payable	300,000	300	25,200	-		25,500
Capital stock issued for cash	9,990,000	9,990	1,238,760	-		1,248,750
Capital stock issued for oil and gas property	67,000,000	67,000	536,000	-		603,000
Net loss for the year	-	-	-	(989,264)		(989,264)
Balance, February 28, 2013	138,295,500	138,296	3,288,383	(1,333,173)		2,093,506
Capital stock issued for payables	155,700	156	30,982			31,138
Net loss for the year				(468,955)		(468,955)
Comprehensive income (loss) for the year					(2,197)	(2,197)
Balance, February 28, 2014	138,451,200	$138,452	$3,319,365	$(1,802,128)	$(2,197)	$1,653,492

The accompanying notes are an integral part of these financial statements.

Discovery Energy Corp.

(an Exploration stage company)

Consolidated Statements of Cash Flows

				Cumulative from
				Inception
	Year Ended		Year Ended	May 24, 2006 to
	February 28,		February 28,	February 28,
	2014		2013	2014
Cash flows used in operating activities
Net loss		$(468,955)	$(989,264)	$(1,802,128)
Adjustments to reconcile net loss to net
Cash used in operating activities
Shares issued for property acquisition			-	11,250
Amortization of debt discount		-	11,765	11,765
Gain on debt for shares issued for Settlement of accounts payable		-	-	(17,980)
Unrealized foreign exchange loss (gain)		-	1,221	3,717
Services provided by founders in Exchange for shares		-	-	15,520
Interest on convertible note			500	500
Changes in assets and liabilities:
Other receivable		-	3,828	-
Prepaid expenses		9,224	(26,041)	(16,817)
Accounts payable – related party		(25,002)	-	(25,002)
Accounts payable and accrued liabilities		100,828	129,142	282,944
Net cash used in operating activities		(383,905)	(868,849)	(1,536,231)

Cash flows from investing activities
Acquisition of oil and gas property		-	(438,415)	(988,415)
Net cash flows used in investing activities		-	(438,415)	(988,415)

Cash flows from financing activities
Subscription proceeds			10,000	10,000
Repayments on promissory note		(125,000)	-	(125,000)
Proceeds from note payable – related party			25,000	25,000
Proceeds from sale of common stock		-	1,248,750	2,458,496
Private placement fees		-	-	(4,713)
Repayments on shareholder advances			(65,000)	(65,000)
Advances from shareholders		83,500	15,000	232,561
Net cash flows provided by (used in) financing activities		(41,500)	1,233,750	2,531,344

Foreign exchange effect on cash		(2,119)	(1,221)	(4,215)

Change in cash during the period		(427,524)	(74,735)	2,483
Cash beginning of the period		430,007	504,742	-
Cash end of the period		$2,483	$430,007	$2,483

Supplemental disclosures:
Interest Paid in the period		-	$-	$-
Income Taxes Paid in the period		$-	$-	$-

Noncash investing and financing activities:
Promissory notes issued for O&G property	$		$650,000	$650,000
Shares issued for conversion of note	$		$25,500	$110,566
Discount on convertible note	$		$11,765	$11,765
Reclass of accrued interest to notes payable		$17,294	$-	$17,294
Shares issued for settlement of accounts payable		$31,138	$29,400	$60,538
Shares issued for O&G property	$		$603,000	$783,000

The accompanying notes are an integral part of these financial statements.

Discovery Energy Corp.

(an Exploration stage company)

Notes to Consolidated Financial Statements

For the year ended February 28, 2014

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

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the near-term future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, the successful development of the Prospect or one or more alternative oil and gas properties, and the attainment of profitable operations. As of February 28, 2014, the Company has not generated any revenues and has an accumulated loss of $1,802,128 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On May 15, 2013, the Company modified an October 2012 capital raising agreement with Chrystal Capital Partners LLP (“Chrystal”), a corporate finance firm based in London regulated by the British Financial Services Authority. While the Company no longer pays a monthly fee to Chrystal, it is obligated for a period of 18 months beginning May 1, 2013 to pay Chrystal a success fee for any transaction completed with any prospect previously introduced by Chrystal. Subsequent to the agreement modification, Chrystal has introduced the Company to a very small number of further potential investors or joint venture partners. If the Company consummates a transaction with any of these persons, it generally expects to pay to this firm the stock success fee represented by 6,472,425 shares of the Company’s common stock, which is subject to forfeiture, as originally agreed upon. (See footnote 8)

During November 2013, the Company engaged on a non-exclusive basis the services of SourceRock Advisors, LLC, an oil & gas finance advisory firm based in Washington, DC and Houston, Texas and Headwaters BD, LLC a registered broker dealer and member of FINRA/SIPC to act as the Company’s Transaction Agents in order to complete a transaction to secure senior debt, subordinated debt, or equity capital, on a “Best Efforts” basis. The Company has no material obligations under this agreement, unless a successful financing is completed, in which event it will owe success fees the Company believes to be reasonable and customary.

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

b)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB accounting standards for "Earnings per Share", which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period would be used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no dilutive instruments outstanding at February 28, 2014 and February 28, 2013.

c)	Comprehensive Loss

FASB accounting standard for "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2014 the Company has Currency translation adjustments as a component of Comprehensive loss (See Item i).

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of acquisition to be cash equivalents.

e)	Oil and Gas Property and Exploration Costs

The Company is in the exploration stage and has not yet realized any revenue from its planned operations. It is primarily engaged in the proposed exploration and development of the Prospect and the extraction of crude oil and natural gas located there under. The Company applies the successful efforts method of accounting for oil and gas properties. Under this method, exploration costs such as exploratory geological and geophysical costs, delay rentals and exploratory overhead are expensed as incurred. Costs to acquire mineral interests in crude oil and natural gas properties, drill and equip exploratory wells that find proved reserves, and drill and equip development wells are capitalized. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated. Capitalized costs of producing crude oil and natural gas properties, along with support equipment and facilities, are amortized to expense by the unit-of-production method based on proved crude oil and natural gas reserves on a field-by-field basis, as estimated by qualified petroleum engineers.

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

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with FASB’s accounting standard for "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Non-monetary assets are translated at historical exchange rates, and revenue and expense items at the average rate of exchange prevailing during the period. Differences resulting from translation are presented in equity as Accumulated Other Comprehensive Income. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

On October 4, 2012, a promissory note was issued to Mark Thompson, the Company’s corporate secretary, with aggregate principal amount of $25,000.

On September 26, 2013 and October 21, 2013, the Company entered into three unsecured corporate demand notes with two related parties, William Begley and Keith Spickelmier. See Note 6 below.

On December 16, 2013 and December 20, 2013, the Company entered into two unsecured corporate demand notes with two related parties, Keith Spickelmier and Mark Thompson. See Note 6 below.

On January 6th and 15th, 2014, the Company entered into two usecured demand notes with Keith Spickelmier and William Begley. See Note 6 below.

As of February 28, 2014 and February 28, 2013, the Company owed $79,599 and $104,061, respectively, to certain Company directors for reimbursement of expenses paid on behalf of the Company. In addition, the Company owed $83,500 for promissory notes issued to various related parties. These amounts are unsecured, non-interest bearing and due on demand.

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

The License requires a five-year work commitment. The first year, which ended October 25, 2013, involved geologic studies that were completed and reported to the government in December 2013. The second year mandated the completion of a 250 km (approximately 150 mile) 2D seismic survey and even greater amounts of work, including drilling a total of 12 wells, in the subsequent years. The Company’s inability to honor this work commitment may result in the assignment of the Prospect to Liberty pursuant to the terms of the Novation Deed or its reversion back to the South Australian Government. On May 19, 2014, the Company received approval from the South Australian government for a reduced drilling commitment and modified seismic program. See footnote 9.

6.	Notes Payable

On September 26, 2013, the Company entered into two unsecured corporate demand notes with two related parties, William Begley and Keith Spickelmier. Each note was in the amount of $7,500, and repayment can be demanded, with 5 days’ notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on a note, the note becomes due and payable in full on its first annual anniversary. The notes are non-interest bearing.

On October 21, 2013, the Company entered into an unsecured corporate demand note with related party, William Begley. The note was in the amount of $3,500, and repayment can be demanded, with 5 days’ notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first annual anniversary. The note is non-interest bearing. During December 2013, he also advanced $2,000 and in January he advanced another $3,500. These amounts are unsecured, noninterest bearing, and due on demand.

On December 16, 2013, the Company entered into an unsecured corporate demand note with related party Keith Spickelmier. The note was in the amount of $17,500, and repayment can be demanded, with 5 days’ notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on a note, the note becomes due and payable in full on its first annual anniversary. The notes are non-interest bearing.

On December 20, 2013, the Company entered into an unsecured corporate demand note with related party, Mark Thompson. The note was in the amount of $17,000, and repayment can be demanded, with 5 days’ notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first annual anniversary. The note is non-interest bearing.

On January 6, 2014, the Company entered into an unsecured corporate demand note with related party, Keith Spickelmier. The note was in the amount of $25,000, and repayment can be demanded, with 5 days’ notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first annual anniversary. The note is non-interest bearing.

Two promissory notes were issued on October 26, 2012 to Liberty upon delivery of the License with aggregate principal amount of $650,000. The original terms of the notes were:

(i)	One note in the original principal amount of $500,000 originally due on April 26, 2013.

(ii)	The other note in the original principal amount of $150,000 originally due on July 26, 2013.

(iii)	Both notes accrued interest at a floating rate equal to the one month term LIBOR rate, plus an additional 3%. Interest expense amounting $7,290 to $7,212 is included in other liabilities as of February 28, 2014 and February 28, 2013, respectively.

On March 7, 2013, in consideration of a partial payment of the outstanding principal on the $500,000 Liberty Note in the amount of $100,000, the Company and Liberty agreed to amend the $500,000 Note so that the remaining outstanding principal amounting to $400,000 and accrued interest became due and payable on June 12, 2013.

On June 4, 2013, in consideration of a partial payment of the outstanding principal of $400,000 on the $500,000 Liberty Note in the amount of $25,000, the Company and Liberty agreed to amend the $500,000 Note so that the remaining outstanding principal amounting to $375,000 and interest would become due and payable on July 1, 2013. On July 1, 2013, by mutual agreement of the parties, the due date of the $500,000 Liberty note was extended to July 26, 2013.

On July 26, 2013, the Company and Liberty agreed to amend both the $500,000 and $150,000 Liberty Notes so that the remaining outstanding principal on and accrued interest on each of the Notes would become due and payable on the earlier to occur of (a) the completion of a private placement of the Company’s common stock or (b) August 26, 2013.

On August 26, 2013, the Company and Liberty agreed to amend each of the Notes so that the remaining outstanding principal on and accrued interest on each of the Notes would become due and payable on September 26, 2013.

On September 26, 2013, the two Liberty notes with a total remaining balance of $525,000 were amended wherein the notes were consolidated including accrued interest to date into one note with a balance of $542,294. The maturity date was extended to December 10, 2013 (the “Initial Due Date”); provided, however, that if the Company had made prepayments in the aggregate amount of $250,000 prior to the Initial Due Date, then the due date for the remainder of the principal amount of and accrued interest on the consolidation note would have been extended until February 3, 2014. The note bears interest at a floating rate equal to the one-month term LIBOR rate, plus an additional 3%. The Company considered whether the transaction was within the scope of ASC 470-60-55 Accounting for Troubled Debt Restructuring, which states that if a Company is experiencing financial difficulties and a concession is granted, troubled debt restructuring accounting should be applied. The Company concluded the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

On December 10, 2013, the Liberty note with a total remaining balance of $542,294 was amended wherein the Initial Due Date was extended to January 10, 2014; provided, however, that if the Company had made prepayments in the aggregate amount of $250,000 prior to the Initial Due Date, then the due date for the remainder of the principal amount of and accrued interest on the consolidation note would have been extended until February 3, 2014.

On January 10, 2014, the Liberty note with a total remaining balance of $542,294 was further amended wherein the Initial Due Date was extended to March 10, 2014; provided, however, that if the Company makes prepayments in the aggregate amount of $250,000 prior to the Initial Due Date, then the due date for the remainder of the principal amount of and accrued interest on the consolidation note shall be extended until May 2, 2014.

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

7.	Income Taxes

The significant components of deferred income tax assets at February 28, 2014 and February 28, 2013 are as follows:

	February 28, 2014	February 28, 2013
Deferred Tax Asset
Capitalized Geological/Geophysical	41,906	68,272
Federal Net Operating Loss	502,026	299,592
Less: Valuation Allowance	$(543,932)	$(367,864))
Net Deferred Tax Asset	$-	$-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realize-ability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended February 28, 2014 and February 28, 2013. At February 28, 2014, the Company has net operating loss carry forwards, which expire commencing in 2028, totaling approximately $1,476,546.

Reclassifications- certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net loss, working capital or equity previously reported.

8.	Common stock

On February 17, 2014, 40,700 shares were issued as settlement of an accounts payable balance in the amount of $8,138.

On February 26, 2014, 115,000 shares were issued as settlement of accounts payable balances in the amount of $23,000.

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

In connection with its agreement with Chrystal (see footnote 1 above), the Company issued 6,472,425 shares of its common stock pursuant to a Restricted Share Award Agreement. Generally, if Chrystal fails to present timely a fund raising transaction that the Company accepts, these shares will be forfeited and returned to the Company. As the delivery of these shares is contingent, they are not considered outstanding within the context of these financial statements nor are they consdered in the computation of fully diluted earning per share. The certificate representing these shares was canceled in May, 2014. See footnote 9.

9.	Subsequent Events

On March 10, 2014, the Liberty note with a total remaining balance of $542,294 was further amended wherein the maturity date was extended to May 12, 2014 (the “Initial Due Date”); provided, however, that if the Company makes prepayments in the aggregate amount of $250,000 prior to the Initial Due Date, then the due date for the remainder of the principal amount of and accrued interest on the consolidation note shall be extended until June 30, 2014. The note bears interest at a floating rate equal to the one-month term LIBOR rate, plus an additional 3%.

On March 18, 2014, the Company entered into an unsecured corporate demand note with related party, William Begley. The note was in the amount of $45,500, which included the amounts advanced by Mr. Begley in December 2013 and January 2014 (see note 6 above), Repayment of this note can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first annual anniversary. The note is non-interest bearing.

On March 31, 2014, the Company entered into unsecured corporate demand notes with two related parties, William Begley and Keith Spickelmier. Each note was in the amount of $25,000, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The notes are non-interest bearing.

On May 5, 2014, the Company entered into unsecured corporate demand notes with two related parties, William Begley and Keith Spickelmier. Each note was in the amount of $3,100, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The notes are non-interest bearing.

On May 8, 2014, the Liberty note with a total remaining balance of $542,294 was further amended wherein the maturity date was extended to July 11, 2014 (the “Initial Due Date”); provided, however, that if the Company makes prepayments in the aggregate amount of $250,000 prior to the Initial Due Date, then the due date for the remainder of the principal amount of and accrued interest on the consolidation note shall be extended until August 29, 2014. The note bears interest at a floating rate equal to the one-month term LIBOR rate, plus an additional 3%.

On May 8, 2014, the board of directors approved a private placement program offering of up to 750,000 Common Shares at a price of $0.40 per share. As of May 23, 2014, the Company had received from three separate investors funds totaling $55,000 pursuant to this offering and subsequently issued 137,500 Common Shares.

On May 14, 2014, the Company entered into a second amendment of its agreement with Chrystal Capital Partners LLP. This amendment eliminated from success fee consideration certain parties that had previously been eligible for such treatment had any one of them invested in Discovery’s equity, debt or other capital instrument before October 31, 2014. It also provides for the return to the Company of Share Certificate No. 1070, representing 6,472,425 Common Shares. Following such return, this Share Certificate will be canceled and a new certificate for 248,800 Common Shares will be issued to Chrystal, which will have the full power of ownership over this new certificate. The cancelation and reissuance occurred on May 21, 2014.

On May 19, 2014, the Company received notice from the Government of South Australia that had issued certain modifications to the License and suspended the License for a period of six months. Under the amended License, the Company will be required to drill 7 exploratory wells rather than 12, as originally required. These required wells must be drilled in years 3, 4, and 5 (2, 2, and 3 respectively). The amount of required 2D seismic was also reduce to 100 kilometers (in year 3) from 250 kilometers (in year 2) but the total 3D seismic work guaranteed increased to 500 square kilometers from 400 square kilometers. However, the 3D seismic survey requirement is spread over years 2, 3 and 4 (100, 200 and 200 sq. km. respectively). The effect of the suspension is to move the end date of the four years remaining in the initial term of the License six months forward. Hence, year 2 will now end on April 27, 2015, year 3 on April 27, 2016, year 4 on April 27, 2017 and the fifth and final year of the initial term will end April 27, 2018.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

discovery energy Corp.
By:	/s/ Keith J. McKenzie
Keith J. McKenzie
Chief Executive Officer
Date: June 4, 2014

In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Keith J. McKenzie
Keith J. McKenzie
Director, Chief Executive Officer (Principal executive officer)
Date: June 4, 2014

/s/ Keith D. Spickelmier
Keith D. Spickelmier
Director
Date: June 4, 2014

/s/ William E. Begley
William E. Begley
Director, Chief Financial Officer (Principal financial and accounting officer)
Date: June 4, 2014

45