Form 10-Q
period 2014-05-31
Discovery Energy Corp.
filed 2014-07-21
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 138,837,500 common shares as of July 15, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp.

Balance Sheets

(Unaudited)

	May 31,	February 28,
	2014	2014
Assets
Current Assets
Cash	$34,209	$2,483
Prepaid expenses	12,045	16,817
Total Current Assets	46,254	19,300
Oil and gas property – unproved (successful efforts method)	2,421,415	2,421,415
Total Assets	$2,467,669	$2,440,715

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$39,133	$74,970
Accounts payable- related parties	129,604	79,599
Other liabilities	11,441	6,860
Promissory notes-related parties	179,700	83,500
Promissory notes	542,294	542,294

Total Current Liabilities	902,172	787,223

Stockholders' Equity
Preferred stock- 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock - 500,000,000 shares authorized, $0.001 par value – 138,837,500 and 138,451,200 shares issued and outstanding as of May 31, 2014 and February 28, 2014, respectively	138,837	138,452
Additional paid in capital	3,473,499	3,319,365
Accumulted deficit	(2,044,839)	(1,802,128)
Accumulated other comprehensive income (loss)	(2,000)	(2,197)
Total Stockholders' Equity	1,565,497	1,653,492
Total Liabilities and Stockholders' Equity	$2,467,669	$2,440,715

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp.

Statements of Expenses and Other Comprehensive Income (Loss)

(Unaudited)

	Three	Three
	Months Ended	Months Ended
	May 31,	May 31,
	2014	2013
Expenses
General and administrative	$17,517	$27,600
Exploration costs	3,470	35,164
Professional fees	181,120	65,706
Rent	3,110	3,184
Travel	28,800	47,425
Total expenses	234,017	179,079

Other (Income) Expenses
Gain on debt for settlement of accounts payable	-	-
Interest expense	5,095	4,554
Miscellaneous income	(12)	(42)
Foreign exchange loss/(gain)	3,611	(134)

Other (income) expenses	8,694	4,378

Net loss	$(242,711)	$(183,457)

Comprehensive loss
Net loss	(242,711)	(183,457)
Foreign currency translation adjustments	(2,000)	(4,449)
Total comprehensive loss	$(244,711)	$(187,906)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding- basic and diluted	138,497,401	138,295,500

The accompanying notes are an integral part of these unaudited interim fnancial statements.

Discovery Energy Corp.

Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	May 31, 2014	May 31, 2013
Cash flows used in operating activities
Net loss	$(242,711)	$(183,457)
Adjustments to reconcile net loss to net Cash used in operating activities
Shares issued for service	99,520	-
Changes in assets and liabilities:
Prepaid expenses	4,772	16,345
Accounts payable – related party	50,005
Accounts payable and accrued liabilities	(31,060)	(72,562)
Net cash used in operating activities	(119,474)	(239,674)

Cash flows from investing activities
Acquisition of oil and gas property	-	-

Cash flows from financing activities
Repayments on promissory notes	-	(100,000)
Common Stock issued	55,000	-
Advances from shareholders	96,200	-
Net cash flows from financing activities	151,200	(100,000)

Foreign exchange effect on cash	-	(4,449)

Change in cash during the period	31,726	(344,123)

Cash beginning of the period	2,483	430,007

Cash end of the period	$34,209	$85,884

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp.

Notes to the Unaudited Financial Statements

1.	Nature of Operations and Basis of Presentation

Discovery Energy’s (The Company) principal business is the proposed exploration and development of the 584,651 gross acres (the “License”) in the State of South Australia covered by Petroleum Exploration License (PEL) 512. The Prospect involves a 100% working interest in the preceding acreage, which overlies portions of the Cooper and Eromanga basins. The Company has not presently determined whether the Prospect contains any crude oil and natural gas reserves that are economically recoverable. While the Company’s present focus is on the Prospect, the Company may consider the acquisition of other attractive oil and gas properties under the right circumstances.

In May 2012, the Company incorporated a wholly-owned Australian subsidiary, Discovery Energy SA Ltd. for purposes of acquiring the Prospect.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s February 28, 2014 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 28, 2014, as reported on Form 10-K, have been omitted.

The Company has limited operations and is considered to be in the development stage. In the quarter ended May 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

2.	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, the successful development of the Prospect or one or more alternative oil and gas properties, and the attainment of profitable operations. As of May 31, 2014, the Company has not generated any revenues and has an accumulated loss of $2,044,839 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On March 31, 2014, the Company engaged on a non-exclusive basis the services of ERB Enterprises, LLC, a consulting firm based in San Francisco, California to introduce the Company to sources of debt or equity capital, on a “Best Efforts” basis. The Company has no material obligations under this agreement, unless a successful financing is completed with a party or parties connected to the Company through ERB, in which event it will owe success fees the Company believes to be reasonable and customary.

3.	Related Party Transactions

As of May 31, 2014 and February 28, 2014, the Company owed $129,604 and $79,599, respectively, to certain Company directors for reimbursement of expenses paid on behalf of the Company. In addition, as of May 31, 2014 and February 28, 2014, the Company owed $179,700 and $83,500, respectively, for promissory notes issued to various related parties. These amounts are unsecured, non-interest bearing and due on demand.

4.	Oil and Gas Properties

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

Two promissory notes were issued on October 26, 2012 to Liberty upon delivery of the License with aggregate principal amount of $650,000. The original terms of the note were:

(i)	One note in the original principal amount of $500,000 is due on April 26, 2013.

(ii)	The other note in the original principal amount of $150,000 is due on July 26, 2013.

(iii)	Both notes bear interest at a floating rate equal to the one month term LIBOR rate, plus

(iv)	an additional 3%.

On March 10, 2014, the Liberty note with a total remaining balance of $542,294 was further amended wherein the maturity date was extended to May 12, 2014 (the “Initial Due Date”); provided, however, that if the Company would have made prepayments in the aggregate amount of $250,000 prior to the Initial Due Date, then the due date for the remainder of the principal amount of and accrued interest on the consolidation note would have been extended until June 30, 2014. The note bears interest at a floating rate equal to the one-month term LIBOR rate, plus an additional 3%.

On March 18, 2014, the Company entered into an unsecured corporate demand note with a related party, William Begley. The note was in the amount of $45,500, which included the amounts of $5,500 advanced by Mr. Begley in December 2013 and January 2014. Repayment of this note can be demanded, with 5- days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first annual anniversary. The note is non-interest bearing.

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

On May 8, 2014, the Liberty note with a total remaining balance of $542,294 was further amended wherein the maturity date was extended to July 11, 2014 (the “Initial Due Date”); provided, however, that if the Company would have made prepayments in the aggregate amount of $250,000 prior to the Initial Due Date, then the due date for the remainder of the principal amount of and accrued interest on the consolidation note would have been extended until August 29, 2014. The note bears interest at a floating rate equal to the one-month term LIBOR rate, plus an additional 3%.

6.	Common Stock

On May 8, 2014, the board of directors approved a private placement of up to 750,000 Common Shares at a price of $0.40 per share. As of May 23, 2014, the Company had received from three separate investors funds totaling $55,000 pursuant to this offering and subsequently issued 137,500 Common Shares.

On May 21, 2014 the Company issued 248,800 Common Shares at a price of $.40 per share per the Chrystal Capital Partners, LLP agreement. The fair value of $99,520 has been recognized as stock of services expense. See Note 2.

7.	Subsequent Events

On July 16, 2014, the Company entered into unsecured corporate demand notes with a related party, Keith Spickelmier. The note was in the amount of $10,000, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The note is non-interest bearing.

On July 11, 2014, the Liberty note with a total remaining balance of $542,294 was further amended wherein the maturity date was extended to September 12, 2014 (the “Initial Due Date”); provided, however, that if the Company makes prepayments in the aggregate amount of $250,000 prior to the Initial Due Date, then the due date for the remainder of the principal amount of and accrued interest on the consolidation note shall be extended until October 31, 2014. The note bears interest at a floating rate equal to the one-month term LIBOR rate, plus an additional 3%.

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

A positive development occuring during the quarter overed by this Report was the modification and extension of the work commitment relating to the License. The details of this development are discussed herein. The modification reduces our obligations under the work commitment, and management believes will enhance our ability to complete a major capital raising transaction, or procure a joint venture partner, or both, although we have no assurance of this.

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

There can be no assurance that we will be successful in our exploratory and production activities. The oil and gas business involves numerous risks, the principal ones of which are listed in our 2014 Annual Report on Form 10-K in "Item 1A. Risk Factors -RISKS RELATING TO OUR INDUSTRY - PARTICIPANTS IN THE OIL AND GAS INDUSTRY ARE SUBJECT TO NUMEROUS RISKS." As we become more involved in the oil and gas exploration and production business, we will give more detail information regarding these risks.

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

Proposed Initial Activities

We have just begun the initial phase of our plan of operation. To date we have not commenced any drilling or other exploration activities on the Prospect, and thus we do not have any estimates of oil and gas reserves. Consequently we have not reported any reserve estimates to any governmental authority. We cannot assure anyone that we will find commercially producible amounts of oil and gas. Moreover, at the present time, we cannot finance the initial phase of our plan of operation solely through our own current resources. Therefore, we have undertaken certain financing activities described in " Liquidity and Capital Requirements - Major Financing Efforts and Other Sources of Capital" below. The success of the initial phase of our plan of operation depends upon our ability to obtain additional capital to acquire seismic data with respect to the Prospect, and to drill exploratory and developmental wells. We cannot assure anyone that we will obtain the necessary capital.

The License is subject to a five-year work commitment. We have completed the first year of this work commitment and in this first year we conducted geological and geophysical studies including interpretation of existing seismic data. In management’s view, the geotechnical work completed in the first year was sufficient to satisfy this requirement, and we filed our report in this connection with the South Australian government. We have received no comments from the government relating to this report.

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

Based on our research and technical analysis to date, we believe that the License work plan can be justified. Hence, the initial phase of our plan of operation involved (among other things) conducting a 3D seismic surveys totaling 400 square kilometers (approximately 154 sq. miles), conducting a 2D seismic survey of 100 kilometers (approximately 62 miles) and drilling of at least two exploration wells. This activity will take place on the south portion of the Prospect and meets the near-term work requirements under the License. Subject to the availability of funds plus proper equipment and personnel or a farm-out arrangment, management feels that US$19 million or more can be productively invested within the first two years after we commence exploration in earnest.

We intend to seek a joint venture partner who or which might act as the operator to conduct seismic work and drill our wells. If we are unsuccessful in procuring such a partner, we will engage the services of a qualified seismic company to acquire additional 3D seismic data and (once we have identified proposed drilling sites) a third party contractor for drilling operations. Management foresees no problem in procuring the services of one or more qualified operators and drillers in connection with the initial phase of our plan of operation, although a considerable increase in drilling activities in the area of our properties could make difficult (and perhaps expensive) the procurement of operating and drilling services. In all cases, the operator will be responsible for all regulatory compliance regarding the well, including any necessary permitting for the well. In addition to regulatory compliance, the operator will be responsible for hiring the drilling contractor, geologist and petroleum engineer to make final decisions relative to the zones to be targeted, well design, and bore-hole drilling and logging. Should the well be successful, the operator would thereafter be responsible for completing the well, installing production facilities and interconnecting with gathering or transmission pipelines if economically appropriate. We expect to pay third party operators (i.e. not joint venture partner with us) commercially prevailing rates.

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

Results of Operations

Our results of operation for the three-month periods ended May 31, 2014 and 2013 are summarized in the table below:

	Three months Ended May 31	Three months Ended May 31
	2014	2013

Revenue	$0	$0
Operating Expenses	$234,017	$179,079
Other (income)/expenses	$8,694	$4,378
Net Loss	$(242,711)	$(183,457)

Our operating expenses for the three-month periods ended May 31, 2014 and 2013 are outlined in the table below:

	Three months Ended May 31	Three months Ended May 31
	2014	2013

General and Administrative	$17,517	$27,600
Exploration Costs	$3,470	$35,164
Professional Fees	$181,120	$65,706
Travel	$28,800	$47,425
Rent	$3,110	$3,184
Total	$234,017	$179,079

Results of Operations for the Three-Month Periods Ended May 31, 2014 and 2013

Revenues. We did not earn any revenues for either the quarter ended May 31, 2014 or the similar period in 2013. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter the commercial production

Expenses. The total expenses incurred during the quarter ended May 31, 2014 were approximately 31% more than those incurred during the quarter ended May 31, 2013. The increase of approximately $55,000 reflects increase in professional fees offset by reductions in travel expenses, exploration costs and general and administrative expenses. The bulk of our activities during the quarter ended May 31, 2014 were aimed at raising capital. If the company had not made the extraordinary professional fee payment with common stock described below, its total expenses would have been 25% less in the quarter ended May 31, 2014 compared to the quarter ended May 31, 2013.

The largest component of our expenses was professional fees during both of the periods shown above. For the quarter ended May 31, 2014, investment banking and financial advisory fees (third party fund raising assistance) were substantially higher than the comparable period in 2013. Additionally, we made a one-time payment of common stock to a former advisor for the early release of certain potential funding sources from their post-termination non-circumvent status. Such non-circumvention arrangements are customary and in management’s judgment the probabilities of success with the parties released under the agreement were enhanced absent the advisor’s potential compensation claim. This increase was partially offset by lower legal billings. The net result was an increase of approximately $115,000 in professional fees during the quarter ended May 31, 2014 compared to the quarter ended May 31, 2013.

Our exploration costs during the quarter ended May 31, 2014 declined by about 90% compared to those costs incurred during the comparable period ended May 31, 2013. Because the License work program is currently suspended, there was very little technical work required during the most recent quarterly period compared to the quarter ended May 31, 2013.

Travel expenses during the quarter ended May31, 2014 were nearly $18,000 lower than for the quarter ended May 31, 2013. This savings reflects an increased basing of fund raising work from Houston. The principal exception was a visit to Australia for face-to-face meetings with both investment bankers and potential farm-in partners.

General and administrative expenses were also substantially lower for the quarter ended May 31, 2014 compared to the 3-month period ending May 31, 2013. The reduction of approximately $10,000 is principally attributable to a marked decrease in all areas of activity except those targeted at fund raising.

Net loss. Our net loss for the quarter ended May 31, 2014 increased by approximately $59,000 (a 32% increase) as compared to the quarter ended May 31, 2013. This result was driven by higher professional fees and payments to financial advisors and consultants, partially offset by lower exploration, travel and general corporate expenses. If the company had not made the extraordinary professional fee payment with common stock described above, the net loss for the quarter ended May 31, 2014 would have been approximately 22% less than for the quarther ended May 31, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Requirements

Financing History and Immediate, Short-Term Capital Needs

Since the change in our corporate direction in January 2012, we have financed our business primarily through private placements of common stock. Since January 2012 we conducted several rounds of financing in which we raised total "seed" capital in the amount of $2,363,750 resulting in the issuance of 18,607,500 shares of our common stock. These figures include the results to-date of the current private placerment discussed below. As of May 31, 2014, we had drawn $10,650 in funds against our bank credit card. From time to time, short term funds have been advanced by our officers and directors. As of July 16, 2014, we had oustanding loans totalling $189,700 from two directors and an entity controlled by one officer. These loans are each evidenced by demand notes, which are non-interest bearing. Since we changed our business focus in January 2012, we entered into a related party loan transaction only two other times, and subsequently these loans were either paid off quickly or converted into shares of our common stock.

As of May 31, 2014, we had cash in the approximate amount of $34,200, and we had a working capital deficit of about $856,000. As of July 16, 2014, we had the US dollar equivalent of approximately $12,000 of cash on hand. The bulk of the current working capital deficit is associated with the consolidation promissory note in the original princpal amount of $542,294 made payable to Liberty Petroleum Corporation (“Liberty”). As extended, this consolidation promissory note is due and payable on or before September 12, 2014, provided that if we make prepayments in the aggregate amount of $250,000 prior to the due date, then the due date for the remainder of the principal amount of and accrued interest on the note would be extended until October 31, 2014. Short term loans from related parties noted above were also a notable contributor to our working capital deficit.

Given the amount of cash on hand, we anticipate the need to raise an estimated $4.8 million of additional funds by April 2015 for operating expenses, retirement of the Liberty note and completion of the second year of our work commitment. We intend to try to do this by common stock private placements to individual and institutional investors. We have no assurances that we will be successful in raising required additional funds. If we are unsuccessful in raising required additional funds in the immediate future, we will need (among other things) to seek a further extension of the Liberty note. While Liberty has accommodated us in the past in this regard, we have no assurance that it would accommodate us again. Our failure to raise required additional funds or obtain an extension of the Liberty note in the immediate future could have adverse consequences for us, including our inability to continue our business plan, which could result in a complete loss of stockholders' equity.

Long-Term Capital Needs

The five-year work commitment relating to the License imposes certain financial obligations on us. In management’s view, the geotechnical work completed in year-one was sufficient to satisfy the requirement for year-one, and we filed our report in this connection with the South Australian government. We have received no comments from the government relating to this report. However, we will need to obtain additional financing beyond that discussed above before we can fully implement our current plan of operation. This includes monies to meet the second year requirements of the work commitment. This second year will end near the end of April 2015. Moreover, we expect to need a substantial amount of funds to develop the Prospect. In addition to the preceding, we will need working capital to satisfy our general and adminstrative expenses.

Between May 2015 and the end of April 2016, we estimate that at least US$17.0 million of additional capital will be required to continue operations and satisfy our the obligations for the third year of our work commitment. This amount will be needed before we are able to commence production on the Prospect. Accordingly, this amount must be raised. Moreover, this amount would not allow us to develop the Prospect in any meaningful way.

Beyond the third License year, we have developed a work plan for the Prospect that is expected to include additional 3D seismic surveying and exploratory drilling. Assuming availability of funding, timely governmental approvals, and access to proper equipment and trained personnel, we feel that a total of about US$21.6 million of outside capital must be invested across the Prospect the final two years of the initial Liciense term.

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

Major Financing Efforts and Other Sources of Capital

During October 2012, we engaged the services of a corporate finance firm based in London regulated by the British Financial Services Authority. This firm assisted us in connections with our efforts to complete a major capital raising transaction by introducing us to a number of potential investors and joint venture partners. In May 2013, we and this firm modified our agreements so that this firm is not expected to introduce us to a meaningful number of further potential investors or joint venture partners, and we no longer pay a monthly fee to it. However, we may have future discussions with potential investors and joint venture partners introduced to us by this firm, although these are expected to be few in number. If we consummate before November 2014 a transaction with any person introduced to us by this firm, we generally expect to pay to this firm the success fees to which we originally agreed. In May 2014, we reached an agreement that reduced somewhat the number of potential companies for which the firm can potentially earn success fees in exchange for which we issued the firm 248,800 shares of Common Stock.

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

In May 2014 we placed 137,500 Common Shares with accredited investors at a price of $0.40 per share. As a result, we raised $55,000 to meet our immediate cash needs.

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

Consequences of a Financing Failure

The amount of cash on hand, the pending maturity of the Liberty note, and the need to raise additional capital of at least US$4.8 million by the end of April 2015 to continue operations and satisfy our obligations for the second year of our work commitment have all heightend our need to raise a significant amount of additional capital in the near future. If required financing is not available on acceptable terms, we could be prevented from satisfying our debt or work commitment obligations, or developing the Prospect. Our failure to pay timely the Liberty note could result in Liberty’s exercise of the rights of an unsecured creditor and possibly levy encumbrances on all or a large part of our assets. Our failure to honor our work commitment could result in our loss of the Prospect. Our failure to procure required financing on acceptable terms could prevent us from developing the Prospect. If any of the preceding events were to occur, we could be forced to cease our business plan altogether, which could result in a complete loss of stockholders' equity. If we do not obtain additional financing through an equity or debt offering, we may be constrained to attempt to sell some portion of the Prospect under unfavorable circumstances and at an undesirable price. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such sale would be adequate to fund our activities. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities.

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

PART II - OTHER INFORMATION

Item 6. Exhibits.

(10)      The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description

31.01	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.02	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

July 21, 2014

