Form 10-Q
period 2014-08-31
Discovery Energy Corp.
filed 2014-10-17
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 138,937,500 common shares as of October 15, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp.

Balance Sheets

(Unaudited)

	August 31,	February 28,
	2014	2014
Assets
Current Assets
Cash	$2,313	$2,483
Prepaid expenses	7,272	16,817
Total Current Assets	9,585	19,300
Oil and gas property – unproved (successful efforts method)	2,421,415	2,421,415
Total Assets	$2,431,000	$2,440,715

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$33,921	$74,970
Accounts payable- related parties	135,860	79,599
Other liabilities	25,777	6,860
Promissory notes-related parties	195,700	83,500
Promissory notes	542,294	542,294

Total Current Liabilities	933,552	787,223

Stockholders' Equity
Preferred stock- 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock - 500,000,000 shares authorized, $0.001 par value – 138,837,500 and 138,451,200 shares issued and outstanding as of August 31, 2014 and February 28, 2014, respectively	138,837	138,452
Additional paid in capital	3,473,499	3,319,365
Accumulted deficit	(2,112,788)	(1,802,128)
Accumulated other comprehensive income (loss)	(2,100)	(2,197)
Total Stockholders' Equity	1,497,448	1,653,492
Total Liabilities and Stockholders' Equity	$2,431,000	$2,440,715

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp.

Statements of Expenses and Other Comprehensive Income (Loss)

(Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	August 31,	August 31,	August 31,	August 31,
	2014	2013	2014	2013
Expenses
General and administrative	$29,571	$22,711	$47,088	$47,618
Exploration costs	5,625	39,950	9,095	75,114
Professional fees	29,799	36,748	210,919	105,167
Rent	3,231	2,735	6,341	5.898
Travel	566	22,664	29,366	70,088
Total expenses	68,792	124,808	302,809	303,885

Other (Income) Expenses
Interest expense	4,308	4,316	9,403	8,870
Miscellaneous income	(22)	(119)	(34)	(160)
Foreign exchange loss/(gain)	(5,129)	(35)	(1,518)	(168)

Other (income) expenses	(843)	4,162	7,851	8,542

Net loss	$(67,949)	$(128,970)	$(310,660)	$(312,427)

Comprehensive loss
Net loss	(67,949)	(128,970)	(310,660)	(312,427)
Foreign currency translation adjustments	(100)	2,806	(2,100)	2,806
Total comprehensive loss	$(68,049)	$(126,164)	$(312,760)	$(309,621)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	138,667,994	138,295,500	138,667,994	138,295,500

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp.

Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	August 31, 2014	August 31, 2013

Cash flows used in operating activities
Net loss	$(310,660)	$(312,427)
Adjustments to reconcile net loss to net Cash used in operating activities
Shares issued for services	99,520	-
Changes in assets and liabilities:
Prepaid expenses	9,545	20,788
Accounts payable – related party	56,261	-
Accounts payable and accrued liabilities	(22,036)	(10,271)
Net cash used in operating activities	(167,370)	(301,910)

Cash flows from investing activities
Acquisition of oil and gas property	-	-

Cash flows from financing activities
Subscription proceeds	55,000	-
Proceeds from notes payable-related party	112,200	-
Repayments on promissory notes	-	(125,000)
Net cash flows from financing activities	167,200	(125,000)

Foreign exchange effect on cash	-	2,806

Change in cash during the period	(170)	(424,104)

Cash beginning of the period	2,483	430,007

Cash end of the period	$2,313	$5,903

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp.

Notes to the Unaudited Financial Statements

1.	Nature of Operations and Basis of Presentation

The principal business of Discovery Energy, Inc. (the “Company”) is the proposed exploration and development of the 584,651 gross acres (the “Prospect”) in the State of South Australia covered by Petroleum Exploration License (PEL) 512 (the “License”). The Prospect involves a 100% working interest in the preceding acreage, which overlies portions of the Cooper and Eromanga basins. The Company has not presently determined whether the Prospect contains any crude oil and natural gas reserves that are economically recoverable. While the Company’s present focus is on the Prospect, the Company may consider the acquisition of other attractive oil and gas properties under the right circumstances.

In May 2012, the Company incorporated a wholly-owned Australian subsidiary, Discovery Energy SA Ltd. for purposes of acquiring the License.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s February 28, 2014 Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 28, 2014, as reported on Form 10-K, have been omitted.

The Company has limited operations and is considered to be in the development stage. In the quarter ended August 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

2.	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, the successful development of the Prospect or one or more alternative oil and gas properties, and the attainment of profitable operations. As of August 31, 2014, the Company has not generated any revenues and has an accumulated loss of $2,112,788 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On May 15, 2013, the Company modified an October 2012 capital raising agreement with Chrystal Capital Partners LLP, a corporate finance firm based in London regulated by the British Financial Services Authority. While the Company no longer pays a monthly fee to Chrystal, it is obligated for a period of 18 months beginning May 1, 2013 to pay Chrystal a success fee for any transaction completed with any prospect previously introduced by Chrystal. Subsequent to the agreement modification, Chrystal has introduced the Company to a very small number of further potential investors or joint venture partners. If the Company consummates a transaction with any of these persons, it generally expects to pay to this firm the success fees originally agreed upon.

On May 14, 2014, the Company entered into a second amendment with Chrystal Capital Partners LLP. This amendment eliminated from success fee consideration certain parties that had previously been eligible for such treatment had any one of them invested in Discovery’s equity, debt or other capital instrument before October 31, 2014. On May 21, 2014, 6,472,425 shares held by Chrystal were canceled and 248,800 shares issued.

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

As of August 31 and February 28, 2014, the Company owed $135,860 and $79,599, respectively, to certain Company directors for reimbursement of expenses paid on behalf of the Company. In addition, as of August 31 and February 28, 2014, the Company owed $195,700 and $83,500, respectively, for promissory notes issued to various related parties. These amounts are unsecured, non-interest bearing and due on demand.

4.	Oil and Gas Properties

On May 19, 2014, the Company received notice from the Government of South Australia that had issued certain modifications to the License and suspended the License for a period of six months. Under the amended License, the Company will be required to drill 7 exploratory wells rather than 12, as originally required. These required wells must be drilled in years 3, 4, and 5 (2, 2, and 3, respectively). The amount of required 2D seismic was also reduce to 100 kilometers (in year 3) from 250 kilometers (in year 2) but the total 3D seismic work guaranteed increased to 500 square kilometers from 400 square kilometers. However, the 3D seismic survey requirement is spread over years 2, 3 and 4 (100, 200 and 200 sq. km. respectively). The effect of the suspension is to move the end date of the four years remaining in the initial term of the License six months into the future. Hence, year 2 will now end on April 27, 2015, year 3 on April 27, 2016, year 4 on April 27, 2017 and the fifth and final year of the initial term will end April 27, 2018.

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

These promissory notes had undergone a number of amendments, including extensions of the due dates. On September 26, 2013, these promissory notes were combined into a single consolidation promissory note in the original principal amount of $542,294, as some of the principal had been reduced and some interest had accrued. As extended and as heretofore amended, this consolidation promissory note is due and payable on or before November 12, 2014, provided that if we make prepayments in the aggregate amount of $250,000 prior to the due date, then the due date for the remainder of the principal amount of and accrued interest on the note will be extended until December 31, 2014.

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

On July 16, 2014, the Company entered into unsecured corporate demand notes with a related party, Keith Spickelmier. The note was in the amount of $10,000, and repayment can be demanded, with 5-days’ notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The note is non-interest bearing.

On July 18, 2014, the Company entered into unsecured corporate demand notes with a related party, William Begley. The note was in the amount of $6,000, and repayment can be demanded, with 5-days’ notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The note is non-interest bearing.

6.	Common Stock

On May 8, 2014, the board of directors approved a private placement of up to 750,000 common shares at a price of $0.40 per share. As of May 23, 2014, the Company had received from three separate investors funds totaling $55,000 pursuant to this offering and subsequently issued 137,500 common shares.

On May 21, 2014 the Company issued 248,800 common shares at a deemed fair market value of $.40 per share to Chrystal Capital Partners, LLP for services rendered.

7.	Subsequent Events

Effective September 26, 2014, the Company entered into amendments of two previous unsecured corporate demand notes with related parties Keith Spickelmier and William Begley. Each note was in the amount of $7,500 and the maximum term was amended and extended to the second anniversary from the date of the note. None of the other provisions of the original notes were changed.

On September 29, 2014, the Company entered into unsecured corporate demand note with a related party, Keith Spickelmier. The note was in the amount of $16,000, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The note is non-interest bearing.

On September 25, 2014, the board of directors approved a private placement of up to 1,500,000 Common Shares at a price of $0.40 per share. As of October 10, 2014, the Company had received funds totaling $40,000 from one investor pursuant to this offering and subsequently issued 100,000 Common Shares.

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

A positive development occuring during the first quarter of fiscal 2015 was the modification and extension of the work commitment relating to the License. The details of this development are discussed herein. The modification reduces our obligations under the work commitment, and management believes will enhance our ability to complete a major capital raising transaction, or procure a joint venture partner, or both, although we have no assurance of this.

In the remainder of this Report, Australian dollar amounts are prefaced by "AU$" while United States dollar amounts are prefaced simply by "$" or (when used in close proximity to Australian dollar amounts) by "US$." When United States dollar amounts are given as equivalents of Australian dollar amounts, such United States dollar amounts are approximations only and not exact figures. During the twelve months ended August 31, 2014, that exchange rate has varied from a low of US$1.00 = AU$1.0274 to a high of US$1.00 = AU$1.1473. As of October 10, 2014, the exchange rate was US$1.00 = AU$1.1400.

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

Based on our research and technical analysis to date, we believe that the License work plan can be justified. Hence, the initial phase of our plan of operation involved (among other things) conducting a 3D seismic surveys totaling 400 square kilometers (approximately 154 sq. miles), conducting a 2D seismic survey of 100 kilometers (approximately 62 miles) and drilling of at least two exploration wells. This activity will take place on the south portion of the Prospect and meets the near-term work requirements under the License. Subject to the availability of funds plus proper equipment and personnel or a farm-out arrangement, management feels that US$19 million or more can be productively invested within the first two years after we commence exploration in earnest.

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

Results of Operations

Our results of operation for the three- and six-month periods ended August 31, 2014 and 2013 are summarized in the table below:

	Three months Ended	Three months Ended	Six months Ended	Six months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013

Revenue	$0	$0	$0	$0
Operating Expenses	$68,792	$124,808	$302,809	$303,885
Other (income)/expenses	$(843)	$4,162	$7,851	$8,542
Net Loss	$(67,949)	$(128,970)	$(310,660)	$(312,427)

Our operating expenses for the three- and six-month periods ended August 31, 2014 and 2013 are outlined in the table below:

	Three months Ended	Three months Ended	Six months Ended	Six months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012

General and Administrative	$29,571	$22,711	$47,088	$47,618
Exploration Costs	$5,625	$39,950	$9,095	$75,114
Professional Fees	$29,799	$36,748	$210,919	$105,167
Rent	$3,231	$2,735	$6,341	$5,898
Travel	$566	$22,664	$29,366	$70,088
Total Operating Expenses	$68,792	$124,808	$302,809	$303,885

Results of Operations for the Three-Month Periods Ended August 31, 2014 and 2013

Revenues. We did not earn any revenues for either the quarter ended August 31, 2014 or the similar period in 2013. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter the commercial production.

Expenses. Total expenses incurred during the quarter ended August 31, 2014 were approximately 45% less than those incurred during the quarter ended August 31, 2013. The decrease of approximately $56,000 reflects decreases in exploration costs, travel and professional fees offset by much smaller increases in general and administrative expenses and rent. The bulk of our activities during the quarter ended August 31, 2014 were aimed at raising capital and involved primarily local meetings, Internet-based video meetings and electronic data exchange.

The reported decline of about $34,000 in exploration costs during the quarter ended August 31, 2014 compared to the similar period in 2013 reflects lower levels of technical activity required during the suspension of the License work program discussed above. During the three-month period ending August 31, 2014, a preliminary report regarding the unconventional (shale) resource potential was completed. Data related to this study have been submitted to a major oil field service company for further scientific evaluation.

Professional fees for the quarter ended August 31, 2014 declined approximately 19% compared to the quarter ended August 31, 2013 primarily due to lower costs for audit, tax and financial reporting services..

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

General and administrative expenses were higher by about $6,900 during the quarter ended August 31, 2014 compared to the same period last fiscal year. The timing and level of certain costs associated with securities regulatory compliance and reporting represented a prominent part of this difference.

Net loss. Our net loss for the quarter ended August 31, 2014 decreased by approximately $61,000 as compared to the quarter ended August 31, 2013. While various operating cost components moved up or down, as discussed above, the net decline in the loss is mostly attributed to lower exploration costs and travel expenses during the period ended August 31, 2014. On a per share basis, our losses for both the three-month periods ended August 31, 2014 and August 31, 2013 were less than $0.01

Results of Operations for the Six-Month Periods Ended August 31, 2014 and 2013

Revenues. We did not earn any revenues for either the six months ended August 31, 2014 or the similar period in 2013. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter into commercial production.

Expenses. The total expenses incurred during the six months ended August 31, 2014 were approximately 2% less than those incurred during the six months ended August 31, 2013. The slight decrease reflects the net of increased in professional fees offset by reductions in travel expenses and exploration costs. The bulk of our activities during the six months ended August 31, 2014 were aimed at raising capital. If we had not made the extraordinary non-cash professional fee payment with common stock described below, its total expenses would have been 33% less in the six months ended August 31, 2014 compared to the six months ended August 31, 2013.

The largest component of our expenses was professional fees during both of the periods shown above. For the six months ended August 31, 2014, investment banking and financial advisory fees (third party fund raising assistance) were substantially higher than the comparable period in 2013. Additionally, we made a one-time non-cash payment of common stock to a former advisor for the early release of certain potential funding sources from their post-termination non-circumvent status. Such non-circumvention arrangements are customary and in management’s judgment the probabilities of success with the parties released under the agreement were enhanced absent the advisor’s potential compensation claim. This increase was partially offset by lower legal billings. The net result was an increase of approximately $105,000 in professional fees during the six months ended August 31, 2014 compared to the six months ended August 31, 2013.

Our exploration costs during the six months ended August 31, 2014 declined by about 86% compared to those costs incurred during the comparable period ended August 31, 2013. Because the License work program is currently suspended, there was very little technical work required during the most recent six-month period compared to the six months ended August 31, 2013.

Travel expenses during the six months ended August 31, 2014 were nearly $41,000 lower than for the six months ended August 31, 2013. This savings reflects an increased basing of fund raising work from Houston and increased usage of Internet-enabled video meetings and technical discussions. The principal exception was a visit to Australia for face-to-face meetings with both investment bankers and potential farm-in partners.

Rent and general and administrative expenses were essentially unchanged in the six months ended August 31, 2014 compared to the six months ended August 31, 2013.

Net loss. Our net loss for the six months ended August 31, 2014 was comparable to the six months ended August 31, 2013. This result was driven by higher non-cash professional fee payment to a financial advisor, partially offset by lower exploration and general corporate expenses. If we had not made the extraordinary non-cash professional fee payment with common stock described above, the net loss for the six months ended August 31, 2014 would have been approximately 33% less than for the six months ended August 31, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Requirements

Financing History and Immediate, Short-Term Capital Needs

Since the change in our corporate direction in January 2012, we have financed our business primarily through private placements of common stock. Since January 2012 we conducted several rounds of financing in which we raised total "seed" capital in the amount of $2,403,750 resulting in the issuance of 18,707,500 shares of our common stock. These figures include the results to-date of the current private placement discussed below. As of August 31, 2014, we had drawn $10,650 in funds against our bank credit card. From time to time, short term funds have been advanced by our officers and directors. As of October 10, 2014, we had outstanding loans totaling $211,700 from two directors and an entity controlled by one officer. These loans are each evidenced by demand notes, which are non-interest bearing. Since we changed our business focus in January 2012, we entered into a related party loan transaction only two other times, and subsequently these loans were either paid off quickly or converted into shares of our common stock.

As of August 31, 2014, we had cash in the approximate amount of $2,300, and we had a working capital deficit of about $924,000. As of October 15, 2014, we had the US dollar equivalent of approximately $9,600 of cash on hand. Approximately 60% of the current working capital deficit is associated with the consolidation promissory note in the original principal amount of $542,294 made payable to Liberty Petroleum Corporation (“Liberty”). As extended, this consolidation promissory note is due and payable on or before November 12, 2014, provided that if we make prepayments in the aggregate amount of $250,000 prior to the due date, then the due date for the remainder of the principal amount of and accrued interest on the note would be extended until December 31, 2014. Short-term loans from and accrued expenses owed to related parties noted above represent about 36% to our working capital deficit.

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

Long-Term Capital Needs

The five-year work commitment relating to the License imposes certain financial obligations on us. In management’s view, the geotechnical work completed in year-one was sufficient to satisfy the requirement for year-one, and we filed our report in this connection with the South Australian government. We have received no comments from the government relating to this report. However, we will need to obtain additional financing beyond that discussed above before we can fully implement our current plan of operation. This includes monies to meet the second year requirements of the work commitment. This second year will end near the end of April 2015. Moreover, we expect to need a substantial amount of funds to develop the Prospect. In addition to the preceding, we will need working capital to satisfy our general and administrative expenses.

Between May 2015 and the end of April 2016, we estimate that at least US$17.0 million of additional capital will be required to continue operations and satisfy our obligations for the third year of our work commitment. This amount will be needed before we are able to commence production on the Prospect. Accordingly, this amount must be raised. Moreover, this amount would not allow us to develop the Prospect in any meaningful way.

Beyond the third License year, we have developed a work plan for the Prospect that is expected to include additional 3D seismic surveying and exploratory drilling. Assuming availability of funding, timely governmental approvals, and access to proper equipment and trained personnel, we feel that a total of about US$21.6 million of outside capital must be invested across the Prospect the final two years of the initial License term.

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

In addition to smaller, equity placements for short-term needs and a major capital raising transaction for long-term needs, we expect to have available other possible sources of capital. For example, one source of funding under investigation is the sale of a portion of our interest in the Prospect to a joint venture partner for a cash payment and/or a work commitment. We have had preliminary discussions with several companies to become joint venture partners. To obtain the maximum combination of cash and work commitment in connection with the sale of an interest in the Prospect, we have conducted extensive geological and geophysical work, including the reprocessing existing 3D seismic data relating to a portion of the Prospect, and we may seek to add further value by completing a 3D seismic survey over other portions of the Prospect. We have no assurance that we will secure a joint venture partner. A joint venture arrangement is unlikely to help with our immediate cash needs, but (if secured) one would help with our longer-term cash needs.

In May 2014 we placed 137,500 Common Shares with accredited investors at a price of $0.40 per share. In September 2014 we placed an additional 100,000 Common Shares with accredited investors at a price of $0.40 per share. As a result of these placements, we raised $95,000 to meet our immediate cash needs.

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

Consequences of a Financing Failure

The amount of cash on hand, the pending maturity of the Liberty note, and the need to raise additional capital of at least US$4.8 million by the end of April 2015 to continue operations and satisfy our obligations for the second year of our work commitment have all heightened our need to raise a significant amount of additional capital in the near future. If required financing is not available on acceptable terms, we could be prevented from satisfying our debt or work commitment obligations, or developing the Prospect. Our failure to pay timely the Liberty note could result in Liberty’s exercise of the rights of an unsecured creditor and possibly levy encumbrances on all or a large part of our assets. Our failure to honor our work commitment could result in our loss of the Prospect. Our failure to procure required financing on acceptable terms could prevent us from developing the Prospect. If any of the preceding events were to occur, we could be forced to cease our business plan altogether, which could result in a complete loss of stockholders' equity. If we do not obtain additional financing through an equity or debt offering, we may be constrained to attempt to sell some portion of the Prospect under unfavorable circumstances and at an undesirable price. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such sale would be adequate to fund our activities. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities.

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

October 17, 2014

