Form 10-Q
period 2014-11-30
Discovery Energy Corp.
filed 2015-01-20
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 139,239,500 common shares as of January 16, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp.

Balance Sheets

(Unaudited)

	November 30,	February 28,
	2014	2014
Assets
Current Assets
Cash	$5,365	$2,483
Prepaid expenses	2,500	16,817
Total Current Assets	7,865	19,300
Oil and gas property – unproved (successful efforts method)	2,421,415	2,421,415
Total Assets	$2,429,280	$2,440,715

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$48,394	$74,970
Accounts payable- related parties	134,147	79,599
Other liabilities	10,386	6,860
Promissory notes-related parties	211,700	83,500
Promissory notes	542,294	542,294

Total Current Liabilities	946,921	787,223

Stockholders' Equity
Preferred stock- 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock - 500,000,000 shares authorized, $0.001 par value – 139,837,500 and 138,451,200 shares issued and outstanding as of November 30, 2014 and February 28, 2014, respectively	139,837	138,452
Additional paid in capital	3,512,499	3,319,365
Accumulted deficit	(2,165,619)	(1,802,128)
Accumulated other comprehensive income (loss)	(4,358)	(2,197)
Total Stockholders' Equity	1,482,359	1,653,492
Total Liabilities and Stockholders' Equity	$2,429,280	$2,440,715

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp.

Statements of Expenses and Other Comprehensive Income (Loss)

(Unaudited)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	November 30,	November 30,	November 30,	November 30,
	2014	2013	2014	2013
Expenses
General and administrative	$9,792	$18,116	$56,880	$64,222
Exploration costs	14,550	11,100	23,645	86,214
Professional fees	20,672	25,537	231,591	130,957
Rent	3,744	3,291	10,085	8,926
Travel	1,496	23,600	30,862	93,689
Total expenses	50,254	81,644	353,063	384,008

Other (Income) Expenses
Interest expense	4,306	4,276	13,709	13,146
Miscellaneous income	(8)	(6)	(42)	(156)
Foreign exchange loss/(gain)	(1,721)	(200)	(3,239)	(367)

Other (income) expenses	2,577	4,070	10,428	12,623

Net loss	$(52,831)	$(85,714)	$(363,491)	$(396,631)

Comprehensive loss
Net loss	(52,831)	(85,714)	(363,491)	(396,631)
Foreign currency translation adjustments	(2,258)	(496)	(4,358)	(496)
Total comprehensive loss	$(55,089)	$(86,210)	$(367,849)	$(397,127)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding- basic and diluted	138,754,212	138,295,500	138,754,212	138,295,500

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	November 30, 2014	November 30, 2013

Cash flows used in operating activities
Net loss	$(363,491)	$(396,631)
Adjustments to reconcile net loss to net Cash used in operating activities
Shares issued for services	99,520	-
Changes in assets and liabilities:
Prepaid expenses	14,317	26,041
Accounts payable – related party	54,548	-
Deferred expenses	-	(3,100)
Accounts payable and accrued liabilities	(22,854)	52,388
Net cash used in operating activities	(217,960)	(321,302)

Cash flows from investing activities
Acquisition of oil and gas property	-	-

Cash flows from financing activities
Repayments on promissory notes	-	(125,000)
Subscription proceeds	95,000	-
Proceeds from notes payable-related party	128,200	18,500
Net cash flows from financing activities	223,200	(106,500)

Foreign exchange effect on cash	(2,358)	(496)

Change in cash during the period	2,882	(428,298)

Cash beginning of the period	2,483	430,007

Cash end of the period	$5,365	$1,709

Noncash investing and financing activities:
Reclass of accrued interest to promissory note	-	17,294

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

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, the successful development of the Prospect or one or more alternative oil and gas properties, and the attainment of profitable operations. As of November 30, 2014, the Company has not generated any revenues and has an accumulated loss of $2,165,619 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of November 30 and February 28, 2014, the Company owed $134,147 and $79,599, respectively, to certain Company directors for reimbursement of expenses paid on behalf of the Company. In addition, as of November 30 and February 28, 2014, the Company owed $211,700 and $83,500, respectively, for promissory notes issued to various related parties. These amounts are unsecured, non-interest bearing and due on demand.

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

These promissory notes had undergone a number of amendments, including extensions of the due dates. On September 26, 2013, these promissory notes were combined into a single consolidation promissory note in the original principal amount of $542,294, as some of the principal had been reduced and some interest had accrued. As extended and as heretofore amended, this consolidation promissory note is due and payable on or before January 12, 2015, provided that if we make prepayments in the aggregate amount of $250,000 prior to the due date, then the due date for the remainder of the principal amount of and accrued interest on the note will be extended until March 3, 2015.

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

On July 18, 2014, the Company entered into unsecured corporate demand notes with a related party, William Begley. The note was in the amount of $6,000, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The note is non-interest bearing.

On September 26, 2014, the Company entered into amendments of two previous unsecured corporate demand notes with related parties Keith Spickelmier and William Begley. Each note was in the amount of $7,500 and the maximum term was amended and extended to the second anniversary from the date of the note. None of the other provisions of the original notes were changed.

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

7.	Subsequent Events

On December 16, 2014, the Company entered into an amendment of a previous unsecured corporate demand note with related party, Keith Spickelmier. The note was in the amount of $17,500 and the maximum term was amended and extended to the second anniversary from the date of the note. None of the other provisions of the original notes were changed.

On December 17, 2014, the Company entered into unsecured corporate demand note with two related parties, William Begley and Keith Spickelmier. Both of the notes were in the amount of $6,000, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The note is non-interest bearing.

On December 20, 2014, the Company entered into an amendment of a previous unsecured corporate demand note with related party, Mark Thompson. The note was in the amount of $17,000 and the maximum term was amended and extended to the second anniversary from the date of the note. None of the other provisions of the original notes were changed.

 On December 29, 2014 the Company issued 302,000 common shares at a deemed fair market value of $.30 per share to William Begley, in exchange for the cancellation of all Promissory Notes owed, amounting to a $90,600 reduction in Promissory notes-related parties.

On January 6, 2015, the Company entered into an amendment of a previous unsecured corporate demand note with related party, Keith Spickelmier. The note was in the amount of $25,000 and the maximum term was amended and extended to the second anniversary from the date of the note. None of the other provisions of the original notes were changed.

On January 12, 2015, the Company and Liberty amended the Consolidation Note so that the Initial Due Date will be March 2, 2015, and provided that if the Company makes prepayments in the aggregate amount of $250,000 prior to the new Initial Due Date of March 2, 2015, then the due date for the remainder of the principal amount of and accrued interest on the Consolidation Note would be extended until April 21, 2015.

On January 15, 2015, the Company entered into an unsecured corporate demand note with William Begley. The note was in the amount of $6,000, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The note is non-interest bearing.

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

After having made significant strides in our business plan during our fiscal 2013 (including the formal grant of the License after the satisfaction of a number of significant preconditions), during our fiscal 2014 and thus far in our fiscal 2015 we focused and are continuing to focus our efforts to complete a major capital raising transaction or procure a major joint venture partner to further our business plan. The achievement of either of these goals (or some combination of the two) would likely enable us to start the development of the Prospect in a meaningful way. We have not been able to achieve either of these goals so far, although we are continuing concerted efforts to do so. Our inability to achieve either of these goals and the recent dramatic decline in oil prices have placed significant pressure on us, as we have certain pressing payments and expenditures with respect to which we will suffer material adverse effects if we fail to make. These payments, expenditures and consequences are discussed in detail herein. We have no assurance that we will be successful in completing a major capital raising transaction, procuring a major joint venture partner, or avoiding the materially adverse effects resulting from a failure to do so.

A very negative development starting in the second quarter of fiscal 2015 and continuing to the present has been the significant decline in the price of oil. This decline started in June 2014 when the price of Brent oil was above $110 per barrel and has continued to date, with a recent public quotes below $50 per barrel. This drop has impaired our ability to complete a major capital raising transaction or procure a joint venture partner. Although we believe that we will continue to be challenged by low oil prices for the near future, we are not now in a position to determine the extent that impact.

In the remainder of this Report, Australian dollar amounts are prefaced by "AU$" while United States dollar amounts are prefaced simply by "$" or (when used in close proximity to Australian dollar amounts) by "US$." When United States dollar amounts are given as equivalents of Australian dollar amounts, such United States dollar amounts are approximations only and not exact figures. During the 12 months ended November 30, 2014, that exchange rate has varied from a low of US$1.00/AU$1.057 to a high of US$1.00/AU$1.172. On January 15, 2015 the rate stood at US$1.00/AU$1.219.

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

Proposed Initial Activities

We have just begun the initial phase of our plan of operation. To date we have not commenced any drilling or other exploration activities on the Prospect, and thus we do not have any estimates of oil and gas reserves. Consequently we have not reported any reserve estimates to any governmental authority. We cannot assure anyone that we will find commercially producible amounts of oil and gas. Moreover, at the present time, we cannot finance the initial phase of our plan of operation solely through our own current resources. Therefore, we have undertaken certain financing activities described in "Liquidity and Capital Requirements - Major Financing Efforts and Other Sources of Capital" below. The success of the initial phase of our plan of operation depends upon our ability to obtain additional capital to acquire seismic data with respect to the Prospect, and to drill exploratory and developmental wells. We cannot assure anyone that we will obtain the necessary capital.

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

In May 2014, we received from the South Australian Minister for Mineral Resources and Energy notice of the approval of our application for the modification to suspend the license for six months resulting in an extension of the Year 2 work commitment relating to the License to April 27, 2015. Until this modification and extension, our remaining work commitment involved the following:

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

The modification reduces our obligations under the work commitment, and management had believed that it would improve our ability to complete a major capital raising transaction, or procure a joint venture partner, or both, although we have no assurance of this. Thus far, this has not proved to be the case, as the recent dramatic decline in oil prices has seemingly offset the benefit of the modification.

Since the modification the company has been engaged in ongoing discussions with potential joint venture partners and investors. In addition, the Company has been engaged with two international seismic acquisition and processing company’s regarding the planning, design, project scheduling, cost proposals and contract reviews for the initial seismic program. The recent decline in Brent oil prices has had an adverse effect for operators globally including the Cooper Basin where the Company plans to commence seismic operations. The resulting effect on potential Cooper Basin joint venture partners is a tightening of near term capital budgets and expenditures. The company remains optimistic that it will eventually secure a joint venture partner with existing operations and capacity in the Cooper Basin, however we cannot assure anyone that we will be successful in obtaining a joint venture partner.

The Company also continues to pursue financing in the form of equity, debt, bridge facilities and various combinations thereof, however we cannot assure anyone that we will be successful in obtaining the necessary funding. Management believes that under the current global oil market conditions that an application for the modification to suspend the license for an additional six months should be submitted for the South Australian Minister for Mineral Resources and Energy. Until we receive a formal notice approving such an application for the modification to extend the current suspension relating to the License for the Year-2 work commitment remains in effect. We have no assurance that we will be successful in completing a major capital raising transaction, procuring a major joint venture partner, obtaining approval of a further suspension of the License, or avoiding the materially adverse effects resulting from the failure to do so.

The prices of the equipment and services that we must employ to fulfill the work commitment vary based on both local and international demand for such products by others involved in exploration for and production of oil and gas. Recent high worldwide energy prices had resulted in growing demand, which lends support to higher prices being charged by suppliers. However, the effect of the recent dramatic decline in oil prices in this area cannot now be determined. Nevertheless, we have no assurance that the steps in the work plan (e.g. shooting 100 square kilometers of 3D seismic) can be accomplished at current or lower costs.

Based on our research and technical analysis to date, we believe that the License work plan can be justified. Hence, the initial phase of our plan of operation involves (among other things) conducting a 3D seismic surveys totaling 300 square kilometers (approximately 116 sq. miles), conducting a 2D seismic survey of 100 kilometers (approximately 62 miles) and drilling of at least two exploration wells. This activity will take place on the south portion of the Prospect and meets the near-term work requirements under the License. Subject to the availability of funds plus proper equipment and personnel or a farm-out arrangement, management feels that US$19 million or more can be productively invested under the license as defined in the Year 2 and Year 3 work commitments.

We are seeking a joint venture partner who or which might act as the operator to conduct seismic work and drill our wells. Our ability to accomplish this seemingly has been impaired by the recent dramatic decline in oil prices. If we are unsuccessful in procuring such a partner, we will engage the services of a qualified seismic company to acquire additional 3D seismic data and (once we have identified proposed drilling sites) a third party contractor for drilling operations. Management foresees no problem in procuring the services of one or more qualified operators and drillers in connection with the initial phase of our plan of operation. In all cases, the operator will be responsible for all regulatory compliance regarding the well, including any necessary permitting for the well. In addition to regulatory compliance, the operator will be responsible for hiring the drilling contractor, geologist and petroleum engineer to make final decisions relative to the zones to be targeted, well design, and bore-hole drilling and logging. Should the well be successful, the operator would thereafter be responsible for completing the well, installing production facilities and interconnecting with gathering or transmission pipelines if economically appropriate. We expect to pay third party operators (i.e. not joint venture partner with us) commercially prevailing rates.

The operator will be responsible for the well(s) once production has commenced. Additionally, the operator will formulate and deliver to all interest owners an operating agreement establishing each participant's rights and obligations in that particular well based on the location of the well and the ownership. The operator will also be responsible for paying bills related to the well, billing working interest owners for their proportionate expenses in drilling and completing the well, and selling the production from the well. Unless each interest owner sells its production separately, the operator will collect sale proceeds from oil and gas purchasers, and, once a division order has been established and confirmed by the interest owners, the operator will issue the checks to each interest owner in accordance with its appropriate interest. The operator will not perform these functions when each interest owner sells its production separately, in which case the interest owners will undertake these activities separately. After production commences on a well, the operator also will be responsible for maintaining the well and the wellhead site during the entire term of the production or until such time as the operator has been replaced.

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

Results of Operations

Our results of operation for the three- and nine-months month periods ended November 30, 2014 and 2013 are summarized in the table below:

	Three months Ended November 30, 2014	Three months Ended November 30, 2013	Nine months Ended November 30, 2014	Nine months Ended November 30, 2013

Revenue	$0	$0	$0	$0
Operating Expenses	$50,254	$81,644	$353,063	$348,008
Other (income)/expenses	$2,577	$4,070	$10,428	$12,623
Net Loss	$(52,831)	$(85,714)	$(363,491)	$(396,631)

Our operating expenses for the three and nine-month periods ended November 30, 2014 and 2013 are outlined in the table below:

	Three months Ended November 30, 2014	Three months Ended November 30, 2013	Nine months Ended November 30, 2014	Nine months Ended November 30, 2013

General and Administrative	$9,792	$18,116	$56,880	$64,222
Exploration Costs	$14,550	$11,100	$23,645	$86,214
Professional Fees	$20,672	$25,537	$231,591	$130,957
Rent	$3,744	$3,291	$10,085	$8,926
Travel	$1,496	$23,600	$30,862	$93,689
Total Operating Expenses	$50,254	$81,644	$353,063	$384,008

Results of Operations for the Three-Month Periods Ended November 30, 2014 and 2013

Revenues. We did not earn any revenues for either the quarter ended November 30, 2014 or quarter ended November 30, 2013. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter the commercial production.

Expenses. Total expenses incurred during the quarter ended November 30, 2014 were approximately $31,000 less than those incurred during the quarter ended November 30, 2013. This decrease reflects decreases in general and administrative, travel and professional fees offset by much smaller increases in exploration costs and rent. The bulk of our activities during the quarter ended November 30, 2014 were aimed at raising capital and involved primarily local meetings, Internet-based video meetings and electronic data exchange.

The reported increase of about $3,500 in exploration costs during the quarter ended November 30, 2014 compared to the similar period in 2013 reflects both timing differences in consultant billings and the work done to complete a preliminary report regarding the unconventional (shale) resource potential. Data related to this study have been submitted to a major oil field service company for further scientific evaluation.

Professional fees for the quarter ended November 30, 2014 declined approximately $4,900 compared to the quarter ended November 30, 2013 primarily due to lower costs for audit, tax and financial reporting services.

Travel expenses decreased dramatically during the quarter ended November 30, 2014 compared to the quarter ended November 30, 2013. This reflect the focus of financing efforts in close proximity to the Company’s office in Houston, TX.

General and administrative expenses were lower by about $8,300 during the quarter ended November 30, 2014 compared to the same period in the last fical year. The timing and level of certain costs associated with securities regulatory compliance and reporting were a prominent part of this difference.

Net loss. Our net loss for the quarter ended November 30, 2014 decreased by approximately $31,400, as compared to the quarter ended November 30, 2013. While various operating cost components moved up or down, as discussed above, the net decline in the loss is mostly attributed to lower general and administrative expenses and travel expenses during the period ended November 30, 2014. On a per share basis, our losses for both the three-month periods ended November 30, 2014 and November 30, 2013 were less than $0.01.

Results of Operations for the Nine-Month Periods Ended November 30, 2014 and 2013

Revenues. We did not earn any revenues for either the nine months ended November 30, 2014 or nine months ended November 30, 2013. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter into commercial production.

Expenses. The total expenses incurred during the nine months ended November 30, 2014 were approximately $31,000 less than those incurred during the nine months ended November 30, 2013. This decrease reflects the net of increased professional fees offset by reductions in exploration costs and travel expenses. The bulk of our activities during the nine months ended November 30, 2014 were aimed raising capital efforts conducted from Houston, Texas . If we had not made the extraordinary non-cash professional fee payment with common stock described below, total expenses would have been 35% less in the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013.

The largest component of our expenses was professional fees during both of the periods shown above. For the nine months ended November 30, 2014, investment banking and financial advisory fees (third party fund raising assistance) were substantially higher than the comparable nine month period ended November, 2013. Additionally, we made a one-time non-cash payment of common stock to a former advisor for the early release of certain potential funding sources from their post-termination non-circumvent status. Such non-circumvention arrangements are customary and in management’s judgment the probabilities of success with the parties released under the agreement were enhanced absent the advisor’s potential compensation claim. This increase was partially offset by lower legal billings. The net result was an increase of approximately $101,000 in professional fees during the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013.

Our exploration costs during the nine months ended November 30, 2014 declined by about 72% compared to those costs incurred during the comparable nine month period ended November, 2013. Because the License work program is currently suspended, there was very little technical work required during the most recent nine-month period compared to the nine months ended November, 2013.

Travel expenses during the nine months ended November 30, 2014 were nearly $63,000 lower than for the nine months ended November 30, 2013. This savings reflects an increased basing of fund raising work in Houston, Texas and increased usage of Internet-enabled video meetings and technical discussions. The principal exception was a visit to Australia for face-to-face meetings with both investment bankers and potential farm-in partner.

Rent and general and administrative expenses were essentially unchanged in the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013.

Net loss. Our net loss for the nine months ended November 30, 2014 was comparable to the nine months ended November 30, 2013. This result was driven by higher non-cash professional fee payment to a financial advisor, partially offset by lower exploration and general corporate expenses. If we had not made the extraordinary non-cash professional fee payment with common stock described above, the net loss for the nine months ended November 30, 2014 would have been approximately 35% less than for the nine months ended November 30, 2013

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Requirements

Financing History and Immediate, Short-Term Capital Needs

Since the change in our corporate direction in January 2012, we have financed our business primarily through private placements of common stock. Since January 2012 we conducted several rounds of financing in which we raised total "seed" capital in the amount of $2,403,750 resulting in the issuance of 18,707,500 shares of our common stock. As of November 30, 2014, we had drawn approximately $15,600 in funds against our bank credit card. From time to time, our officers and directors have advanced short-term funds. As of November 30, 2014 these advances totaled $211,700. In December 2014, this balance was reduced as one of the directors agreed to exchange $90,600 owed by us to him for 302,000 shares of our common stock. Our directors made additional advances totaling $18,000 in December 2014 and January 2015. As of January 15, 2015, we had outstanding loans totaling $139,100 from two directors and an entity controlled by one officer. These remaining loans are each evidenced by demand notes, which are non-interest bearing. Since we changed our business focus in January 2012, we entered into a related party loan transaction only two other times, and subsequently these loans were either paid off quickly or converted into shares of our common stock.

As of November 30, 2014, we had cash in the approximate amount of $5,400, and we had a working capital deficit of about $939,000. As of January 15, 2015, we had the US dollar equivalent of approximately $8,600 of cash on hand. The bulk of the current working capital deficit is associated with the consolidation promissory note in the original principal amount of $542,294 made payable to Liberty Petroleum Corporation (“Liberty”). As extended, this consolidation promissory note is due and payable on or before March 2, 2015, provided that if we make prepayments in the aggregate amount of $250,000 prior to the due date, then the due date for the remainder of the principal amount of and accrued interest on the note would be extended until April 21, 2015. Short term loans from related parties noted above were also a notable contributor to our working capital deficit.

Given the amount of cash on hand, we anticipate the need to raise an estimated $4.9 million of additional funds by April 2015 for operating expenses, retirement of the Liberty note and completion of the second year of our work commitment. We intend to try to do this by common stock private placements to individual and institutional investors. Our ability to accomplish this seemingly has been impaired by the recent dramatic decline in oil prices. We have no assurances that we will be successful in raising required additional funds. If we are unsuccessful in raising required additional funds in the immediate future, we will need (among other things) to seek a further extension of the Liberty note and our work commitment. While Liberty has accommodated us in the past in this regard, we have no assurance that it would accommodate us again. While Australian government officials have accommodated us on in the past regarding the extension of our work commitment, we have no assurance that they would accommodate us again. Our failure to raise required additional funds or obtain an extension of the Liberty note and our work commitment in the immediate future could have severely adverse consequences for us, including our inability to continue our business plan, which could result in a complete loss of stockholders' equity.

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

Management believes that under the current global oil market conditions that an application for the modification to suspend the license for an additional six months should be submitted for the South Australian Minister for Mineral Resources and Energy. Until we receive formal notice of the approval of an application for the modification to suspend the license for a further six months the current modification and extension relating to the License as approved for the Year 2 work commitment remains in effect. Moreover, we expect to need a substantial amount of funds to develop the Prospect. In addition to the preceding, we will require working capital to meet our general and administrative expenses. We have no assurance that we will be successful in raising development funds and working capital, obtaining approval of a further suspension of the License, or avoiding the materially adverse effects resulting from a failure to do so.

Between May 2015 and the end of April 2016, we estimate that at least US$16.0 million of additional capital will be required to continue operations and satisfy our obligations for the third year of our work commitment. This amount will be needed before we are able to commence production on the Prospect. Accordingly, this amount must be raised. Our ability to raise funds seemingly has been impaired by the recent dramatic decline in oil prices. Moreover, this amount would not allow us to develop the Prospect in any meaningful way.

Beyond the third License year, we have developed a work plan for the Prospect that is expected to include additional 3D seismic surveying and exploratory drilling. Assuming availability of funding, timely governmental approvals, and access to proper equipment and trained personnel, we feel that a total of about US$21.6 million of outside capital must be invested across the Prospect the final two work years of the initial 5 Year License term.

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

Major Financing Efforts and Other Sources of Capital

During October 2012, we engaged the services of a corporate finance firm based in London regulated by the British Financial Services Authority. This firm assisted us in connections with our efforts to complete a major capital raising transaction by introducing us to a number of potential investors and joint venture partners. In May 2013, this firm and we modified our agreements so that this firm is not expected to introduce us to a meaningful number of further potential investors or joint venture partners, and we no longer pay a monthly fee to it. However, we may have future discussions with potential investors and joint venture partners introduced to us by this firm, although these are expected to be few in number. If we consummate before November 2014 a transaction with any person introduced to us by this firm, we generally expect to pay to this firm the success fees to which we originally agreed. In May 2014, we reached an agreement that reduced somewhat the number of potential companies for which the firm can potentially earn success fees in exchange for which we issued the firm 248,800 shares of Common Stock.

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

Our capital strategy for most of the past year or so has been to try to engage in a single major capital raising transaction to provide sufficient funds to satisfy our capital needs for a number of years to come. While we are not completely abandoning this strategy, we are shifting our emphasis in an effort to try to engage in one or more smaller capital raising transactions to provide sufficient funds to satisfy our capital needs through April 2015. We are engaged in discussions regarding smaller financings at this time, but we have not reached an agreement in principle or a definitive agreement in this regard. Our ability to raise funds seemingly has been impaired by the recent dramatic decline in oil prices. We have no assurance that we will be successful in obtaining required funds.

In addition to smaller, equity placements for short-term needs and a major capital raising transaction for long-term needs, we expect to have available other possible sources of capital. For example, one source of funding under investigation is the sale of a portion of our interest in the Prospect to a joint venture partner for a cash payment and/or a work commitment. We have had preliminary discussions with several companies to become joint venture partners. To obtain the maximum combination of cash and work commitment in connection with the sale of an interest in the Prospect, we have conducted extensive geological and geophysical work, including the reprocessing existing 3D seismic data relating to a portion of the Prospect, and we may seek to add further value by completing a 3D seismic survey over other portions of the Prospect. Our ability to procure a joint venture partner seemingly has been impaired by the recent dramatic decline in oil prices. We have no assurance that we will secure a joint venture partner. A joint venture arrangement is likely to help with our immediate cash needs, and (if secured) would help with our longer-term cash needs.

In May 2014 we placed 137,500 Common Shares with accredited investors at a price of $0.40 per share. As a result, we raised $55,000 to meet our immediate cash needs. In September 2014 we placed an additional 100,000 Common Shares with accredited investors at a price of $0.40 per share, which was also used to meet our immediate cash needs. In December 2014 we exchanged 302,000 shares of our common stock for $90,600 of debt represented by Promissory Notes held by a officer and director of the company.

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

Consequences of a Financing Failure

The amount of cash on hand, the pending maturity of the Liberty note, the pending end of the second year of our work commitment, and the need to raise additional capital of at least US$4.8 million by the end of April 2015 to continue operations and satisfy our obligations for the second year of our work commitment have all heightened our need to raise a significant amount of additional capital in the immediate future or else obtain extensions of the maturity date of the Liberty note and the end of the second year of our work commitment. If the required financing is not available on acceptable terms, we could be prevented from satisfying our debt or work commitment obligations, or developing the Prospect. Our failure to pay timely the Liberty note could result in Liberty’s exercise of the rights of an unsecured creditor and possibly levy encumbrances on all or a large part of our assets. Our failure to honor our work commitment could result in our loss of the Prospect. Our failure to procure required financing on acceptable terms could prevent us from developing the Prospect. If any of the preceding events were to occur, we could be forced to cease our business plan altogether, which could result in a complete loss of stockholders' equity. If we do not obtain additional financing through an equity or debt offering, we may be constrained to attempt to sell some portion of the Prospect under unfavorable circumstances and at an undesirable price. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such sale would be adequate to fund our activities. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During October 2014, we effected a private placement of 100,000 of our shares of common stock (“Shares”) with one investor at a price of $0.40 per Share. The issuances of these Shares are claimed to be exempt pursuant to Section 4(2) of the Act and Rule 506 of Regulation D under the Act. No advertising or general solicitation was employed in offering these securities. The offering and sale was made only to accredited investors, and subsequent transfers were restricted in accordance with the requirements of the Act.

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

January 20, 2015

