Form 10-K
period 2015-02-28
Discovery Energy Corp.
filed 2015-06-15
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

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

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $16,948,060.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 139,906,167 as of June 11, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DISCOVERY ENERGY CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2015

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

We made significant strides in our business plan during our fiscal 2013, including the formal grant of the License after the satisfaction of a number of significant preconditions. During our fiscal 2014, we focused our efforts on completing a major capital raising transaction or procuring one or more major joint venture partners to further our business plan. We continued these efforts throughout our fiscal 2015.

Beginning in the second quarter of fiscal 2015 a significant decline in the price of oil has affected the oil and gas industry worldwide. This decline began in June 2014 when the price of Brent oil was above US$110 per barrel and continued to a low of US$49 per barrel in January of 2015. Since then prices have recovered somewhat with the recent Nymex Futures trading near US$66 per barrel. While the effect of this price drop has worldwide implications, we believe that it has not affected the oil and gas industry in Australia as adversely as it has in other parts of the world. However, current oil prices will make our ability to complete a capital raising transaction or procure a joint venture partner more difficult. Although we believe that we will continue to be challenged by low oil prices for the near future, we are not currently in a position to determine the full extent of that impact. As a result of the decline in oil prices we have and are making changes to our ongoing business strategy to best position ourselves for when the markets improve.

Although we are continuing efforts to complete a major capital raising transaction, we are shifting our emphasis away from a single capital raising transaction that would meet our financial needs for an extended period of time. Our new emphasis will be on obtaining sufficient funds for us to complete the second year of our work commitment and positioning ourself to exploit commercially the Prospect at the appropriate time in the future. This shift in strategy will minimize the dilution to shareholders and is partly due to depressed energy prices which presently do not justify efforts to produce hydrocarbons and that presently have made more difficult capital raising transactions under acceptable terms. Our strategy will be to position ourself to begin the development of the Prospect after energy prices have recovered sufficiently. Part of our posturing includes the following:

*	Efforts to procure purchase/off-take contracts for our hydrocarbons once we are in a production mode.

*	Efforts to procure one or more joint venture partners to undertake jointly 3D seismic surveys at reduced costs to all parties, which surveys will satisfy in part our License work commitment

*	Efforts to procure one or more joint venture partners that would drill wells on the Prospect, which wells will satisfy in part our License work commitment

*	Efforts to procure funds at a minimum level so that we are able to satisfy our financial obligations and at even greater levels so that we are able to pursue our business plan in the manner that we prefer

The results of our efforts are at various stages, although none of them has resulted in any binding definitive agreements at this time. While we are guardedly optimistic that these efforts will be successful, we have no assurance of this.

Our fiscal 2015 did have several positive developments. One such development was a beneficial modification of our five-year work commitment, which now takes into account new technologies and developments in the Cooper Basin. We also received an extension of the work commitment relating to the License for a second time. The details of these developments are discussed herein. The modification and extension of the work commitment early in our fiscal 2015 reduced our obligations under the work commitment. The changes to and two extensions of the work commitment are allowing us additional time to pursue capital raising transactions or procure a major joint venture partner, and perhaps benefit from a recovery in the price of oil. Moreover, one benefit of lower oil and gas prices is that the costs of third party service providers (such as seismic firms and contract drillers) have declined significantly as well, creating a more favorable business environment when we are able to take advantage of it.

Even though we have not completed a major capital raising under acceptable/attractive terms, we still have regular and ongoing payments and expenditures. These payments and expenditures and non-payment consequences (which could be materially adverse to our interests) are discussed in detail herein. So far we have been successful in satisfying or deferring the most important of these payments and expenditures, and we expect to continue to do so in the future. However, while we have been successful in this regard to date, we have no assurance that we will continue to be successful in this regard in the future.

In the remainder of this Report, Australian dollar amounts are prefaced by "AU$" while United States dollar amounts are prefaced simply by "$" or (when used in close proximity to Australian dollar amounts) by "US$." When United States dollar amounts are given as equivalents of Australian dollar amounts, such United States dollar amounts are approximations only and not exact figures. During the past year, that exchange rate has varied from a low of US$1.00/AU$1.057 to a high of US$1.00/AU$1.308.

Description of Prospect – Petroleum Exploration License (PEL) 512

Geology of the Cooper and Eromanga Basins

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

Cooper Basin Location Map

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

Historical Production of Hydrocarbons from the Cooper and Eromanga Basins

In South Australia where the Prospect is located, hydrocarbons were first produced in 1963 when the Gidgealpa 2 discovery well was completed. The prolific Moomba gas field was discovered in 1966. The first commercial oil was discovered in 1970 in the Tirrawarra oil field. To date this localized system has produced more than 103 oil fields and 165 gas fields.

A Basin wide assessment by the South Australia Government’s Department for Manufacturing, Innovation, Trade, Resources and Energy (“DMITRE”) estimates two trillion barrels of oil has been generated from Permian Source Rocks. Industry estimates suggest that 640 million barrels (stock tank oil initially in place) are still in place and that the estimated ultimate recovery (EUR) for the South Australia Cooper basin is approximately 200 million barrels. Through May of 2015, exploration and development drilling in the South Australia portion of the Copper/Eromanga Basins has consisted of more than 3,040 exploration, appraisal and development wells. (Source: PEPS database – May 2015)

Cumulative production in the Basins is estimated at 7.0 trillion cubic feet of natural gas since 1970, more than 180 million barrels (“mmbo”) of crude oil, condensate production over 85 million barrels of oil equivalent (“mmboe”) since 1983 and LPG production of 82 million barrels of mmboe since 1984. (Source: DMITRE - May 2015) While natural gas production and associated liquids at the giant Moomba gas field have been in decline, crude oil production has seen a resurgence largely due to the award of new exploration licenses under the South Australia Government bid process, greater drilling activity fueled by higher oil prices, and the use of new 3D seismic data, which has resulted in higher exploration and development drilling success rates.

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

The Prospect

The Prospect comprises 584,651 gross acres overlaying portions of the Cooper and Eromanga basins. The Prospect is located in what is generally referred to as the Western Oil Flank of the Cooper Basin and is directly adjacent to permits operated by Beach Energy in joint venture with Cooper Energy on PEL 92 and Drillsearch Energy on PEL 91.

The PEL 512 Lycium area (Area A, ~4,000 Acres) is the smallest portion of the Prospect, the PEL 512 South area (Area B, ~181,000 acres) is the next largest portion of the Prospect, and the PEL 512 West area (Area C, ~400,000 acres) is the largest portion of the Prospect. The Permit and Recent Drilling Activity Map set forth below indicates the three areas of the Prospect in black outline and labelled A, B, and C. The Permit and Recent Drilling Activity Map below also indicates the locations of nearby producing oil and gas fields, and new oil discoveries since 2011. (Source: PEPS database – May 2015)

Permit and Recent Drilling Activity Map

During the late 1980s and again during 2005 and 2006, various operators drilled 10 wells in the extreme southeast corner of Area B. Reports filed with the South Australian government indicate that some of these wells exhibited "oil shows" but none were completed as commercial producers. Previous operators also conducted extensive seismic surveying on the licensed area and produced 5,153 km of 2D and 141 sq. km of 3D seismic data, which we acquired with the License.

The use of 3D seismic interpretation and control combined with a greater understanding of the geology and producing formations has been a critical factor in the increase of recent exploration drilling success rates.

The Prospect features ready access to markets via existing infrastructure including short haul trucking and expanding pipeline capacity, which includes a recently commissioned 18,000 barrels per day main Trunk Line running from the Moomba Processing Facility to the Lycium Hub, just offset the Prospect’s border.

During 2012 and 2013 we assembled a significant technical database consisting of geological, geophysical and engineering data, well logs, completion reports, drilling reports, research reports, production data, raw and processed 2D/3D seismic data, maps and other related materials. Our initial technical focus was on evaluating the potential of the Prospect’s Area B. We subsequently engaged Apex Engineering based in Calgary, Alberta on March 21, 2012 to complete an NI 51-101 compliant report, which resulted in the identification of over 110 seismic generated leads over approximately 30% of the approximately 585,000 acre block. This was complimented by the reinterpretation of 5,153 km of 2D seismic and the reprocessing and reinterpretation of 141 sq. km of 3D seismic over the Lake Hope area in the eastern portion of the Prospect’s Area B by Hardin International Processing, Inc. and Bell & Murphy and Associates, LLC, both located in Dallas, Texas.

Permit and Seismic Activity Map

The ongoing technical assessment has also defined several drill-ready prospects in the Lake Hope 3D area of Area B. Subject to the availability of funds, we plan to conduct a minimum 100 sq. km 3D seismic program during 2015 work program in the western portion of Area B, which is directly on trend and in close proximity with the historic production and recent discoveries on Beach Energy’s operated PEL 92 to the North.

The South Australia Government approved an Associated Activities Licence (AAL) in early 2013 to construct a 30 km rig access road thru the western corner of Area B and into the adjoining PEL 112. This block is operated by Terra Nova, which completed the Mulka 3D seismic survey in September 2012 and subsequently drilled the Wolverine #1 well in May/June 2013. The road provides us direct access to the area proposed and reduces costs for the planned 3D seismic program.

Recent Exploration of and Production from the Cooper and Eromanga Basins

From January 2002 thru April 2014, new Cooper Basin explorers drilled 300 exploration wells (247 encountered hydrocarbons with 114 wells completed), 133 appraisal wells (101 wells completed and [pending connection to a gathering facility or transmission pipeline] 10 suspended as of the end of April 2014, all of which are believed to have been subsequently completed) and 401 development wells (388 wells completed). Most wells have targeted oil, although both oil and gas have been discovered. These new explorers have reported an overall commercial success rate of 38% on exploration, 76% on appraisal and 97% on development wells. (Source: DMITRE – May 2015)

In 2014, a record 122 petroleum wells were drilled in onshore licences of which 119 of the wells were drilled in the Cooper-Eromanga Basin. This was comprised of 24 conventional petroleum exploration wells, 6 dedicated unconventional gas exploration and appraisal wells, 20 appraisal wells and 69 development wells. (Source: Petroleum News Review – April 2015)

In the licensed areas immediately adjacent to the Prospect the operator reported as of March 31, 2015 gross production of 1.2 mmbo and daily oil production of approximately 4,255 barrels of oil per day (“bopd”) from PEL 92 and gross production of 3.0 mmbo and 10,925 bopd from PEL 91 with further wells being tied into the production lines. (Source: Beach Energy Presentation - May 6, 2015)

During the quarter ended March 31, 2015, the operator for PEL 92 reported oil production decreased 13% to 347,000 bbls (gross) due to natural field decline. The Perlubie-3 oil appraisal well, located in PPL 247, targeted the Namur Sandstone and was drilled to appraise the northern area of the currently producing Perlubie Field. The well encountered approximately 1.1 meters of net pay in the Namur sandstone, but was plugged and abandoned due to the result being sub-commercial. The operator has reported plans to drill two to three development wells and two exploration wells in the first half of 2015. (Source: Beach Energy Quarterly report - May 31, 2015)

During the quarter ended March 31, 2015, the operator for PEL 91 reported oil production decreased 13% to 610,000 bbls (gross) due to natural field decline and weather related delays to the commissioning of the Bauer facility upgrade. Initial contribution from the first Bauer pad well occurred late in the quarter. For the first two weeks of April 2015, PEL 91 production averaged 11,850 bopd (gross), benefitting from the first Bauer pad well coming online 25 March 2015 (Bauer-19), which is sustaining an oil cut above initial estimates. The remaining pad wells (Bauer-16, -17 and -18) will be progressively brought online to maintain production at current levels. (Source: Beach Energy Quarterly report - May 31, 2015)

The second four-well pad drilling campaign was completed in the Bauer Field, targeting the highly productive Namur Sandstone reservoir and overlaying McKinlay Member. The Bauer-20 to -23 pad wells were drilled approximately 10 meters apart at surface, with directional drilling commencing from depths of approximately 700 meters to reach target zones. Proximity of wells alleviated the need for rig demobilisation, allowing all wells to be drilled, cased and suspended in a total of 36 days. Results from the program were in line with Beach’s pre-drill expectations, with Bauer-23 producing an upside result after intersecting a 6.8 meter Namur Sandstone oil column. Combined with results from the first pad drilling campaign (Bauer-16 to -19), the fiscal year 2015 Bauer Field development campaign is expected to add proved and probable reserves, and support current production levels.

The Stanleys-1 oil exploration well in PRL 171 is located approximately 3.9 kilometers north-east of the Balgowan-1 oil discovery and 3.5 kilometers south-west of the Spitfire Field. The well targeted the Namur Sandstone, with the McKinlay Member, mid-Namur Sandstone and Birkhead Formation as secondary targets. Strong oil shows were encountered through the Birkhead Formation and wireline logs indicated a seven meter gross reservoir interval corresponding to the strong oil shows. A drill stem test over an interval from 1,713 meters to 1,724 meters (measured depth) recovered 23 barrels of oil over 117 minutes at a calculated rate of 280 barrels of oil per day. The well was cased and suspended as a future oil producer. (Source: Beach Energy Quarterly Report – March 31, 2015)

Terms of the License

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

The License requires that, prior to commencing any fieldwork, the Subsidiary post a minimum security deposit of AU$50,000 (approximately US$38,100). Moreover, the License requires the Subsidiary to maintain insurance of the types and amounts of coverage that management believes are reasonable and customary, and are the industry standard throughout Australia.

The License requires the Subsidiary to pay certain fees and production payments to the native titleholders in accordance with the native title agreement and a similar agreement discussed immediately below. The License contains provisions regarding environmental matters and liabilities that management also believes are reasonable and customary, and are the industry standard throughout Australia.

In addition to the preceding, the person who in effect transferred and sold the License to us was allowed to retain a 7.0% royalty interest relating to the Prospect.

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

In consideration of the Native Title Holders' entering into the Native Title Agreement, the Subsidiary remitted to them a one-time payment in the amount of AUS$75,000 (or US$80,377 based on the exchange rate charged to us in late November 2012 when the payment was made). Moreover, throughout the term of the License, the Subsidiary is obligated to pay to the State of South Australia for the benefit of the Native Title Holders production payments in amounts equal to 1% of the value at the wellhead of petroleum produced and sold from the lands covered by the License. Furthermore, for facilitating the administration of this Native Title Agreement, the Subsidiary will pay in advance to the Association an annual fee comprising 12% of a maximum administration fee (the "Maximum Administration Fee"), which is AUS$150,000 (or approximately US$115,200 based on exchanges rates in effect on June 8, 2015) (subject to adjustment for inflation). This 12% payment will be made for each year of the first five-year term of the License. After the first five-year term of the License, the payment will be four percent 4% of the Maximum Administration Fee for each year of the second and third five-year terms of the License.

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

Proposed Initial Activities

We are in the initial phase of our plan of operation. To date we have not commenced any drilling or other exploration activities on the Prospect, and thus we do not have any estimates of oil and gas reserves. Consequently we have not reported any reserve estimates to any governmental authority. We cannot assure anyone that we will find commercially producible amounts of oil and gas. Moreover, at the present time, we cannot finance the initial phase of our plan of operation solely through our own current resources. Therefore, we have undertaken certain financing activities described in "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below. The success of the initial phase of our plan of operation depends upon our ability to obtain additional capital to acquire seismic data with respect to the Prospect, and to drill exploratory and developmental wells. We cannot assure anyone that we will obtain the necessary capital.

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

In February 2015 we received from the South Australian Minister for Mineral Resources and Energy notice of the approval of our application a second six-month extension of the work commitment relating to the License. In May 2014, we received from this agency notice of the approval of our application for the modification and an initial six-month extension of the work commitment relating to the License.

Until this modification and extension, our remaining work commitment involved the following:

*	Year 2 ending about October 26, 2014 - Conduct a new 2D seismic survey totaling at least 250 kilometers.
*	Year 3 ending about October 26, 2015 - Acquire new 3D seismic data totaling at least 400 square kilometers and drill two wells
*	Year 4 ending about October 26, 2016 - Drill five wells
*	Year 5 ending about October 26, 2017 - Drill five wells

As modified and extended twice, our remaining work commitment involves the following:

*	Year 2 ending about October 25, 2015 - Conduct a new 3D seismic survey totaling at least 100 square kilometers.
*	Year 3 ending about October 25, 2016 - Acquire new 2D seismic data totaling at least 100 kilometers, acquire 3D seismic data totaling at least 200 square kilometers and drill two wells
*	Year 4 ending about October 25, 2017 - Acquire new 3D seismic data totaling at least 200 square kilometers and drill two wells
*	Year 5 ending about October 25, 2018 - Drill three wells

While we have been assured by the South Australian that, if field work has been initiated, time will be allowed to complete the seismic survey, we expect to try to extend the second year of our remaining work again for an additional amount of time of at least six additional months. Although our remaining work commitment has been reduced and extended, we have no assurance that we will be able to extend the work commitment again or to fulfill it timely, as we need to complete capital raising transactions, or procure a joint venture partner, or both, to do so.

The prices of the equipment and services that we must employ to fulfill the work commitment vary based on both local and international demand for such products by others involved in exploration for and production of oil and gas. The prevailing prices of the equipment and services can be subject to significant fluctuations. Until the significant decline in the price of oil that started in June 2014, high worldwide energy prices had resulted in growing demand for equipment and services, which led to higher prices being charged by suppliers and service providers. As a result of the significant decline in the price of oil, supplier and service provider prices have also declined significantly. We would like to take advantage of these lower costs. However, we have no assurance that we will be able to raise sufficient funds in a timely manner to take advantage of this opportunity.

Based on our research and technical analysis to date, we believe that the License work plan can be justified. Hence, the initial phase of our plan of operation involves (among other things) conducting a 3D seismic surveys totaling 300 square kilometers (approximately 115 sq. miles), conducting a 2D seismic survey of 100 kilometers (approximately 62 miles) and drilling of at least two exploration wells. This activity will take place on the Prospect’s Area B and meets the near-term work requirements under the License. Subject to the availability of funds plus proper equipment and personnel or a farm-out arrangement, management feels that US$15.5 million or more can be productively invested within the first three years.

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

Markets and Marketing

The petroleum industry has been characterized historically by crude oil and natural gas commodity prices that fluctuate (sometimes dramatically), and supplier costs can rise significantly during industry booms. For example, crude oil and natural gas prices increased to historical highs in 2008 and then declined significantly over the last two quarters of 2008. After this period, prices generally improved steadily with occasional reversals, without returning to historical highs, although they had generally been higher than pre-2007 levels. A several price decline started in June 2014 when the price of Brent oil was above $110 per barrel and has continued to date to remain at depressed level, with a recent public Brent quotes near $65 per barrel. Crude oil and gas prices and markets are likely to remain volatile in the future. Crude oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand for oil and gas, market uncertainty, and a variety of additional factors beyond our control. Those factors include:

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

Sales prices for oil and gas production are negotiated based on factors normally considered in the industry, such as the reported trading prices for oil and gas on local or international commodity exchanges, distance from the well to the pipeline, well pressure, estimated reserves, commodity quality and prevailing supply conditions. Historically, crude oil and natural gas market prices have experienced high volatility, which is a result of ever changing perceptions throughout the industry centered on supply and demand. We cannot predict the occurrence of events that may affect oil and gas prices or the degree to which such prices will be affected. However, the oil or gas prices realized by us should be equivalent to current market prices in the geographic region of the Prospect. Typically, oil prices in Australia reflect or are “benchmarked” against European commodity market trading settlement prices, namely Brent Crude. Recent price levels in this market have been at a premium to those settled in the United States, or (in other words) those “benchmarked” against West Texas Intermediate Crude. During certain periods, the differential has been substantial, although during the past few years the differential has been relatively modest. For the quarter ending March 31, 2015, Beach Energy, a Cooper Basin producer reported a average realised Brent oil price of AU$71 per barrel and for the previous quarter an annual average Brent oil price of AU$87 per barrel (US$115.21/bbl) representing an 18% reduction from the prior quarter. As of May 31, 2015 WTI Crude Oil was priced at US$60.30 per barrel and Brent Crude Oil was priced at US$65.56 per barrel. We cannot predict the future level of the price differential between WTI Crude Oil and Brent Crude Oil or be assured that such differential will reflect a favorable premium for us in the future. (Sources: Beach Energy Quarterly Report – March 31, 2015, Commodity prices - www.oil-price.net)

We will strive to obtain the best price in the area of our production. Our revenues, profitability and future growth will depend substantially on prevailing prices for crude oil and natural gas. Decreases in the prices of oil and gas would likely adversely affect the carrying value of any proved reserves we are successful in establishing and our prospects, revenues, profitability and cash flow.

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

In connection with the acquisition of the Prospect from Liberty Petroleum Corporation (“Liberty”), we incurred deferred payments to Liberty in the form of two promissory notes in the original principal amounts of US$500,000 (originally due on or before April 26, 2013) and US$150,000 (originally due on or before July 26, 2013). These promissory notes have undergone a number of amendments and were on September 26, 2013 combined into a single consolidation promissory note in the original principal amount of $542,294, as some of the principal had been reduced and some interest had accrued. As extended, this consolidation promissory note is due and payable on or before September 2, 2015, provided that if we make prepayments in the aggregate amount of $250,000 prior to the due date, then the due date for the remainder of the principal amount of and accrued interest on the note would be extended until November 2, 2015. This promissory note will become due before we are able to commence production on the Prospect. Moreover, because of the acquisition of the Prospect, we have a work commitment with respect to the Prospect requiring us to expend stipulated amounts. In management’s view, the geotechnical work completed to date meets the first year work commitment under the License. However, we will need additional funds to satisfy the work commitment in second and future years. Moreover, we will need working capital and further funds to explore and develop the Prospect in the manner that we prefer. Furthermore, we need additional capital to explore and develop the Prospect in a meaningful manner.

We are currently engage in active efforts to complete (a) a capital raising transaction sufficient for us to complete the second year of our work commitment and provide additional funds if possible, or (b) the sale of a portion of our interest in the Prospect to a joint venture partner for a cash payment and/or a work commitment, or (c) some combination of (a) and (b). In the past, we have used the services of firms that specialize in capital procurement, but we are pursuing our own capital raising initiatives. We have no assurance that we will be successful in completing a transaction that will provide us with required funds. Our failure to pay timely the Liberty note could result in Liberty’s exercise of the rights of an unsecured creditor and possibly levy encumbrances on all or a large part of our assets. Our failure to honor our work commitment could result in our loss of the Prospect. Our failure to procure required financing on acceptable terms could prevent us from developing the Prospect. If any of the preceding events were to occur, we could be forced to cease our new business plan altogether, which could result in a complete loss to our stockholders. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities. Any debt financing undertaken to procure funds may involve restrictions limiting our operating flexibility. Moreover, if we obtain funds through the issuance of equity securities, the following results will or may occur:

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

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended February 28, 2015 regarding our ability to continue as a going concern. Key to this determination is our lack of any historical revenues and its accumulated loss of $2,259,311 since inception. Management plans to try to fund our company primarily through the raising of capital through the sale of our equity securities, a farm in transaction or the sale of ownership in our Australia subsidiary, although there can be no assurance of success in this regard. There can be no assurance that we will be successful in achieving this objective, becoming profitable, or continuing our business without either a temporary interruption or a permanent cessation.

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

OUR MANAGEMENT OWNS A LARGE PERCENTAGE OF OUR OUTSTANDING STOCK, AND CUMULATIVE VOTING IS NOT AVAILABLE TO STOCKHOLDERS.

Our current senior management owns approximately 71.35% of our outstanding common stock as of the date of this Report. Cumulative voting in the election of directors is not authorized in our First Amended and Restated Articles of Incorporation. Accordingly, it is not permitted as a matter of law. As a result, the holder or holders of a majority of our outstanding shares of common stock may elect all of our directors. Management's large percentage ownership of our outstanding common stock will enable them to maintain their positions as such and thus their control of our business and affairs.

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

INCREASES IN THE SALES VOLUME OF OUR SHARES COULD ADVERSELY AFFECT US.

We have a very thinly traded market for our shares. Future sales of a large number of our shares may have a depressive effect on the price of our common stock, and might also adversely affect our ability to raise additional equity capital

THE TRADING PRICE OF OUR COMMON STOCK MAY ENTAIL ADDITIONAL REGULATORY REQUIREMENTS, WHICH MAY NEGATIVELY AFFECT SUCH TRADING PRICE.

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

	Common Stock
2014	High	Low
First Quarter	$.58	$.20
Second Quarter	$.40	$.40
Third Quarter	$.40	$.40
Fourth Quarter	$.51	$.40

	Common Stock
2015	High	Low
First Quarter	$.60	$.40
Second Quarter	$.44	$.40
Third Quarter	$.44	$.44
Fourth Quarter	$.40	$.25

Outstanding Shares and Record Holders. As of June 5, 2015, we had 88 common shareholders of record and 139,906,167 common shares outstanding.

Dividends. We have not paid any cash dividends on our common stock, and we do not intend to pay any dividends for the foreseeable future.

Recent Private Placements.

On September 25, 2014, the board of directors approved a private placement of up to 1,500,000 shares of our common stock (“Common Shares”) at a price of $0.40 per share. Per this placement, the Company received funds totaling $40,000 from one investor pursuant and subsequently issued 100,000 shares of common stock. The issuance of these Common Shares is claimed to be exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Rule 506 of Regulation D under the Act. No advertising or general solicitation was employed in offering these Common Shares. The offering and sale was made to a single accredited investor, and subsequent transfers were restricted in accordance with the requirements of the Act.

On December 29, 2014 the Company issued 302,000 Common Shares at a deemed fair market value of $.30 per share to William Begley, in exchange for the cancellation of all Promissory Notes owed to him having an aggregate principal amount of $90,600. The issuance of these Common Shares is claimed to be exempt pursuant to Section 4(2) of the Act and Rule 506 of Regulation D under the Act. No advertising or general solicitation was employed in offering these Common Shares. The offering and sale was made to a single accredited investor, and subsequent transfers were restricted in accordance with the requirements of the Act.

On March 10, 2015, the board of directors approved a private placement of up to 1,333,334 Common Shares at a price of $0.30 per share. As of the date of this Report, the Company had received funds totaling $200,000 from one investor pursuant to this offering and subsequently issued 666,667 Common Shares. The issuance of these Common Shares is claimed to be exempt pursuant to Section 4(2) of the the Act and Rule 506 of Regulation D under the Act. No advertising or general solicitation was employed in offering these Common Shares. The offering and sale was made to a single accredited investor, and subsequent transfers were restricted in accordance with the requirements of the Act.

None of the securities the issuances of which are described immediately above were registered under the Act, and none may not be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements.

Equity Compensation Plans. We have one equity compensation plan for our directors, officer, employees and consultants pursuant to which options, rights or shares may be granted or issued. This plan is named the “Discovery Energy Corp. 2012 Equity Incentive Plan” (the “Plan”). Information on the material terms of the Plan is given below. The following table provides information as of February 28, 2015 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

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

Previous Awards. We have awarded 302,700 shares of our common stock in outright grants pursuant to the Plan as of February 28, 2015.

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

After having made significant strides in our business plan during our fiscal 2013 (including the formal grant of the License after the satisfaction of a number of significant preconditions), during our fiscal 2014 and fiscal 2015 we focused our efforts to complete a major capital raising transaction or procure a major joint venture partner to further our business plan. The achievement of either of these goals (or some combination of the two) would likely enable us to start the development of the Prospect in a meaningful way. We were not able to achieve either of these goals during our fiscal 2014 and fiscal 2015, although we are continuing concerted efforts to do so. We are shifting our capital raising emphasis away from a transaction that would allow us to start the development of the Prospect to one that would seek sufficient for funds for us to complete the second year of our work commitment and provide additional funds if possible. This shift is partly due to depressed energy prices that do not justify efforts to produce hydrocarbons in the immediate future. Our strategy will be to posture ourself to be ready to start the development of the Prospect after energy prices have recovered sufficiently.

Our inability to achieve either of our goals of completing a major capital raising transaction or procuring a major joint venture partner (together with the recent dramatic decline in oil prices) have placed significant pressure on us, as we have certain pressing payments and expenditures with respect to which we will suffer material adverse effects if we fail to make. These payments, expenditures and consequences are discussed in detail herein. We have no assurance that we will be successful in completing a sufficient capital raising transaction, procuring a major joint venture partner, or avoiding the materially adverse effects resulting from a failure to do so. To mitigate some of the above risk, management applied for and received approval from the South Australia Government (DMITRE) to reduce the work program (12 wells down to 7 wells) and temporarily suspended the licence to allow additional time to complete the reduced year-2 seismic work program.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations as of February 28, 2015 are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material. The footnotes to our financial statements contain critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements. These policies should be reviewed to understand our financial condition and results of operations.

Results of Operations

Financial results for the year ended February 28, 2015 generally reflect lower levels of exploration activities, professional fund raising assistance and international travel compared to the year ended February 28, 2014.

Comparison of Year Ended February 28, 2015 to Year Ended February 28, 2014

Our results of operation for the fiscal years ended February 28, 2015 and February 28, 2014 are summarized in the table below:

	Fiscal Year Ended February 28	Fiscal Year Ended February 28
	2015	2014

Revenue	$-	$-
Operating Expenses	$410,929	$453,861
Other (income)/expenses	$46,254	$15,094
Net Loss	$457,183	$468,955

Our operating expenses for the fiscal years ended February 28, 2015 and February 28, 2014 are outlined in the table below:

	Fiscal Year Ended February 28	Fiscal Year Ended February 28
	2015	2014

General and Administrative	$75,021	$109,819
Exploration Costs	$34,345	$91,589
Professional Fees	$259,107	$148,937
Travel	$31,533	$93,815
Rent	$10,923	$9,701
Total	$410,929	$453,861

Revenues. We did not earn any revenues for either the fiscal year ended February 28, 2015 or the fiscal year ended February 28, 2014. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter the commercial production.

Expenses. The total expenses incurred during fiscal 2015 were approximately 10% lower than those recorded in fiscal 2014 and reflect the reduced level of activity begun last year. This decrease reflects marked reductions in exploration costs and travel expenses, which were offset for the most part by a large increase in professional fees. As discussed below, the vast majority of this increase was associated with a single non-cash payment associated with our fund raising efforts.

Professional fees were the largest components of our expenses in both fiscal 2015 and fiscal 2014. The large increase in these costs during the 12 months ended February 28, 2015 resulted mainly from a non-cash payment of nearly $100,000 to a former investment-banking advisor. We made this common stock payment for the early release of certain potential funding sources from their post-termination non-circumvent status.

General and administrative expenses for the 12 months ended February 28, 2015 were nearly 32% lower than those incurred during the 12 months February 28, 2014. This decrease was primarily related to reduced expenditures for information technology equipment, computer software, Internet support services and prospect promotional materials.

Exploration Costs this fiscal year were $34,345, which was about $57,000 less than last year. While a 3D seismic survey was designed and presented to several contractors, a bid was not let nor was any fieldwork performed. With very limited new geologic data to process and analyze, work in this area was limited during the 12 months ended February 28, 2015 compared to the similar period ended February 28, 2014.

Travel expenses dramatically declined during the year ended February 28, 2015 compared to the year ended February 28, 2014. This reflects the refocusing of financing efforts to close proximity to our office in Houston, TX.

Other (income)/expenses. The marked increase in other expenses in fiscal 2015 compared to fiscal 2014 was the non-cash cost associated with the exchange of common shares for certain related party debt. Absent this $30,200 charge, net other expenses for the 12 months ended February 28, 2015 would have been less than $1,000 greater than the net other expenses for the 12 months ended February 28, 2014.

Net loss. Our net loss of $457,183 (or $0.00 per-share) for the 12 months ended February 28, 2015 was about 3% less compared to our net loss during our last fiscal year ended February 28, 2014 of $468,955 (or $0.00 per-share). It is worth noting that approximately $130,000 of the losses incurred in the most recent period were non-cash in nature. Thus the amount of cash used in support of our business during fiscal 2015 was notably less than the amount of cash spent in fiscal 2014.

Liquidity and Capital Resources

Financing History and Immediate, Short-Term Capital Needs

Since the change in our corporate direction in January 2012, we have financed our business primarily through private placements of common stock. Since January 2012 we conducted several rounds of financing in which we raised total "seed" capital in the amount of $2,603,750 resulting in the issuance of 19,374,167 shares of our common stock. These figures include the results-to-date of the current private placement discussed below. As of February 28, 2015, we had drawn $10,650 in funds against our bank credit card. From time to time, short term funds have been advanced by our officers and directors. As of June 3, 2015, we had outstanding loans totaling $97,600 from two directors and an entity controlled by one officer. These loans are each evidenced by demand notes, which are non-interest bearing.

As of February 28, 2015, we had cash in the amount of $859, and we had a working capital deficit of about $914,000. As of June 8, 2015, we had the US dollar equivalent of approximately $8,700 of cash on hand. The bulk of the current working capital deficit is associated with the consolidation promissory note in the original principal amount of $542,294 made payable to Liberty Petroleum Corporation (“Liberty”). As extended, this consolidation promissory note is due and payable on or before September 2, 2015, provided that if we make prepayments in the aggregate amount of $250,000 prior to the due date, then the due date for the remainder of the principal amount of and accrued interest on the note would be extended until November 2, 2015.

Given the amount of cash on hand, we anticipate the need to raise an estimated $3.5 million of additional funds by end of October 2015 for operating expenses, retirement of the Liberty note and completion of the second year of our work commitment. We intend to try to do this by common stock private placements to individual and institutional investors. We have no assurances that we will be successful in raising required additional funds. If we are unsuccessful in raising required additional funds in the immediate future, we will need (among other things) to seek a further extension of the Liberty note and our work commitment under the License. While Liberty and the related governmental authorities have accommodated us in the past in this regard, we have no assurance that they would accommodate us again. Our failure to raise required additional funds and our subsequent failure to obtain an extension of the Liberty note and our work commitment under the License could have adverse consequences for us, including our inability to continue our business plan, which could result in a complete loss of stockholders' equity.

Long-Term Capital Needs

The five-year work commitment relating to the License imposes certain financial obligations on us. In management’s view, the geotechnical work completed in year-one was sufficient to satisfy the requirement for year-one, and we filed our report in this connection with the South Australian government. We have received no comments from the government relating to this report. However, we will need to obtain additional financing above that discussed above before we can fully implement our current plan of operation. This includes monies to meet the second year requirements of the work commitment. This second year will end on October 25, 2015, though we have been assured by the South Australian that, if field work has been initiated, time will be allowed to complete the seismic survey. Moreover, we expect to need a substantial amount of funds to develop the Prospect. In addition to the preceding, we will need working capital to satisfy our general and administrative expenses.

Between November 2015 and the end of October 2016, we estimate that at least $11.6 million of additional capital will be required to continue operations and satisfy our the obligations for the third year of our work commitment. This amount will be needed before we are able to commence production on the Prospect. Accordingly, this amount must be raised. Moreover, this amount would not allow us to develop the Prospect in any meaningful way.

Beyond the third License year, we have developed a work plan for the Prospect that is expected to include additional 3D seismic surveying and exploratory drilling. Assuming availability of funding, timely governmental approvals, and access to proper equipment and trained personnel, we feel that a total of about US$17.0 million of outside capital must be invested across the Prospect the final two years of the initial License term.

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

Major Financing Efforts and Other Sources of Capital

Starting in October 2012, we have entered into engagement agreements with several financial intermediaries to assist us in completing a major capital raising transaction. None of these engagements resulted in the completion of such a transaction, and we are not now bound by any such engagement agreement. We are now pursuing our own independent capital raising initiatives, and we have several prospects in this regard.

Our capital strategy for most of the past two years or so has been to try to engage in a single major capital raising transaction to provide sufficient funds to satisfy our capital needs for a number of years to come. While we are not completely abandoning this strategy, we are shifting our emphasis in an effort to try to engage in one or more smaller capital raising transactions to provide sufficient funds to satisfy our capital needs through October 2015. We are engaged in discussions regarding smaller financings at this time, but we have not reached an agreement in principle, much less a definitive agreement, in this regard. We have no assurance that we will be successful in obtaining required funds.

In addition to smaller, equity placements for short-term needs and a major capital raising transaction for long-term needs, we expect to pursue other possible sources of capital. For example, one source of funding being pursued is the sale of a portion of our interest in the Prospect to a joint venture partner for a cash payment and/or a work commitment. We have had preliminary discussions with several companies to become joint venture partners. To obtain the maximum combination of cash and work commitment in connection with the sale of an interest in the Prospect, we have conducted extensive geological and geophysical work, including the reprocessing of existing 3D seismic data relating to a portion of the Prospect, and we may seek to add further value by completing a 3D seismic survey over other portions of the Prospect. We have no assurance that we will secure a joint venture partner. A joint venture arrangement is unlikely to help with our immediate cash needs, but (if secured) one would help with our longer-term cash needs.

In March 2015 we initiated a private placement program offering of our Common Stock in order to raise funds to meet our immediate cash needs. We are seeking to place with accredited investors up to 1,333,334 Common Shares at a price of $0.30 per share. As of June 3, 2015, we had raised $200,000 and accordingly have issued 666,667 Common Shares.

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

Consequences of a Financing Failure

The amount of cash on hand, the pending maturity of the Liberty note, and the need to raise additional capital of at least $3.5 million by the end of October 2015 to continue operations and satisfy our obligations for the second year of our work commitment have all heightened our need to raise a significant amount of additional capital in the near future. If required financing is not available on acceptable terms, we could be prevented from satisfying our debt or work commitment obligations, or developing the Prospect. Our failure to pay timely the Liberty note could result in Liberty’s exercise of the rights of an unsecured creditor and possibly levy encumbrances on all or a large part of our assets. Our failure to honor our work commitment could result in our loss of the Prospect. Our failure to procure required financing on acceptable terms could prevent us from developing the Prospect. If any of the preceding events were to occur, we could be forced to cease our business plan altogether, which could result in a complete loss of stockholders' equity. If we do not obtain additional financing through an equity or debt offering, we may be constrained to attempt to sell some portion of the Prospect under unfavorable circumstances and at an undesirable price. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such sale would be adequate to fund our activities. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities.

Known Trends

Management believes that it has discerned the following trends relevant to us:

*	Growth is expected to recover in the medium term but is forecast to remain below levels that prevailed prior to the financial crisis. World oil consumption is projected to increase by 1.2 per cent a year over the outlook period, to average 99.1 million barrels a day in 2020. Growth will continue to be driven by increased consumption in non-OECD economies, particularly those in Asia and the Middle-East.
*	The recent decline in oil prices is not expected to affect Australian projects under construction or currently producing, but is likely to reduce investment in exploration and development, which may slow growth in future supply capacity.
*	Australia produced 356 thousand barrels of crude oil and condensate a day in the December 2014 quarter; up 6.4 per cent on a year-on-year basis, due to increased output from the Carnarvon and Gippsland Basins. Annual production is forecast to increase by 6.8 per cent in 2014-15, to reach 375 thousand barrels a day.
*	The recent decline in oil prices is not expected to affect Australian projects under construction or currently producing, but is likely to reduce investment in exploration and development, which may slow growth in future supply capacity.
*	Output is projected to increase to 430 thousand barrels a day in 2017-18 in line with increasing condensate production associated with the Prelude and Icthys projects, before falling to 377 thousand barrels a day in 2019-20.
*	Crude oil and liquids production will continue to trend downwards over our forecast periods as discoveries have not been able to sufficiently replace declining production from mature fields. However, Apache's offshore discovery in the Canning Basin could open up a new oil province and further oil discoveries and possible development particularly in the Cooper Basin, and production from liquid-rich shale pending further exploration could pose upside risks to these oil production forecasts from 2018.

*	China is the world’s third largest LNG importer, despite only building its first regasification plant in 2006. Since then, imports have grown at 59 per cent a year to reach 18 million tonnes in 2013. In contrast, strong hydro-electric output and relatively mild weather resulted in only 3 per cent growth in 2014 – the lowest year on year growth since LNG imports began. Strong LNG import growth is expected to return in 2015 driven by new contracts starting and relatively low spot prices. Imports are projected to grow rapidly to reach 61 million tonnes in 2020, more than triple the volume imported in 2014, and enough to overtake South Korea as the world’s second largest LNG importer.
*	Australia is set to become a major player in the global liquefied natural gas (LNG) market by the end of the decade. However, there is waning investment sentiment, which will slow growth momentum. The country will also have to contend with a growing reliance on oil imports as domestic crude oil production experiences weak growth while refining outlook is bleak in face of regional competition.
*	Australian gas production is expected to grow strongly over the outlook period, at an average rate of 17 per cent a year. This colossal expansion in Australian gas production is a result of the seven new LNG projects which will begin operations between 2014 and 2018. Gas production is projected to more than double to 145.6 billion cubic metres by 2019–20.
*	Gas production will significantly increase between 2015 and 2018 as developments backing new LNG export projects come online. Thereafter, growth will slow as prohibitively high development costs and the difficulty of carrying gas from gas-rich Western Australia and Northern Territories to eastern Australia restrict investment appetite.

(Sources: BREE - Resources and Energy Quarterly – March 2015)

Off-balance Sheet Arrangements

During the year ended February 28, 2015, we had no off-balance sheet arrangements.

Item 7A Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The reports of our independent auditors appear at Page F-1 hereof, and our financial statements appear at page F-2 through F-13 hereof.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of February 28, 2015 based on the criteria set forth in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

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

Our management believes that the preceding factors raise a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and that it should therefore be considered a material weakness in our internal control over financial reporting. Because of this material weakness, our management believes that as of February 28, 2015, our company's internal controls over financial reporting were not effective. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses, although we intend to add additional independent directors as soon as we find qualified persons willing to serve as such. We will not be able to remediate some of these material weaknesses until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10 K for the year ended February 28, 2015, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Current Management

Our directors and executive officers are as follows:

Name	Age	Positions
Keith D. Spickelmier	53	Chairman of the Board
Keith J. McKenzie	51	Director & Chief Executive Officer
Michael D. Dahlke	66	President and Chief Operating Officer
William E. Begley	60	Director, Chief Financial Officer & Treasurer

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

Committees and Director Selection

Until the change in our business focus in January 2012, we had been a "shell company" as defined in the Rule 405 of the Securities Act of 1933, as amended, and Rule 12b 2 of the Securities Exchange Act of 1934, as amended. As a result, we did not need and did not implement extensive corporate governance procedures. Our new management intends to adopt such procedures in due course whenever funds are available therefor.

Our Board of Directors has not established any standing committees, including an Audit Committee, Compensation Committee or a Nominating Committee. The Board of Directors as a whole undertakes the functions of those committees. Our Board of Directors believes that its decision not to establish any standing committees has been appropriate due to our status as a “shell company” until recently. The Board of Directors expects to establish one or more of the preceding committees whenever it believes that doing so would benefit us.

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

Because we do not have a standing nominating committee, our full Board of Directors is responsible for identifying new candidates for nomination to the Board. We have not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the Board of Directors. Our Board of Directors believes that its decision not to establish the preceding policy and process has been appropriate due to our status as a “shell company” until recently. The Board of Directors expects to establish such a policy and such a process whenever it believes that doing so would benefit us.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the U.S. Securities and Exchange Commission and furnish us with copies of all such Section 16(a) forms. To the best of our knowledge based solely on information available to us, no person required to file such reports failed to file any such reports or filed any such reports late, except that William E. Begley filed about 14 days late a single Form 4 respecting 302,000 shares acquired from us in exchange for outstanding indebtedness owed by us to him.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table set forth below contains certain information as of June 11, 2015 concerning the beneficial ownership of common stock (i) by each person who is known by us to own beneficially more than 5% of the outstanding common stock; (ii) by each director and executive officer; and (iii) by all directors and executive officers as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of June 11, 2015 are treated as outstanding only for determination of the number and percent owned by such group or person. The address for all persons listed in the table is One Riverway Drive, Suite 1700, Houston, Texas 77056.

Name and Address of	Beneficial Ownership (1)
Beneficial Owner	Number	Percent
Keith D. Spickelmier	49,500,000	35.38%
Keith J. McKenzie	36,705,460	26.24%
William E. Begley	11,118,924	7.95%
Michael D. Dahlke	2,501,616	1.79%
All directors and executive officers as a group (four persons)	99,826,000	71.35%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

Loans from management. In fiscal 2014, we began relying more extensively on loans from members of our management to pay our expenditures. These loans are each evidenced by demand notes, which are non-interest bearing. The following table gives further information about such of these loans that remain outstanding:

When Loan was Made	Lender	Amount of Loan
December 2013	EMTEECO Holdings Ltd**	$17,000
March 2014	Keith D. Spickelmier	$25,000
May 2014	Keith D. Spickelmier	$3,100
July 2014	Keith D. Spickelmier	$10,000
September 2014	Keith D. Spickelmier	$16,000
December 2014	Keith D. Spickelmier	$6,000
December 2015	William Begley	$6,000
January 2015	William Begley	$6,000
January 2015	Keith D. Spickelmier	$2,500
February 2015	William Begley	$2,000
March 2015	William Begley	$4,000
Total Amount of Loans		$97,600

** This entity is controlled by Mark S. Thompson, our corporate secretary, which is not an executive officer position

Although any person to whom one of the loans described above is owed could demand payment of the loan at any time, no such person has indicated that he intends to demand payment of any of these loans in the immediate future.

In addition to the foregoing promissory notes, as of February 28, 2015, we owed $134,299 to certain our directors for reimbursement of expenses paid on our behalf. These amounts are unsecured, non-interest bearing and due on demand.

Moreover, over the past two fiscal years through November 2014, William Begley, a director and our Chief Financial Officer, loaned to us an aggregate of $90,600. During December 2014, we issued 302,000 shares of our common stock at a deemed fair market value of $.30 per share to Mr. Begley in exchange for the cancellation of all amounts owed to him at the time that discussions of the exchange began.

Furthermore, over the past two fiscal years, Keith D. Spickelmier, our Chairman of the Board, loaned to us an aggregate of $112,600. During March 2015, we repaid to Mr. Spickelmier $50,000 of the outstanding balanced owed by us to him.

Related Party Transactions Policies

We have not adopted any policies and procedures for the review, approval, or ratification of any related party transactions. Our new management intends to adopt such procedures in due course whenever funds are available therefor.

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

Item 14. Principal Accountant Fees and Services

Our independent auditor during fiscal 2015 and fiscal 2014 was MaloneBailey, LLP. During fiscal 2015 and fiscal 2014, the aggregate fees that we paid to our independent auditors for professional services were as follows:

	Year Ended
	Last Day of February
	2015	2014
Audit Fees (1)	$21,000	$21,500
Audit-Related Fees	N/A	N/A
Tax Fees	N/A	N/A
All Other Fees	N/A	N/A

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	First Amended and Restated Articles of Incorporation are incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on May 11, 2012, Exhibit 3.1.
3.2	By-laws are incorporated herein by reference to our Registration Statement on Form S-1 (SEC File No. 333-152324) filed with the SEC on July 14, 2008, Exhibit 3.2.
4.1	Specimen stock certificate is incorporated herein by reference to Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on May 11, 2012, Exhibit 3.2.
10.1	Novation Deed dated May 15, 2012 by and between Liberty Petroleum Corporation and Registrant in respect of Option to Purchase and Sale and Purchase Agreement dated January 31, 2012 is incorporated herein by reference to our Annual Report on Form 10-K for fiscal 2012 (SEC File No. 000-53520) filed with the SEC on June 12, 2012 Exhibit 10.7
10.2	Deed (Pursuant to Section 31 of the Native Title Act 1993) among (a) Honorable Tom Koutstantonis, Minister for Mineral Resources and Energy, for and on behalf of the State of South Australia, (b) Discovery Energy SA Ltd, (c) Edward Lander, Rhonda Gepp-Kennedy, one signatory whose name was withheld for cultural reasons, Sylvia Stuart, Irene Kemp and David Mungerannie, for and on behalf of the Dieri Native Title Holders, and (d) the Dieri Aboriginal Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on September 7, 2012, Exhibit 10.1
10.3	Consolidation Promissory Note dated September 26, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on October 2, 2013, Exhibit 10.1
10.4	First Amendment dated December 10, 2013 to Consolidation Promissory Note dated September 26, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on December 13, 2013, Exhibit 10.1
10.5	Second Amendment dated January 10, 2014 to Consolidation Promissory Note dated September 26, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on January 16, 2014, Exhibit 10.1
10.6	Third Amendment dated March 10, 2014 to Consolidation Promissory Note dated September 26, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on March 14, 2014, Exhibit 10.1
10.7	Fourth Amendment dated May 8, 2014 to Consolidation Promissory Note dated September 26, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on May 8, 2014, Exhibit 10.1

10.8	Fifth Amendment dated July 11, 2014 to Consolidation Promissory Note dated September 26, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on July 15, 2014, Exhibit 10.1
10.9	Sixth Amendment dated September 12, 2014 to Consolidation Promissory Note dated September 26, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on September 15, 2014, Exhibit 10.1
10.10	Seventh Amendment dated November 12, 2014 to Consolidation Promissory Note dated September 26, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on November 14, 2014, Exhibit 10.1
10.11	Eighth Seventh Amendment dated January 12, 2015 to Consolidation Promissory Note dated September 26, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on January 12, 2015, Exhibit 10.1
10.12	Ninth Seventh Amendment dated March 2, 2015 to Consolidation Promissory Note dated September 26, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on March 3, 2015, Exhibit 10.1
10.13	Tenth Amendment dated June 2, 2015 to Consolidation Promissory Note dated September 26, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2015, Exhibit 10.1
14.1	Code of Ethics is incorporated herein by reference to our Registration Statement on Form S-1 (SEC File No. 333-152324) filed with the SEC on July 14, 2008, Exhibit 14.1.
21.1	Subsidiaries – filed herewith.
31.01	Sarbanes Oxley Section 302 Certifications - filed herewith
31.02	Sarbanes Oxley Section 302 Certifications - filed herewith
32.01	Sarbanes Oxley Section 906 Certifications - filed herewith
99.1	Our 2012 Equity Incentive Plan (filed as Exhibit 4.1 to our Registration Statement on Form S-8 (SEC File No. 333-183025) filed August 2, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Discovery Energy Corp.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Discovery Energy Corp. and its subsidiary (collectively, the “Company”) as of February 28, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Discovery Energy Corp. and its subsidiary as of February 28, 2015 and 2014 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

MALONE BAILEY LLP

www.malone-bailey.com

Houston, Texas

June 12, 2015

Discovery Energy Corp.

Consolidated Balance Sheets

	February 28,	February 28,
	2015	2014
Assets
Current Assets
Cash	$859	$2,483
Prepaid expenses	16,176	16,817
Total Current Assets	17,035	19,300
Oil and gas property - unproved (successful efforts method)	2,421,415	2,421,415
Total Assets	$2,438,450	$2,440,715

Liabilities and Stockholders’ Equity
Current Liabilities

Accounts payable and accrued liabilities	$97,256	$74,970
Accounts payable- related parties	134,299	79,599
Other liabilities	13,860	6,860
Promissory notes - related parties	143,600	83,500
Promissory notes	542,294	542,294
Total Current Liabilities	931,309	787,223

Stockholders' Equity
Preferred Stock- 10,000,000 shares authorized, zero issued and outstanding	-	-
Common Stock - 500,000,000 shares authorized, $0.001 par value – 139,239,500 and 138,451,200 shares issued and outstanding as of February 28, 2015 and February 28, 2014, respectively	139,239	138,452
Additional paid in capital	3,633,897	3,319,365
Accumulated deficit	(2,259,311)	(1,802,128)
Accumulated other comprehensive income (loss)	(6,684)	(2,197)
Total Stockholders' Equity	1,507,141	1,653,492
Total Liabilities and Stockholders' Equity	$2,438,450	$2,440,715

The accompanying notes are an integral part of these consolidated financial statements.

Discovery Energy Corp.

f/k/a Santos Resource Corp.

Consolidated Statements of Expenses and Other Comprehensive Income (Loss)

	Year Ended	Year Ended
	February 28,	February 28,
	2015	2014
Expenses
General and administrative	$75,021	$109,819
Exploration costs	34,345	91,589
Professional fees	259,107	148,937
Rent	10,923	9,701
Travel	31,533	93,815
Total expenses	410,929	453,861

Other Income
Loss on settlement of related party debt	30,200	-
Interest expense	20,250	17,372
Miscellaneous income	(48)	(159)
Foreign exchange loss (gain)	(4,148)	(2,119)

Other (income) expenses	46,254	15,094

Net loss	$(457,183)	$(468,955)

Comprehensive Income (Loss)
Net loss	(457,183)	(468,955)
Foreign currency translation adjustments	(4,487)	2,197
Total Comprehensive Income (Loss)	$(461,670)	$(466,758)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding-basic and diluted	138,967,984	138,297,357

The accompanying notes are an integral part of these consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Stockholders’ Equity

For the years ended February 28, 2015 and 2014

				Deficit Accumulated	Accumulated	Total
	Common Stock		Additional	During the	Other	Shareholders’
	Number	Par Value	Paid- In Capital	Exploration Stage	Comprehensive Income (Loss)	Equity (Deficit)
Balance, February 28, 2013	138,295,500	138,296	3,288,383	(1,333,173)	-	2,093,506
Capital stock issued for payables	155,700	156	30,982	-	-	31,138
Net loss for the year	-	-	-	(468,955)	-	(468,955)
Comprehensive income (loss) for the year	-	-	-	-	(2,197)	(2,197)
Balance, February 28, 2014	138,451,200	138,452	3,319,365	(1,802,128)	(2,197)	1,653,492
Capital stock issued for cash	237,500	237	94,763	-	-	95,000
Capital stock issued for services rendered	248,800	248	99,271	-	-	99,519
Capital stock issued upon conversion of notes payable	302,000	302	120,498	-	-	120,800
Net loss for the year	-	-	-	(457,183)	-	(457,183)
Comprehensive income (loss) for the year	-	-	-	-	(4,487)	(4,487)
Balance, February 28, 2015	139,239,500	$139,239	$3,633,897	$(2,259,311)	$(6,684)	$1,507,141

The accompanying notes are an integral part of these financial consolidated statements.

Discovery Energy Corp.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	February 28,	February 28,
	2015	2014
Cash flows used in operating activities
Net loss	$(457,183)	$(468,955)
Adjustments to reconcile net loss to net

Cash used in operating activities
Shares issued for services rendered	99,519	-
Loss on settlement of related party debt	30,200	-
Changes in assets and liabilities:
Prepaid expenses	641	9,224
Accounts payable - related party	54,700	(25,002)
Accounts payable and accrued liabilities	24,799	100,828
Net cash used in operating activities	(247,324)	(383,905)

Cash flows from investing activities	-	-

Cash flows from financing activities
Repayments on note payable – related party	-	(125,000)
Proceeds from sale of common stock	95,000	-
Advances from shareholders	150,700	83,500
Net cash flows provided by (used in) financing activities	245,700	(41,500)

Foreign exchange effect on cash	-	(2,119)

Change in cash during the period	(1,624)	(427,524)
Cash beginning of the period	2,483	430,007
Cash end of the period	$859	$2,483

Supplemental disclosures:
Interest Paid in the period	-	$-
Income Taxes Paid in the period	$-	$-

Noncash investing and financing activities:
Shares issued for conversion of note	$90,600	$-
Reclass of accrued interest to notes payable	$-	$17,294
Shares issued for settlement of accounts payable	$-	$31,138

The accompanying notes are an integral part of these consolidated financial statements.

Discovery Energy Corp.

Notes to Consolidated Financial Statements

For the year ended February 28, 2015

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

2.  Going Concern

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the near-term future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, the successful development of the Prospect or one or more alternative oil and gas properties, and the attainment of profitable operations. As of February 28, 2015, the Company has not generated any revenues and has an accumulated loss of $2,259,311 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On May 15, 2013, the Company modified an October 2012 capital raising agreement with Chrystal Capital Partners LLP (“Chrystal”), a corporate finance firm based in London regulated by the British Financial Services Authority. While the Company no longer pays a monthly fee to Chrystal, it is obligated for a period of 18 months beginning May 1, 2013 to pay Chrystal a success fee for any transaction completed with any prospect previously introduced by Chrystal. Subsequent to the agreement modification, Chrystal has introduced the Company to a very small number of further potential investors or joint venture partners. If the Company consummates a transaction with any of these persons, it generally expects to pay to this firm the stock success fee represented by 6,472,425 shares of the Company’s common stock, which is subject to forfeiture, as originally agreed upon. (See footnote 8)

3.  Summary of Significant Accounting Policies

a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation.

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

c) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB accounting standards for "Earnings per Share", which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period would be used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no dilutive instruments outstanding at February 28, 2015 and February 28, 2014.

d) Comprehensive Loss

FASB accounting standard for "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of February 28, 2015 the Company has recognized Currency translation adjustments as a component of Comprehensive loss (See Item i).

e) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of acquisition to be cash equivalents.

f) Oil and Gas Property and Exploration Costs

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

g) Long-lived Assets

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

h) Fair Value of Financial Instruments and Derivative Financial Instruments

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

i) Income Taxes

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

The Company accounts for uncertain income tax positions in accordance with FASB’s accounting standard for Accounting for Uncertainty in Income Taxes, which requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on examination by taxation authorities, based on the technical merits of the position.

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

On September 12, 2011, Mr. Spickelmier entered into an agreement (the “Liberty Agreement”) with Liberty Petroleum Corporation (“Liberty”) granting to Mr. Spickelmier an exclusive right to negotiate an option to acquire the Petroleum Exploration License (PEL) 512 (the “License”) regarding the Prospect. Per the terms of the Liberty Agreement, Mr. Spickelmier paid to Liberty a $50,000 initial deposit. In anticipation of the assignment of the Liberty Agreement to the Company, the Company paid to Liberty (a) an additional $100,000 deposit to extend the exclusive right provided for by the Liberty Agreement, and (b) an additional $200,000 deposit to modify certain terms of the Liberty Agreement, including the further extension of the exclusive right. The preceding amounts were part of the $800,000 that the Company paid to Liberty, as discussed in footnote 5 below. Subsequent to the assignment to the Company of the Liberty Agreement and pursuant to its terms, the Company reached the agreements described in footnote 5 below whereby the Company would take the direct issuance of the License in place of Liberty. The purchase price for the assignment of Mr. Spickelmier's rights in the Liberty Agreement is as follows:

*	$50,000 in cash - This amount was paid during the quarter ended May 31, 2012 to reimburse for this amount paid by Mr. Spickelmier to Liberty.
*	$100,000 in cash - This amount was paid after the issuance of the License, and after the Company and Mr. Spickelmier decided not to defer its payment.
*	Twenty million shares of the Company’s common shares valued at $180,000- These shares were issued upon the assignment of the Liberty Agreement in fiscal 2012.
*	Fifty-five million shares of the Company’s common shares valued at $495,000 - These shares became due to Mr. Spickelmier after the issuance of the License. Mr. Spickelmier assigned to other members of the Company’s management his right to receive certain of these shares. As a result, these shares were issued to the following persons in the denominations indicated:

Name of Recipient of Shares	Position with Company	Number of Shares Received
Keith Spickelmier	Chairman of the Board	30,000,000
Keith McKenzie	Director & CEO	16,700,000
William E. Begley Jr.	Director & CFO	7,500,000
Mark S. Thompson	Corporate Secretary	800,000

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

On December 29, 2014, the Company issued 302.000 shares of its common stock to related parties in exchange for the cancellation of $90,200 in debt. The conversion prices of the notes was $0.30 per share on the date of the transaction. The fair market value of the Company’s common stock was $0.40 on the date of the transaction. Accordingly, the Company recognized a loss of $30,200 on the exchange.

On January 6th, 2014, the Company entered into an unsecured demand note with Keith Spickelmier. See Note 6 below.

On January 15th, 2015, the Company entered into an unsecured demand note with William Begley. See Note 6 below.

On February 21st, 2015, the Company entered into an unsecured demand note with William Begley. See Note 6 below.

As of February 28, 2015 and February 28, 2014, the Company owed $134,299 and $79,599, respectively, to certain Company directors for reimbursement of expenses paid on behalf of the Company. In addition, the Company owed $143,600 and $83,500, respectively, as of February 28, 2015 and 2014, for promissory notes issued to various related parties. These amounts are unsecured, non-interest bearing and due on demand.

5. Oil and Gas Properties

On October 26, 2012, the South Australian Minister of Regional Development (the “Minister”) granted and issued the License in the name of the Company’s wholly owned subsidiary Discovery Energy SA Ltd. Originally, Liberty was the winning bidder for the License. The Company entered into agreements with Liberty whereby Liberty agreed to sell the License to the Company upon its issuance. Eventually, the Company and Liberty modified their agreements so that the Company would take the direct issuance of the License in place of Liberty. For Liberty's agreements to allow the Company to be issued the License, the Company agreed to remit to Liberty the following consideration:

*	Cash in the amount of $800,000 - All of this cash amount was paid to Liberty prior to the issuance of the License.
*	Two promissory notes with an aggregate principal amount of $650,000, one in the amount of $500,000 becoming due six months after the issuance of the License, and the other in the amount of $150,000 becoming due nine months after the issuance of the License - These notes were issued after the issuance of the License. These notes are further described in footnote 6.
*	Twelve million shares of the Company’s common stock - All of these shares became due to Liberty after the issuance of the License, and Liberty agreed not to sell more than 10% of the shares received in any three-month period

In addition to the preceding, Liberty was allowed to retain a 7.0% royalty interest relating to the License.

The compensation paid for the acquisition of the exclusive right to negotiate with Liberty to acquire the License is described in footnote 4 above.

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

On February 15, 2015, Discovery Energy Corp. (the “Company”) received from the South Australian Minister for Mineral Resources and Energy an unequivocal confirmation that the Company’s application for the further six-month suspension of the work commitment relating to the Petroleum Exploration License (PEL) 512 covering the Company’s 584,651-acre prospect in South Australia had been approved effective February 6, 2015. Prior to this further suspension, the Company’s remaining work commitments were due to be completed by April 27, 2018.

As further extended, the Company’s remaining work commitments are due to be commenced by October 25, 2018, as set out below:

*	Year 2 ending October 25, 2015 - Conduct a new 3D seismic survey totaling at least 100 kilometers.
*	Year 3 ending October 25, 2016 - Acquire new 2D seismic data totaling at least 100 kilometers, acquire 3D seismic data totaling at least 200 square kilometers and drill two wells.

*	Year 4 ending October 25, 2017 - Acquire new 3D seismic data totaling at least 200 square kilometers and drill two wells.
*	Year 5 ending October 25, 2018 - Drill three wells

The modification extends the time that the Company has to meet its commitments. The Company’s inability to honor this work commitment may result in the assignment of the Prospect to Liberty pursuant to the terms of the Novation Deed or its reversion to the South Australian Government.

6. Notes Payable

On September 26, 2013, the Company entered into two unsecured corporate demand notes with two related parties, William Begley and Keith Spickelmier. Each note was in the amount of $7,500, and repayment can be demanded, with 5 days’ notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on a note, the note becomes due and payable in full on its first annual anniversary. The notes are non-interest bearing. On December 29, 2014, Mr. Begley’s note was converted into 25,000 shares of the Company’s common stock.

On October 21, 2013, the Company entered into an unsecured corporate demand note with related party, William Begley. The note was in the amount of $3,500, and repayment can be demanded, with 5 days’ notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first annual anniversary. The note is non-interest bearing. During December 2013, he also advanced $2,000 and in January he advanced another $3,500. These amounts are unsecured, noninterest bearing, and due on demand. On December 29, 2014, the $3,500 note was converted into 11,667 shares of the Company’s common stock.

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

Two promissory notes were issued on October 26, 2012 to Liberty upon delivery of the License with aggregate principal amount of $650,000. The original terms of the notes were:

(i)	One note in the original principal amount of $500,000 originally due on April 26, 2013.

(ii)	The other note in the original principal amount of $150,000 originally due on July 26, 2013.

(iii)	Both notes accrued interest at a floating rate equal to the one month term LIBOR rate, plus an additional 3%. Accrued interest amounting $24,426 to $7,290 is included in other liabilities as of February 28, 2015 and February 28, 2014, respectively.

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

On March 18, 2014, the Company entered into an unsecured corporate demand note with related party, William Begley. The note was in the amount of $45,500, which included the amounts advanced by Mr. Begley in December 2013 and January 2014. Repayment of this note can be demanded, with 5-day’s notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first annual anniversary. The note is non-interest bearing.  On December 29, 2014 this note was converted into 151,667 shares of the Company’s common stock.

On March 31, 2014, the Company entered into unsecured corporate demand notes with two related parties, William Begley and Keith Spickelmier. Each note was in the amount of $25,000, and repayment can be demanded, with 5-day’s notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The notes are non-interest bearing. On December 29, 2014, Mr. Begley’s note in the amount of $25,000 was converted into 83,333 shares of the Company’s common stock.

On May 5, 2014, the Company entered into unsecured corporate demand notes with two related parties, William Begley and Keith Spickelmier. Each note was in the amount of $3,100, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The notes are non-interest bearing. On December 29, 2014, Mr. Begley’s note in the amount of $3,100 was converted into 10,333 shares of the Company’s common stock.

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

On July 16, 2014, the Company entered into unsecured corporate demand note with a related party, Keith Spickelmier. The note was in the amount of $10,000, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The note is non-interest bearing.

On July 18, 2014, the Company entered into an unsecured corporate demand note with a related parties, William Begley. The note was in the amount of $6,000, and repayment can be demanded, with 5-day’s notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The notes are non-interest bearing. On December 29, 2014, the note was converted into 20,000 shares of the Company’s common stock.

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

On December 29, 2014 the Company issued 302,000 common shares at a deemed fair market value of $0.30 per share to William Begley, in exchange for the cancellation of all Promissory Notes owed, amounting to a $90,600 reduction in Promissory notes-related parties. The Company recognized a loss on the conversion of $30,200 as a result of the difference between the market price on the date of conversion of $0.40 per share and the deemed fair market value of $0.30 per share on the date of conversion.

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

On January 29, 2015, the Company entered into an unsecured corporate demand note with Keith Spickelmier, a related party. The note was in the amount of $2,500, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The note is non-interest bearing.

On February 21, 2015, the Company entered into an unsecured corporate demand note with William Begley, a related party. The note was in the amount of $2,000, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The note is non-interest bearing.

7. Income Taxes

The significant components of deferred income tax assets at February 28, 2015 and February 28, 2014 are as follows:

	February 28, 2015	February 28, 2014
Deferred Tax Asset
Capitalized Geological/Geophysical	18,618	41,906
Federal Net Operating Loss	632,368	502,026
Less: Valuation Allowance	$(650,987)	$(543,932)
Net Deferred Tax Asset	$-	$-

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

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended February 28, 2015 and February 28, 2014. At February 28, 2015, the Company has net operating loss carry forwards, which expire commencing in 2028, totaling approximately $1,894,947.

8. Common stock

On February 17, 2014, 40,700 shares were issued as settlement of an accounts payable balance in the amount of $8,138.

On February 26, 2014, 115,000 shares were issued as settlement of accounts payable balances in the amount of $23,000.

In connection with its agreement with Chrystal (see footnote 1 above), the Company issued 6,472,425 shares of its common stock pursuant to a Restricted Share Award Agreement. Generally, if Chrystal fails to present timely a fund raising transaction that the Company accepts, these shares will be forfeited and returned to the Company. As the delivery of these shares is contingent, they are not considered outstanding within the context of these financial statements nor are they considered in the computation of fully diluted earnings per share. On May 14, 2014, the Company entered into a second amendment of its agreement with Chrystal Capital Partners LLP. This amendment eliminated from success fee consideration certain parties that had previously been eligible for such treatment had any one of them invested in Discovery’s equity, debt or other capital instrument before October 31, 2014. It also provides for the return to the Company of Share Certificate No. 1070, representing 6,472,425 Common Shares. Following such return, this Share Certificate will be canceled and a new certificate for 248,800 Common Shares will be issued to Chrystal, which will have the full power of ownership over this new certificate. The cancelation and reissuance occurred on May 21, 2014. The fair market value of the Common Shares was $99,519 on the date of issuance.

On May 8, 2014, the board of directors approved a private placement program offering of up to 750,000 Common Shares at a price of $0.40 per share. As of May 23, 2014, the Company had received from three separate investors funds totaling $95,000 pursuant to this offering and issued 237,500 Common Shares.

On December 29, 2014 the Company agreed to convert $90,600 in unsecured promissory notes held by William Begley into 302,000 shares of the Company’s common stock.

9. Subsequent Events

Effective March 2, 2015, the Company and Liberty amended the Consolidation Note so that the Initial Due Date will be June 2, 2015, and provided that if the Company makes prepayments in the aggregate amount of $250,000 prior to the new Initial Due Date of June 2, 2015, then the due date for the remainder of the principal amount of and accrued interest on the Consolidation Note would be extended until July 31, 2015. Effective June 2, 2015, the Consolidation Note was amended and extended to September 2, 2015 and if the Company makes prepayments in the aggregate amount of $250,000 prior to the new Initial Due Date, then the due date for the remainder of the principal amount of and accrued interest on the Consolidation Note would be extended until November 2, 2015.

On March 9, 2015, the Company entered into an unsecured corporate demand note with William Begley, a related party. The note was in the amount of $4,000, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The note is non-interest bearing.

On March 23, 2015, the Company sold 666,667 shares of its common stock at $0.30 per share in a private placement.

On March 31, 2015, the Company repaid three promissory notes totaling $50,000, as follows: a promissory note dated September 26, 2013 in the amount of $7,500; a promissory note dated December 18, 2013 in the amount of $17,500; and, a promissory note dated January 6, 2014 in the amount of $25,000.

On May 5, 2015, the Company entered into an amendment of a previous unsecured corporate demand note with related party, Keith Spickelmier. The note was in the amount of $3,100 and the maximum term was amended and extended to the second anniversary from the date of the note. None of the other provisions of the original notes were changed.

On June 9, 2015, the Company repaid a promissory note dated February 21, 2015 in the amount of $2,000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

discovery energy Corp.
By:	/s/ Keith J. McKenzie
Keith J. McKenzie
Chief Executive Officer
Date: June 12, 2015

In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Keith J. McKenzie
Keith J. McKenzie
Director, Chief Executive Officer
(Principal executive officer)
Date: June 12, 2015

/s/ Keith D. Spickelmier
Keith D. Spickelmier
Director
Date: June 12, 2015

/s/ William E. Begley
William E. Begley
Director, Chief Financial Officer (Principal financial and accounting officer)
Date: June 12, 2015