Form 10-Q
period 2015-05-31
Discovery Energy Corp.
filed 2015-07-15
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 140,006,167 common shares as of July 13, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp.

Balance Sheets

(Unaudited)

	May 31,	February 28,
	2015	2015
Assets
Current Assets
Cash	$20,065	$859
Prepaid expenses	11,100	16,176
Total Current Assets	31,165	17,035
Oil and gas property – unproved (successful efforts method)	2,421,415	2,421,415
Total Assets	$2,452,580	$2,438,450

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$59,793	$97,256
Accounts payable- related parties	112,920	134,299
Other liabilities	13,707	13,860
Promissory notes-related parties	97,600	143,600
Promissory notes	542,294	542,294
Total Current Liabilities	826,314	931,309

Stockholders’ Equity
Preferred stock- 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock - 500,000,000 shares authorized, $0.001 par value – 139,906,167 and 138,239,500 shares issued and outstanding as of May 31, 2015 and February 28, 2015, respectively	139,906	139,239
Additional paid in capital	3,833,231	3,633,897
Accumulted deficit	(2,351,430)	(2,259,311)
Accumulated other comprehensive income (loss)	4,559	(6,684)
Total Stockholders’ Equity	1,626,266	1,507,141
Total Liabilities and Stockholders’ Equity	$2,452,580	$2,438,450

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp.

Statements of Expenses and Other Comprehensive Income (Loss)

(Unaudited)

	Three	Three
	Months Ended	Months Ended
	May 31,	May 31,
	2015	2014
Expenses
General and administrative	$25,616	$17,517
Exploration costs	2,550	3,470
Professional fees	18,667	181,120
Rent	5,526	3,110
Travel	40,000	28,800
Total expenses	92,359	234,017

Other (Income) Expenses
Interest expense	5,343	5,095
Miscellaneous income	(16)	(12)
Foreign exchange loss/(gain)	(5,567)	3,611

Other (income) expenses	(240)	8,694

Net loss	$(92,119)	$(242,711)

Comprehensive loss
Net loss	(92,119)	(242,711)
Foreign currency translation adjustments	11,243	(2,000)
Total comprehensive loss	$(80,876)	$(244,711)

Net loss per share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	139,768,486	138,497,401

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp.

Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	May 31, 2015	May 31, 2014

Cash flows used in operating activities
Net loss	$(92,119)	$(242,711)
Adjustments to reconcile net loss to net Cash used in operating activities
Shares issued for services	-	99,520
Changes in assets and liabilities:
Prepaid expenses	5,076	4,772
Accounts payable – related party	(21,379)	50,005
Interest payable	4,300	-
Accounts payable and accrued liabilities	(41,916)	(31,060)
Net cash used in operating activities	(146,038)	(119,474)

Cash flows from financing activities
Repayments on notes payable-related party	(50,000)	-
Common stock issued	200,000	55,000
Proceeds from notes payable-related party	4,000	96,200
Net cash flows from financing activities	154,000	151,200

Foreign exchange effect on cash	11,244	-

Change in cash during the period	19,206	31,726

Cash beginning of the period	859	2,483

Cash end of the period	$20,065	$34,209

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s February 28, 2014 Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 28, 2015, as reported on Form 10-K, have been omitted.

2.	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, the successful development of the Prospect or one or more alternative oil and gas properties, and the attainment of profitable operations. As of May 31, 2015, the Company has not generated any revenues and has an accumulated loss of $2,351,430 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Related Party Transactions

As of May 31 and February 28, 2015, the Company owed $112,920 and $134,299, respectively, to certain Company directors for reimbursement of expenses paid on behalf of the Company. In addition, as of May 31 and February 28, 2015, the Company owed $97,600 and $143,600, respectively, for promissory notes issued to various related parties. These amounts are unsecured, non-interest bearing and due on demand.

4.	Oil and Gas Properties

On May 19, 2014, the Company received notice from the Government of South Australia that had issued certain modifications to the License and suspended the License for a period of six months. Under the amended License, the Company will be required to drill 7 exploratory wells rather than 12, as originally required. These required wells must be drilled in years 3, 4, and 5 (2, 2, and 3, respectively). The amount of required 2D seismic was also reduced to 100 kilometers (in year 3) from 250 kilometers (in year 2) but the total 3D seismic work guaranteed increased to 500 square kilometers from 400 square kilometers. However, the 3D seismic survey requirement is spread over years 2, 3 and 4 (100, 200 and 200 sq. km. respectively). The effect of the suspension is to move the end date of the four years remaining in the initial term of the License six months into the future. Hence, year 2 will now end on April 27, 2015, year 3 on April 27, 2016, year 4 on April 27, 2017 and the fifth and final year of the initial term will end April 27, 2018.

On February 15, 2015, Discovery Energy Corp. (the “Company”) received confirmation from the South Australian Minister for Mineral Resources and Energy that the Company’s application for the further six-month suspension of the work commitment relating to the Petroleum Exploration License (PEL) 512 covering the Company’s 584,651-acre prospect in South Australia had been approved effective February 6, 2015.

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

These promissory notes had undergone a number of amendments, including extensions of the due dates. On September 26, 2013, these promissory notes were combined into a single consolidation promissory note (the “Consolidated Note”) in the original principal amount of $542,294, as some of the principal had been reduced and some interest had accrued. Effective June 2, 2015, the Consolidated Note was amended and extended to September 2, 2015 and if the Company makes prepayments in the aggregate amount of $250,000 prior to the new Initial Due Date, then the due date for the remainder of the principal amount of and accrued interest on the Consolidated Note would be extended until November 2, 2015.

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

On March 31, 2015, the Company repaid three unsecured corporate demand notes with Keith Spickelmier totaling $50,000. The notes were dated September 26, 2013, December 16, 2013, and January 8, 2014 for $7,500, $17,500, and $25,000, respectively.

On May 5, 2015, the Company entered into an amendment of a previous unsecured corporate demand note with related party, Keith Spickelmier. The note was in the amount of $3,100 and the maximum term was amended and extended to the second anniversary from the date of the note. None of the other provisions of the original notes were changed.

6.	Common Stock

On March 20, 2015, the Company issued 666,667 shares at a price of $0.30.

7.	Subsequent Events

On June 9, 2015, the Company repaid a promissory note dated February 21, 2015 in the amount of $2,000.

On June 15, 2015, the board of directors approved a private placement of up to 3,000,000 Common Shares at a price of $0.50 per share. On June 26, 2015 the Company received $50,000 from a private investor and subsequently issued 100,000 Common Shares.

On July 3, 2015, the Company repaid two promissory notes dated December 17, 2014 and January 15, 2015 in the total amount of $12,000.

On July 13, 2015, the Company received confirmation from the South Australian Department of State Development (formerly the Minister for Mineral Resources and Energy) that the Company’s application for the further six-month suspension of the work commitment relating to the Petroleum Exploration License (PEL) 512 covering the Company’s 584,651-acre prospect in South Australia had been approved effective July 9, 2015. As further extended, the Company’s remaining work commitments are due to be commenced by April 27, 2019.

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

General

Our company, Discovery Energy Corp., was incorporated under the laws of the state of Nevada on May 24, 2006 under the name “Santos Resource Corp.” Our current business plan is to explore for and produce oil and gas from a tract of land (the “Prospect”) covered by Petroleum Exploration License (PEL) 512 (the “License”) in the State of South Australia. We adopted this business plan near the end of our fiscal 2012, after having previously abandoned our initial business plan involving mining claims in Quebec, Canada and after we had been dormant from a business perspective for a period of time. In connection with the adoption of our current business plan, we had a change in control of our company, a change in our management, a change in our corporate name, and a change of our status from a “shell” company, as that term is defined in Rule 405 of the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.

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

Beginning in the second quarter of fiscal 2015 a significant decline in the price of oil has affected the oil and gas industry worldwide. This decline began in June 2014 when the price of Brent oil was above US$110 per barrel and continued to a low of US$49 per barrel in January of 2015. Since then prices have recovered somewhat with the recent Nymex Futures trading near US$53 per barrel as of early July 2015. While the effect of this price drop has worldwide implications, we believe that it has not affected the oil and gas industry in Australia as adversely as it has in other parts of the world. However, current oil prices will make our ability to complete a capital raising transaction or procure a joint venture partner more difficult. Although we believe that we will continue to be challenged by low oil prices for the near future, we are not currently in a position to determine the full extent of that impact. As a result of the decline in oil prices we have and are making changes to our ongoing business strategy to best position ourselves for when the markets improve.

Although we are continuing efforts to complete a major capital raising transaction, we are shifting our emphasis away from a single capital raising transaction that would meet our financial needs for an extended period of time. Our new emphasis will be on obtaining sufficient funds for us to complete the second year of our work commitment and positioning ourself to exploit commercially the Prospect at the appropriate time in the future. This shift in strategy will minimize the dilution to shareholders and is partly due to depressed energy prices which presently do not justify efforts to produce hydrocarbons and that presently have made more difficult capital raising transactions under acceptable terms. Our strategy will be to position ourself to begin the development of the Prospect after energy prices have recovered sufficiently. Part of our positioning includes the following:

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

Even though we have not completed a major capital raise under acceptable/attractive terms, we still have regular and ongoing payments and expenditures. These payments and expenditures and non-payment consequences (which could be materially adverse to our interests) are discussed in detail herein. So far we have been successful in satisfying or deferring the most important of these payments and expenditures, and we expect to continue to do so in the future. However, while we have been successful in this regard to date, we have no assurance that we will continue to be successful in this regard in the future.

In the remainder of this Report, Australian dollar amounts are prefaced by “AU$” while United States dollar amounts are prefaced simply by “$” or (when used in close proximity to Australian dollar amounts) by “US$.” When United States dollar amounts are given as equivalents of Australian dollar amounts, such United States dollar amounts are approximations only and not exact figures. During the 3 months ended May 31, 2015, that exchange rate has varied from a low of US$1.00/AU$1.2312 to a high of US$1.00/AU$1.3175. On July 13, 2015 the rate stood at US$1.00/AU$1.3425.

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

In the right circumstances, we might assume the entire risk of the drilling and development of the Prospect. More likely, we will determine that the drilling and development of the Prospect can be more effectively pursued by inviting industry participants to share the risk and the reward of the Prospect by financing some or all of the costs of drilling wells. Such arrangements are frequently referred to as “farm-outs.” In such cases, we may retain a carried working interest or a reversionary interest, and we may be required to finance all or a portion of our proportional interest in the Prospect. Although this approach will reduce our potential return should the drilling operations prove successful, it will also reduce our risk and financial commitment to a particular prospect. Prospective participants regarding possible “farm-out” arrangements have already approached us.

There can be no assurance that we will be successful in our exploratory and production activities. The oil and gas business involves numerous risks, the principal ones of which are listed in our 2015 Annual Report on Form 10-K in “Item 1A. Risk Factors -RISKS RELATING TO OUR INDUSTRY - PARTICIPANTS IN THE OIL AND GAS INDUSTRY ARE SUBJECT TO NUMEROUS RISKS.” As we become more involved in the oil and gas exploration and production business, we will give more detail information regarding these risks.

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

Proposed Initial Activities

We have just begun the initial phase of our plan of operation. To date we have not commenced any drilling or other exploration activities on the Prospect, and thus we do not have any estimates of oil and gas reserves. Consequently we have not reported any reserve estimates to any governmental authority. We cannot assure anyone that we will find commercially producible amounts of oil and gas. Moreover, at the present time, we cannot finance the initial phase of our plan of operation solely through our own current resources. Therefore, we have undertaken certain financing activities described in “Liquidity and Capital Requirements - Major Financing Efforts and Other Sources of Capital” below. The success of the initial phase of our plan of operation depends upon our ability to obtain additional capital to acquire seismic data with respect to the Prospect, and to drill exploratory and developmental wells. We cannot assure anyone that we will obtain the necessary capital.

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

We received from the South Australian Minister for Mineral Resources and Energy three six-month extensions of the work commitment relating to the License, the first in May 2014, the second in February 2015 and the third in July 2015. The first of these extensions also reduced our obligations under the work commitment. Until this modification and extensions, our remaining work commitment involved the following:

*	Year 2 ending about April 27, 2016 - Conduct a new 3D seismic survey totaling at least 100 square kilometers.
*	Year 3 ending about April 27, 2017 - Acquire new 2D seismic data totaling at least 100 kilometers, acquire 3D seismic data totaling at least 200 square kilometers and drill two wells
*	Year 4 ending about April 27, 2018 - Acquire new 3D seismic data totaling at least 200 square kilometers and drill two wells
*	Year 5 ending about April 27, 2019 - Drill three wells

Although our remaining work commitment has been reduced and extended, we have no assurance that we will be able to extend the work commitment again or to fulfill it timely, as we need to complete capital raising transactions, or procure a joint venture partner, or both, to do so.

The prices of the equipment and services that we must employ to fulfill the work commitment vary based on both local and international demand for such products by others involved in exploration for and production of oil and gas. Previous high worldwide energy prices had resulted in growing demand, which lent support to higher prices being charged by suppliers. Prices being charged by suppliers have declined with the decline in energy prices. Nevertheless, we have no assurance that the steps in the work plan (e.g. shooting 100 square kilometers of 3D seismic) can be accomplished at current or lower costs.

Based on our research and technical analysis to date, we believe that the License work plan can be justified. Hence, the initial phase of our plan of operation involves (among other things) conducting 3D seismic surveys totaling 300 square kilometers (approximately 116 sq. miles), conducting a 2D seismic survey of 100 kilometers (approximately 62 miles) and drilling of at least two exploration wells. This activity will take place on the south portion of the Prospect and meets the near-term work requirements under the License. Subject to the availability of funds plus proper equipment and personnel or a farm-out arrangement, management feels that US$15 million or more can be productively invested under the license as defined in the Year 2 and Year 3 work commitments.

We are seeking a joint venture partner, which might act as the operator to conduct seismic work and drill our wells. Our ability to accomplish this seemingly has been impaired by the recent dramatic decline in oil prices. If we are unsuccessful in procuring such a partner and provided that we procure funds therefor, we intend to engage the services of a qualified seismic company to acquire additional 3D seismic data and (once we have identified proposed drilling sites) a third party contractor for drilling operations. Subject to necessary financing, management foresees no problem in procuring the services of one or more qualified operators and drillers in connection with the initial phase of our plan of operation. In all cases, the operator will be responsible for all regulatory compliance regarding the well, including any necessary permitting for the well. In addition to regulatory compliance, the operator will be responsible for hiring the drilling contractor, geologist and petroleum engineer to make final decisions relative to the zones to be targeted, well design, and bore-hole drilling and logging. Should the well be successful, the operator would thereafter be responsible for completing the well, installing production facilities and interconnecting with gathering or transmission pipelines if economically appropriate. We expect to pay third party operators (i.e. not joint venture partner with us) commercially prevailing rates.

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

Results of Operations

Our results of operation for the three-month periods ended May 31, 2015 and 2014 are summarized in the table below:

	Three months Ended May 31, 2015	Three months Ended May 31, 2014

Revenue	$-	$-
Operating Expenses	$92,359	$234,017
Other (income)/expenses	$(240)	$8.694
Net Loss	$92,119	$242,711

Our operating expenses for the three-month periods ended May 31, 2015 and 2014 are outlined in the table below:

	Three months Ended May 31, 2015	Three months Ended May 31, 2014

General and Administrative	$25,616	$17,517
Exploration Costs	$2,550	$3,470
Professional Fees	$18,667	$181,120
Rent	$5,526	$3,110
Travel	$40,000	$28,800
Total Operating Expenses	$92,359	$234,017

Results of Operations for the Three-Month Periods Ended May 31, 2015 and 2014

Revenues. We did not earn any revenues for either the quarter ended May 31, 2015 or the similar period in 2014. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter the commercial production

Expenses. The total expenses incurred during the quarter ended May 31, 2015 were approximately 61% less than those incurred during the quarter ended May 31, 2014. The decrease of approximately $141,700 reflects a nearly 90% reduction in professional fees offset to some extent by increases in travel and general and administrative expenses. The bulk of our activities during the quarter ended May 31, 2015 were aimed at raising capital. However, the company did not make any payments to third parties associated with its capital raising efforts. It did pay some extraordinary professional fees, both with common stock and cash as described below.

The largest component of the decline in our expenses was the reduction in professional fees for the quarter ended May 31, 2015 compared to the quarter ended May 31, 2014. We did not incur any investment banking and financial advisory fees for third party fund raising assistance during the current reporting period but have such expenses in the comparable period last year. Additionally, during the period ending May 31, 2014, we did made a one-time payment of common stock to a former advisor for the early release of certain potential funding sources from their post-termination non-circumvent status.

Travel expenses during the quarter ended May31, 2015 were about $11,000 higher than for the quarter ended May 31, 2014. This increase reflects the costs of an extended visit to Australia for face-to-face meetings with investment bankers, potential farm-in partners, prospective field service providers and government oil and gas regulators.

General and administrative expenses were about $8,100 higher for the quarter ended May 31, 2015 compared to the 3-month period ended May 31, 2014. The increase is associated with a non-cash charge for the impact of foreign currency fluctuations on the asset carrying value of our Australian subsidiary. This increase was partially offset by reductions in other general and administrative expenses.

Our exploration costs during the quarter ended May 31, 2015 declined by about $1,000 compared to those costs incurred during the comparable period ended May 31, 2014. Because the License work program is currently suspended, there was very little technical work required during either reporting period. After the quarter ended May 31, 2015, certain new technical data files relevant to the License area were made public by the South Australian government. Analysis of this information is expected to increase exploration costs in the near-term.

Net loss. Our net loss for the quarter ended May 31, 2015 decreased by approximately $150,600 (a 62% decline) as compared to the quarter ended May 31, 2014. This result reflects dramatically lower professional fees offset by modest dollar increases in travel and general corporate expenses. We also benefited from favorable US$ exchange rate as well.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Requirements

Financing History and Immediate, Short-Term Capital Needs

Since the change in our corporate direction in January 2012, we have financed our business primarily through private placements of common stock. Since January 2012 we conducted several rounds of financing in which we raised total “seed” capital in the amount of $2,653,750 resulting in the issuance of 19,474,167 shares of our common stock. These figures include the results-to-date of the current private placement discussed below. As of May 31, 2015, we had drawn $10,650 in funds against our bank credit card. From time to time, our officers and directors have advanced short-term funds. As of July 10, 2015, we had outstanding loans totaling $83,600 from two directors and an entity controlled by one officer. These loans are each evidenced by demand notes, which are non-interest bearing.

As of May 31, 2015, we had cash in the amount of $20,065, and we had a working capital deficit of about $795,149. As of July 13, 2015, we had the US dollar equivalent of approximately $21,200 of cash on hand. The bulk of the current working capital deficit is associated with the consolidation promissory note in the original principal amount of $542,294 made payable to Liberty Petroleum Corporation (“Liberty”). As extended, this consolidation promissory note is due and payable on or before September 2, 2015, provided that if we make prepayments in the aggregate amount of $250,000 prior to the due date, then the due date for the remainder of the principal amount of and accrued interest on the note would be extended until November 2, 2015.

Given the amount of cash on hand, we anticipate the need to raise an estimated $3.5 million of additional funds by end of October 2015 for operating expenses, retirement of the Liberty note and completion of the second year of our work commitment. We intend to try to do this by common stock private placements to individual and institutional investors. We have no assurances that we will be successful in raising required additional funds. If we are unsuccessful in raising required additional funds in the immediate future, we will need (among other things) to seek a further extension of the Liberty note and our work commitment under the License. While Liberty and the related governmental authorities have accommodated us in the past in this regard, we have no assurance that they would accommodate us again. Our failure to raise required additional funds and our subsequent failure to obtain an extension of the Liberty note and our work commitment under the License could have adverse consequences for us, including our inability to continue our business plan, which could result in a complete loss of stockholders’ equity.

Long-Term Capital Needs

The five-year work commitment relating to the License imposes certain financial obligations on us. In management’s view, the geotechnical work completed in year-one was sufficient to satisfy the requirement for year-one, and we filed our report in this connection with the South Australian government. We have received no comments from the government relating to this report. However, we will need to obtain additional financing above that discussed above before we can fully implement our current plan of operation. This includes monies to meet the second year requirements of the work commitment. This second year will end on April 27, 2016, though the South Australian has assured us that, if fieldwork has been initiated, time will be allowed to complete the seismic survey. Moreover, we expect to need a substantial amount of funds to develop the Prospect. In addition to the preceding, we will need working capital to satisfy our general and administrative expenses.

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

In June 2015 we initiated a private placement program offering of our Common Stock in order to raise funds to meet our immediate cash needs. We are seeking to place with accredited investors up to 3.0 million Common Shares at a price of $0.50 per share. As of July 7, 2015, we had raised $50,000 and accordingly have issued 100,000 Common Shares.

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

Consequences of a Financing Failure

The amount of cash on hand, the pending maturity of the Liberty note, and the need to raise additional capital of at least $3.5 million by the end of October 2015 to continue operations and satisfy our obligations for the second year of our work commitment have all heightened our need to raise a significant amount of additional capital in the near future. If required financing is not available on acceptable terms, we could be prevented from satisfying our debt or work commitment obligations, or developing the Prospect. Our failure to pay timely the Liberty note could result in Liberty’s exercise of the rights of an unsecured creditor and possibly levy encumbrances on all or a large part of our assets. Our failure to honor our work commitment could result in our loss of the Prospect. Our failure to procure required financing on acceptable terms could prevent us from developing the Prospect. If any of the preceding events were to occur, we could be forced to cease our business plan altogether, which could result in a complete loss of stockholders’ equity. If we do not obtain additional financing through an equity or debt offering, we may be constrained to attempt to sell some portion of the Prospect under unfavorable circumstances and at an undesirable price. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such sale would be adequate to fund our activities. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During June 2015, we effected a private placement of 100,000 of our shares of common stock (“Shares”) with one investor at a price of $0.50 per Share. The issuances of these Shares are claimed to be exempt pursuant to Section 4(2) of the Act and Rule 506 of Regulation D under the Act. No advertising or general solicitation was employed in offering these securities. The offering and sale was made only to a single accredited investor, and subsequent transfers were restricted in accordance with the requirements of the Act.

Item 6. Exhibits.

(10)         The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description

31.01	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.02	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

July 15, 2015

