Form 10-Q
period 2015-08-31
Discovery Energy Corp.
filed 2015-10-13
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 140,089,501 common shares as of September 30, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp.

Balance Sheets

(Unaudited)

	August 31,	February 28,
	2015	2015
Assets
Current Assets
Cash	$20,887	$859
Prepaid expenses	6,025	16,176
Total Current Assets	26,912	17,035
Oil and gas property – unproved (successful efforts method)	2,421,415	2,421,415
Total Assets	$2,448,327	$2,438,450

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$63,418	$97,256
Accounts payable- related parties	117,071	134,299
Other liabilities	9,501	13,860
Promissory notes-related parties	86,600	143,600
Promissory notes	542,294	542,294
Total Current Liabilities	818,884	931,309

Stockholders' Equity
Preferred stock- 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock - 500,000,000 shares authorized, $0.001 par value – 140,006,167 and 139,239,500 shares issued and outstanding as of August 31, 2015 and February 28, 2015, respectively	140,089	139,239
Additional paid in capital	3,933,047	3,633,897

Accumulated deficit	(2,446,155)	(2,259,311)
Accumulated other comprehensive income (loss)	2,462	-6,684
Total Stockholders' Equity	1,629,443	1,507,141
Total Liabilities and Stockholders' Equity	$2,448,327	$2,438,450

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp.

Statements of Expenses and Other Comprehensive Income (Loss)

(Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	August 31,	August 31,	August 31,	August 31,
	2015	2014	2015	2014
Expenses
General and administrative	$17,868	$29,571	$43,484	$47,088
Exploration costs	33,747	5,625	36,297	9,095
Professional fees	38,066	29,799	56,733	210,919
Rent	3,089	3,231	8,615	6,341
Travel	0	566	40,000	29,366
Total expenses	92,770	68,792	185,129	302,809

Other (Income) Expenses
Interest expense	5,270	4,308	10,613	9,403
Miscellaneous income	(9)	(22)	(25)	(34)
Foreign exchange loss/(gain)	(3,306)	(5,129)	(8,873)	(1,518)

Other (income) expenses	1,955	(843)	1,715	7,851

Net loss	$(94,725)	$(67,949)	$(186,844)	$(310,660)

Comprehensive loss
Net loss	(94,725)	(67,949)	(186,844)	(310,660)
Foreign currency translation adjustments	(2,097)	(100)	9,146	(2,100)
Total comprehensive loss	$(96,822)	$(68,049)	$(177,698)	$(312,760)

Net loss per share – basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average number of shares outstanding- basic and diluted	139,975,732	138,667,994	139,872,109	138,667,994

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp.

Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	August 31, 2015	August 31, 2014

Cash flows used in operating activities
Net loss	$(186,844)	$(310,660)
Adjustments to reconcile net loss to net
Cash used in operating activities
Shares issued for services	-	99,520
Changes in assets and liabilities:
Prepaid expenses	10,151	9,545
Accounts payable – related party	(17,228)	56,261
Interest payable	8,566	-
Accounts payable and accrued liabilities	(46,763)	(22,036)
Net cash used in operating activities	(232,118)	(167,370)

Cash flows from financing activities
Repayments on notes payable-related party	(64,000)	-
Common stock issued	250,000	-
Stock subscription proceeds	50,000	55,000
Proceeds from notes payable-related party	7,000	112,200
Net cash flows from financing activities	243,000	167,200

Foreign exchange effect on cash	9,146	-

Change in cash during the period	20,028	(170)

Cash beginning of the period	859	2,483

Cash end of the period	$20,887	$2,313

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

2.         Going Concern

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, the successful development of the Prospect or one or more alternative oil and gas properties, and the attainment of profitable operations. As of August 31, 2015, the Company has not generated any revenues and has an accumulated loss of $2,446,155 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.         Related Party Transactions

As of August 31 and February 28, 2015, the Company owed $117,071 and $134,299, respectively, to certain Company directors for reimbursement of expenses paid on behalf of the Company. In addition, as of August 31 and February 28, 2015, the Company owed $86,600 and $143,600, respectively, for promissory notes issued to various related parties. These amounts are unsecured, non-interest bearing and due on demand.

4.         Oil and Gas Properties

On May 19, 2014, the Company received notice from the Government of South Australia that it had issued certain modifications to the License and suspended the License for a period of six months. Under the amended License, the Company will be required to drill 7 exploratory wells rather than 12, as originally required. These required wells must now be drilled in years 3, 4, and 5 (2, 2, and 3 wells, respectively) giving the Company additional time to execute its work plan. The amount of required 2D seismic was also reduced to 100 kilometers (in year 3) from 250 kilometers (in year 2) but the total 3D seismic work guaranteed increased to 500 square kilometers from 400 square kilometers. However, the 3D seismic survey requirement is spread over years 2, 3 and 4 (100, 200 and 200 sq. km. respectively). The effect of the suspension was to move the end date of the four years remaining in the initial term of the License six months into the future. Hence, year 2 would end on April 27, 2015, year 3 on April 27, 2016, year 4 on April 27, 2017 and the fifth and final year of the initial term would end on April 27, 2018.

On February 15, 2015, the Company received notice from the government of South Australia that it had suspended the License for a further period of six months. The effect of the suspension was to move the end date of the four years remaining in the initial term of the License six months into the future. Hence, year 2 would end on October 25, 2015, year 3 on October 25, 2016, year 4 on October 25, 2017 and the fifth and final year of the initial term would end October 25, 2018.

On July 13, 2015, the Company received confirmation from the government of South Australian that the Company’s application for a further six-month suspension of the work commitment relating to the Petroleum Exploration License (PEL) 512 covering the Company’s 584,651-acre prospect in South Australia had been approved effective July 9, 2015.

As further extended, the Company’s remaining work commitments are due to be completed by April 27, 2019, as set out below:

*	Year 2 ending April 27, 2016 - Conduct a new 3D seismic survey totaling at least 100 kilometers.
*	Year 3 ending April 27, 2017 - Acquire new 2D seismic data totaling at least 100 kilometers, acquire 3D seismic data totaling at least 200 square kilometers and drill two wells.
*	Year 4 ending April 27, 2018 - Acquire new 3D seismic data totaling at least 200 square kilometers and drill two wells.
*	Year 5 ending April 27, 2019 - Drill three wells

The modification extends the time that the Company has to meet its commitments. If the Company is unable to honor this work commitment, the result could be a need for a further modification or amendment to the most recently approved, amended work plan, or the assignment of the License to Liberty Petroleum Corporation (“Liberty”) pursuant to the terms of the Novation Deed or its reversion to the South Australian Government. Liberty had previously assigned to the Company Liberty’s prospective rights to the License.

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

On June 9, 2015, the Company repaid an unsecured corporate demand note with William Begley totaling $2,000. The note was dated February 21, 2015.

On July 3, 2015, the Company repaid two unsecured corporate demand notes with William Begley totaling $12,000. The notes were dated December 17, 2014 and January 1, 2015 for $6,000 each.

On August 11, 2015, the Company entered into an unsecured corporate demand note with William Begley, a related party. The note was in the amount of $3,000, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The note is non-interest bearing.

6.         Common Stock

On March 20, 2015, the Company issued 666,667 shares at a price of $0.30.

On June 15, 2015, the board of directors approved a private placement of up to 3,000,000 Common Shares at a price of $0.50 per share.

On June 26, 2015, the Company received $50,000 from a private investor and subsequently issued 100,000 Common Shares at a price of $0.50 per share.

On August 25, 2015, the Company received $50,000 from a private investor. The related 83,334 Common Shares were issued on September 4, 2015 at a price of $0.60 per share.

7.         Subsequent Events

Effective September 2, 2015, the Company and Liberty Petroleum Corporation amended the Consolidaton Note so that the Initial Due Date will be January 5, 2016, and provided that if the Company makes prepayments in the aggregate amount of $250,000 prior to the new Initial Due Date of Janaury 5, 2016, then the due date for the remainder of the principal amount of and accrued interest on the Consolidation Note would be exteneded until March 2, 2016.

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

Beginning in the second quarter of fiscal 2015 a significant decline in the price of oil has affected the oil and gas industry worldwide. This decline began in June 2014 when the price of Brent oil was above US$110 per barrel and continued to a low of US$49 per barrel in January of 2015. Prices then recovered near upper US$60s per barrel in May 2015, only to decline about 24% to US$48.38/bbl on September 30, 2015. Current oil prices make our ability to complete a capital raising transaction or procure a joint venture partner more difficult. Although we believe that we will continue to be challenged by low oil prices for the near future, we are not currently in a position to determine the full extent of that impact. As a result of the decline in oil prices we have and are making changes to our ongoing business strategy to best position ourselves for when the markets improve.

Although we are continuing efforts to complete a major capital raising transaction, we are shifting our emphasis away from a single capital raising transaction that would meet our financial needs for an extended period of time. Our new emphasis will be on obtaining sufficient funds for us to complete the second year of our work commitment and positioning our company to exploit commercially the Prospect at the appropriate time in the future. This shift in strategy will minimize the dilution to shareholders and is partly due to depressed energy prices which presently do not justify efforts to produce hydrocarbons and that presently have made more difficult capital raising transactions under acceptable terms. Our strategy will be to optimally position our company to begin the development of the Prospect after energy prices have recovered sufficiently. Part of our positioning includes the following:

*	Efforts to procure purchase/off-take contracts for our hydrocarbons once we are in a production mode.

*	Efforts to procure one or more joint venture partners to undertake jointly 3D seismic surveys at reduced costs to all parties, which surveys will satisfy in part our License work commitment

*	Efforts to procure one or more joint venture partners that would drill wells on the Prospect, which wells will satisfy in part our License work commitment

*	Efforts to procure funds at a minimum or even an optimal level so that we are able to satisfy our financial obligations and at even greater levels so that we are able to pursue our business plan in the manner that we prefer

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

In the remainder of this Report, Australian dollar amounts are prefaced by “AU$” while United States dollar amounts are prefaced simply by “$” or (when used in close proximity to Australian dollar amounts) by “US$.” When United States dollar amounts are given as equivalents of Australian dollar amounts, such United States dollar amounts are approximations only and not exact figures. During the three months ended August 31, 2015, that exchange rate has varied from a low of US$1.00/AU$1.2822 to a high of US$1.00/AU$1.4057. On September 30, 2015 the rate stood at US$1.00/AU$1.4245.

Plan of Operation

General

We intend to engage primarily in the exploration and conventional development of oil and gas on the Prospect in an effort to develop oil and gas reserves, and related natural gas liquids and condensates. Our principal products will be crude oil and natural gas. Our development strategy will be directed in the multi-pay target areas of South Australia, with principal focus on the prolific Cooper/Eromanga Basin, towards initiating and rapidly expanding production rates and proving up significant reserves primarily through exploratory drilling. Our mission will be to generate superior returns for our stockholders by working with industry partners, suppliers and the community to build a focused exploration and production company with strong development assets in the oil and gas sector.

In the right circumstances, we might assume the entire risk of the drilling and development of the Prospect. More likely, we will determine that the drilling and development of the Prospect can be more effectively pursued by inviting industry participants to share the risk and the reward of the Prospect by financing some or all of the costs of drilling wells. Such arrangements are frequently referred to as “farm-outs.” In such cases, we may retain a carried working interest or a reversionary interest, and we may be required to finance all or a portion of our proportional interest in the Prospect. Although this approach will reduce our potential return should the drilling operations prove successful, it will also reduce our risk and financial commitment to a particular prospect. Prospective participants regarding possible “farm-out” arrangements have already approached us, and we continue to have discussions with some of these persons.

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

We received from the South Australian Minister for Mineral Resources and Energy three six-month extensions of the work commitment relating to the License, the first in May 2014, the second in February 2015 and the third in July 2015. The first of these extensions also reduced our obligations under the work commitment. In view of this reduction and these extensions, our remaining work commitment involves the following:

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

We are seeking a joint venture partner, which might act as the operator to conduct seismic work and drill our wells. Our ability to accomplish this seemingly has been impaired by the recent dramatic decline in oil prices. If we are unable to procure such a partner and provided that we procure funds therefor, we intend to engage the services of a qualified seismic company to acquire additional 3D seismic data and (once we have identified proposed drilling sites) a third party contractor for drilling operations. Subject to necessary financing, management foresees no problem in procuring the services of one or more qualified operators and drillers in connection with the initial phase of our plan of operation. In all cases, the operator will be responsible for all regulatory compliance regarding the well, including any necessary permitting for the well. In addition to regulatory compliance, the operator will be responsible for hiring the drilling contractor, geologist and petroleum engineer to make final decisions relative to the zones to be targeted, well design, and bore-hole drilling and logging. Should the well be successful, the operator would thereafter be responsible for completing the well, installing production facilities and interconnecting with gathering or transmission pipelines if economically appropriate. We expect to pay third party operators (i.e. not joint venture partner with us) commercially prevailing rates.

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

The principal oil, natural gas and gas liquids transportation hub for the region of South Australia surrounding the Prospect is located in the vicinity of Moomba. This processing and transportation center is approximately 60 km (36 miles) due east of the Prospect’s eastern boundary. Large diameter pipelines deliver oil and gas liquids from Moomba south to Port Bonython (Whyalla). Natural gas is also moved south to Adelaide or east to Sydney. A gas transmission pipeline also connects Moomba to Ballera, which is located northeastward in the State of Queensland. From Ballera gas can be moved to Brisbane and Gladstone, where several liquefied natural gas (LNG) projects are under development. The Moomba treating and transportation facilities and the southward pipelines were developed and are operated by a producer consortium led by Santos Limited (no relation to us).

We cannot accurately predict the costs of transporting our production until we locate our first successful well. The cost of installing infrastructure to deliver our production to Moomba or elsewhere will vary depending upon distance traversed, negotiated handling/treating fees, and pipeline tariffs.

Results of Operations

Our results of operation for the three- and six-month periods ended August 31, 2015 and 2014 are summarized in the table below:

	Three months Ended	Three months Ended	Six months Ended	Six months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014

Revenue	$0	$0	$0	$0
Operating Expenses	$92,770	$68,792	$185,129	$302,809
Other (income)/expenses	$1,955	$(843)	$1,715	$7,851
Net Loss	$(94,725)	$(67,949)	$(186,844)	$(310,660)

Our operating expenses for the six-month periods ended August 31, 2015 and 2014 are outlined in the table below:

	Three months Ended	Three months Ended	Six months Ended	Six months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014

General and Administrative	$17,868	$29,571	$43,484	$47,088
Exploration Costs	$33,747	$5,625	$36,297	$9,095
Professional Fees	$38,066	$29,799	$56,733	$210,919
Rent	$3,089	$3,231	$8,615	$6,341
Travel	$0	$566	$40,000	$29,366
Total Operating Expenses	$92,770	$68,792	$185,129	$302,809

Results of Operations for the Three-Month Periods Ended August 31, 2015 and 2014

Revenues. We did not earn any revenues for either the quarter ended August 31, 2015 or the similar period in 2014. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter the commercial production.

Expenses. Total expenses incurred during the quarter ended August 31, 2015 were approximately 39% higher than those incurred during the quarter ended August 31, 2014. The increase of approximately $24,000 reflects greater exploration costs, and professional fees partially offset by lower general and administrative expenses. The bulk of our activities during the quarter ended August 31, 2015 were aimed at achieving an enhanced understanding of the License area’s technical potential and prospectivity. This work was in part a response to due diligence inquiries by a potential investor.

As noted above, the enhancement and extension of our technical database and analysis was a focus during the quarter ended August 31, 2015. As a result, exploration costs increased about $28,000 compared to the similar period in 2014. Improved analytics were achieved by, among other things, incorporating recently released 3D seismic and well completion data from operations adjacent to the License area into our technical database.

Professional fees for the quarter ended August 31, 2015 increased approximately $8,000, or 28% compared to the quarter ended August 31, 2014 due primarily to higher cost associated with meeting the financial reporting obligations of a company that reports to the U.S. Securities and Exchange Commission.

General and administrative expenses were about $11,700 lower during the quarter ended August 31, 2015 compared to the same period last fiscal year. This drop was almost entirely explained by reduced non-cash charges associated with the impact of currency fluctuations on assets held by our Australian subsidiary.

Net loss. Our net loss for the quarter ended August 31, 2015 increased by approximately $26,800 as compared to the quarter ended August 31, 2014. While various operating cost components moved up or down, as discussed above, the net increase in the loss is mostly attributable to higher exploration costs during the period ended August 31, 2015. On a per share basis, our losses for both the three-month periods ended August 31, 2015 and August 31, 2014 were less than $0.01

Results of Operations for the Six-Month Periods Ended August 31, 2015 and 2014

Revenues. We did not earn any revenues for either the six months ended August 31, 2015 or the similar period in 2014. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter into commercial production.

Expenses. The total expenses incurred during the six months ended August 31, 2015 were nearly $118,000 or 39% less than those incurred during the six months ended August 31, 2014. A substantial decline in professional fee payments was the primary reason for the decline. This drop was somewhat offset by increased exploration costs and travel costs and expenses. These changes reflect differences in the types of activities required to support and sustain our capital raising activities.

As noted above, the largest component of our reduced expenses was dramatically lower professional fees during six months ended August 31, 2015 compared to the same period ended August 31, 2014. The reduction reflects the lack of investment banking and financial advisory fee payments (third party fund raising assistance) during the most recent six-month period compared to the six-month period ended August 31, 2014. As a result, expenses in this category were less by about $154,000.

Our exploration costs during the six months ended August 31, 2015 increased by over $27,000 compared to the same period ended August 31, 2014. As noted above, this increase reflects work done to extend and enhance our technical database and understanding to, among other things respond to a potential investor’s due diligence inquiries.

Travel expenses during the six months ended August 31, 2015 were about 36% higher than for the six months ended August 31, 2014. The increase reflects the cost of an extended stay in Australia for face-to-face meetings with government officials, investment bankers and potential farm-in partners.

Rent payments were somewhat higher, and general and administrative expenses were somewhat lower in the six months ended August 31, 2015 compared to the six months ended August 31, 2014. The dollar amounts of these two variances were relatively small and, combined resulted in a net decrease in expenses of about $1,300 for the six months ended August 31, 2015 compared to the same period ended August 31, 2014.

Net loss. Our net loss for the six months ended August 31, 2015 was approximately 40% less than the loss recorded for the six months ended August 31, 2014. As noted above, this result was driven by lower professional fee payments, partially offset by higher exploration expenses. On a per share basis, our losses for both the six-month periods ended August 31, 2015 and August 31, 2014 were less than $0.01.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Requirements

Financing History and Immediate, Short-Term Capital Needs

Since the change in our corporate direction in January 2012, we have financed our business primarily through private placements of common stock. Since January 2012 we conducted several rounds of financing in which we raised total “seed” capital in the amount of $2,703,750 resulting in the issuance of 19,557,501 shares of our common stock. These figures include the results-to-date of the current private placement discussed below. As of August 31, 2015, we had drawn $10,650 in funds against our bank credit card. From time to time, our officers and directors have advanced short-term funds. As of September 30, 2015, we had outstanding loans totaling $86,600 from two directors and an entity controlled by one officer. These loans are each evidenced by demand notes, which are non-interest bearing.

As of August 31, 2015, we had cash in the amount of $20,887, and we had a working capital deficit of about $792,000. As of September 30, 2015, we had the US dollar equivalent of approximately $9,120 of cash on hand. The bulk of the current working capital deficit is associated with the consolidation promissory note in the original principal amount of $542,294 made payable to Liberty Petroleum Corporation (“Liberty”). As extended, this consolidation promissory note is due and payable on or before January 5, 2016, provided that if we make prepayments in the aggregate amount of $250,000 prior to the due date, then the due date for the remainder of the principal amount of and accrued interest on the note would be extended until March 2, 2016.

Given the amount of cash on hand, we anticipate the need to raise an estimated $3.4 million of additional funds by end of April 2016 for operating expenses, retirement of the Liberty note and completion of the second year of our work commitment. We intend to try to do this by common stock private placements to individual and institutional investors. We have no assurances that we will be successful in raising required additional funds. If we are unable to raise the required additional funds in the immediate future, we will need (among other things) to seek a further extension of the Liberty note and our work commitment under the License. While Liberty and the related governmental authorities have accommodated us in the past in this regard, we have no assurance that they would accommodate us again. Our inability to raise required additional funds and our subsequent failure to obtain an extension of the Liberty note and our work commitment under the License could have adverse consequences for us, including our inability to continue our business plan, which could result in a complete loss of stockholders’ equity.

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

Between November 2015 and the end of April 2017, we estimate that at least $11.4 million of additional capital will be required to continue operations and satisfy our obligations for the third year of our work commitment. This amount will be needed before we are able to commence production on the Prospect. Accordingly, this amount must be raised. Moreover, this amount would not allow us to develop the Prospect in any meaningful way.

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

Our capital strategy for most of the past two years or so has been to try to engage in a single major capital raising transaction to provide sufficient funds to satisfy our capital needs for a number of years to come. While we are not completely abandoning this strategy, we are shifting our emphasis in an effort to try to engage in one or more smaller capital raising transactions to provide sufficient funds to satisfy our capital needs through April 2016. We are engaged in discussions regarding smaller financings at this time, but we have not reached an agreement in principle, much less a definitive agreement, in this regard. We have no assurance that we will be successful in obtaining required funds.

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

Consequences of a Financing Failure

The amount of cash on hand, the pending maturity of the Liberty note, and the need to raise additional capital of at least $3.5 million by the end of April 2016 to continue operations and satisfy our obligations for the second year of our work commitment have all heightened our need to raise a significant amount of additional capital in the near future. If required financing is not available on acceptable terms, we could be prevented from satisfying our debt or work commitment obligations, or developing the Prospect. Our failure to pay timely the Liberty note could result in Liberty’s exercise of the rights of an unsecured creditor and possibly levy encumbrances on all or a large part of our assets. Our failure to honor our work commitment could result in our loss of the Prospect. Our failure to procure required financing on acceptable terms could prevent us from developing the Prospect. If any of the preceding events were to occur, we could be forced to cease our business plan altogether, which could result in a complete loss of stockholders’ equity. If we do not obtain additional financing through an equity or debt offering, we may be constrained to attempt to sell some portion of the Prospect under unfavorable circumstances and at an undesirable price. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such sale would be adequate to fund our activities. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During August 2015, we effected a private placement of 50,000 of our shares of common stock (“Shares”) with one investor at a price of $0.60 per Share. The issuances of these Shares are claimed to be exempt pursuant to Section 4(2) of the Act and Rule 506 of Regulation D under the Act. No advertising or general solicitation was employed in offering these securities. The offering and sale was made only to a single accredited investor, and subsequent transfers were restricted in accordance with the requirements of the Act.

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

October 13, 2015

