Form 10-Q
period 2015-11-30
Discovery Energy Corp.
filed 2016-01-19
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 140,089,501 common shares as of January 16, 2016.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

	November 30,	February 28,
	2015	2015
Assets
Current Assets
Cash	$4,693	$859
Prepaid expenses	950	16,176
Total Current Assets	5,643	17,035
Oil and gas property – unproved (successful efforts method)	2,421,415	2,421,415
Total Assets	$2,427,058	$2,438,450

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$96,231	$97,256
Accounts payable- related parties	121,061	134,299
Other liabilities	13,886	13,860
Promissory notes-related parties	96,600	143,600
Promissory notes	542,294	542,294
Total Current Liabilities	870,072	931,309

Stockholders' Equity
Preferred stock- 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock - 500,000,000 shares authorized, $0.001 par value – 140,089,501 and 139,239,500 shares issued and outstanding as of November 30, 2015 and February 28, 2015, respectively	140,089	139,239
Additional paid in capital	3,933,047	3,633,897
Accumulted deficit	(2,515,349)	(2,259,311)
Accumulated other comprehensive income (loss)	(801)	(6,684)
Total Stockholders' Equity	1,556,986	1,507,141
Total Liabilities and Stockholders' Equity	$2,427,058	$2,438,450

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp. and Subsidiary

Consolidated Statements of Expenses and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2015	2014	2015	2014
Expenses
General and administrative	$11,720	$9,792	$55,204	$56,880
Exploration costs	25,696	14,550	61,993	23,645
Professional fees	23,006	20,672	79,739	231,591
Rent	3,154	3,744	11,769	10,085
Travel	-	1,496	40,000	30,862
Total expenses	63,576	50,254	248,705	353,063

Other (Income) Expenses
Interest expense	5,102	4,306	15,715	13,709
Miscellaneous income	(2)	(8)	(27)	(42)
Foreign exchange loss/(gain)	518	(1,721)	(8,355)	(3,239)

Other (income) expenses	5,618	2,577	7,333	10,428

Net loss	$(69,194)	$(52,831)	$(256,038)	$(363,491)

Comprehensive loss
Net loss	(69,194)	(52,831)	(256,038)	(363,491)
Foreign currency translation adjustments	(3,263)	(2,258)	5,883	(4,358)
Total comprehensive loss	$(72,457)	$(55,089)	$(250,155)	$(367,849)

Net loss per share – basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average number of shares outstanding- basic and diluted	140,086,753	138,754,212	139,943,137	138,754,212

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	November 30, 2015	November 30, 2014

Cash flows used in operating activities
Net loss	$(256,038)	$(363,491)
Adjustments to reconcile net loss to net
Cash used in operating activities
Shares issued for services	-	99,520
Changes in assets and liabilities:
Prepaid expenses	15,226	14,317
Accounts payable – related party	(13,238)	54,548
Interest payable	12,847	12,923
Accounts payable and accrued liabilities	(13,846)	(35,777)
Net cash used in operating activities	(255,049)	(217,960)

Cash flows from financing activities
Repayments on notes payable-related party	(64,000)	-
Common stock issued	300,000	-
Stock subscription proceeds	-	95,000
Proceeds from notes payable-related party	17,000	128,200
Net cash flows from financing activities	253,000	223,200

Foreign exchange effect on cash	5,883	(2,358)

Change in cash during the period	3,834	2,882

Cash beginning of the period	859	2,483

Cash end of the period	$4,693	$5,365

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp. and Subsidiary

Notes to the Unaudited Consolidated Financial Statements

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s February 28, 2015 Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 28, 2015, as reported on Form 10-K, have been omitted.

2.	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, the successful development of the Prospect or one or more alternative oil and gas properties, and the attainment of profitable operations. As of November 30, 2015, the Company has not generated any revenues and has an accumulated loss of $2,515,349 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Related Party Transactions

As of November 30 and February 28, 2015, the Company owed $121,061 and $134,299, respectively, to certain Company directors for reimbursement of expenses paid on behalf of the Company. In addition, as of November 30 and February 28, 2015, the Company owed $96,600 and $143,600, respectively, for promissory notes issued to various related parties. These amounts are unsecured, non-interest bearing and due on demand.

4.	Oil and Gas Properties

On May 19, 2014, the Company received notice from the Government of South Australia that this government had issued certain modifications to the License and suspended the License for a period of six months. Such a suspension functions like an extension. Under the amended License, the Company will be required to drill 7 exploratory wells rather than 12, as originally required. These required wells must be drilled in years 3, 4, and 5 (2, 2, and 3 wells, respectively). The amount of required 2D seismic was also reduced to 100 kilometers (in year 3) from 250 kilometers (in year 2) but the total 3D seismic work guaranteed increased to 500 square kilometers from 400 square kilometers. However, the 3D seismic survey requirement is spread over years 2, 3 and 4 (100, 200 and 200 sq. km. respectively). Subsequent to this modification and suspension, the Company received two additional six-month suspensions, one in February 2015 and the other in July 2015. In view of these modifications and suspensions, the Company’s remaining work commitment involves the following:

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

The Company’s inability to honor this work commitment may result in the assignment of the License to Liberty pursuant to the terms of the document by which Liberty assigned the License to the Company, or its reversion to the South Australian Government.

5.	Notes Payable

Two promissory notes were issued on October 26, 2012 to Liberty upon delivery of the License with an aggregate principal amount of $650,000. The original terms of the note were:

(i)	One note in the original principal amount of $500,000 was originally due on April 26, 2013.

(ii)	The other note in the original principal amount of $150,000 was originally due on July 26, 2013.

(iii)	Both notes bear interest at a floating rate equal to the one month term LIBOR rate, plus an additional 3%.

These promissory notes had undergone a number of amendments, including extensions of the due dates. On September 26, 2013, these promissory notes were combined into a single consolidation promissory note (the “Consolidated Note”) in the original principal amount of $542,294, as some of the principal had been reduced and some interest had accrued. Effective September 2, 2015, the Company and Liberty Petroleum Corporation amended the Consolidated Note so that the initial due date will be January 5, 2016, and provided that if the Company makes prepayments in the aggregate amount of $250,000 prior to the new initial due date of Janaury 5, 2016, then the due date for the remainder of the principal amount of and accrued interest on the Consolidated Note would be extended until March 2, 2016.

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

On March 31, 2015, the Company repaid three unsecured corporate demand notes with Keith Spickelmier, a related party, totaling $50,000. The notes were dated September 26, 2013, December 16, 2013, and January 8, 2014 for $7,500, $17,500, and $25,000, respectively.

On May 5, 2015, the Company entered into an amendment of a previous unsecured corporate demand note with Keith Spickelmier. The note was in the amount of $3,100 and the maximum term was amended and extended to the second anniversary from the date of the note. None of the other provisions of the original notes were changed.

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

On November 20, 2015, the Company entered into an unsecured corporate demand note with Keith Spickelmier. The note was in the amount of $10,000, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The note is non-interest bearing.

6.	Common Stock

On March 20, 2015, the Company issued 666,667 shares at a price of $0.30.

On June 15, 2015, the board of directors approved a private placement of up to 3,000,000 Common Shares at a price of $0.50 per share. On June 26, 2015, the Company received $50,000 from a private investor and subsequently issued 100,000 Common Shares at a price of $0.50 per share pursuant to this private placement.

On August 25, 2015, the Company received $50,000 from a private investor. The 83,334 Common Shares were issues on September 4, 2015 at a price of $0.60 per share.

7.	Subsequent Events

Effective January 5, 2016, the Consolidated Note was amended and extended to May 5, 2016 and if the Company makes prepayments in the aggregate amount of $250,000 prior to the new initial due date, then the due date for the remainder of the principal amount of and accrued interest on the Consolidation Note would be extended until July 5, 2016.

On January 15, 2016, the Company entered into an unsecured corporate demand note with Keith Spickelmier. The note was in the amount of $5,000, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The note is non-interest bearing.

On January 15, 2016, the Company entered into an unsecured corporate demand note with William Begley. The note was in the amount of $1,500, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The note is non-interest bearing.

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

General

Our company, Discovery Energy Corp., was incorporated under the laws of the state of Nevada on May 24, 2006 under the name “Santos Resource Corp.” Our current business plan is to explore for and produce oil and gas from a tract of land comprising approximately 584,651 gross acres (the “Prospect”) covered by Petroleum Exploration License (PEL) 512 (the “License”) in the State of South Australia. We adopted this business plan near the end of our fiscal 2012, after having previously abandoned our initial business plan involving mining claims in Quebec, Canada and after we had been dormant from a business perspective for a period of time. In connection with the adoption of our current business plan, we had a change in control of our company, a change in our management, a change in our corporate name, and a change of our status from a “shell” company, as that term is defined in Rule 405 of the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.

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

Beginning in the second quarter of fiscal 2015 a significant decline in the price of oil has affected the oil and gas industry worldwide. This decline began in June 2014 when the price of Brent oil was above US$110 per barrel and continued to a low of US$47 per barrel in January of 2015. Prices then recovered to above US$67 per barrel in May 2015, only to decline to around US$37 near the end of December 2015. Current oil prices make our ability to complete a capital raising transaction or procure a joint venture partner more difficult. As a result of the decline in oil prices we and most other Cooper Basin exploration companies have curtailed activities or reduced capital budgets until oil markets stablize. In light of market conditions, we are making changes to our ongoing business strategy to best position ourselves for when the markets improve.

Although we are continuing efforts to complete a major capital raising transaction, we are shifting our emphasis away from a single capital raising transaction that would meet our financial needs for an extended period of time. Our new emphasis will be on obtaining sufficient funds for us to complete the second year of our work commitment and positioning our company to exploit commercially the Prospect at the appropriate time in the future. This shift in strategy will minimize the dilution to shareholders and is partly due to depressed energy prices that presently do not justify efforts to produce hydrocarbons and that presently have made more difficult capital raising transactions upon acceptable terms. Our strategy will be to optimally position our company to begin the development of the Prospect after energy prices have recovered sufficiently. Part of our positioning includes the following:

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

To date we have made progress on each of these goals and anticipate realizing all of these goals once market conditions stablize.

Several positive developments with respect to the License occurred during our fiscal 2015. One was a beneficial modification of our five-year work commitment, which now takes into account new technologies and developments in the Cooper Basin. Additionally, we received an extension of the work commitment relating to the License for a second time. The details of these developments are discussed herein. The modification and extension of the work commitment early in fiscal 2015 reduced our obligations under the work commitment. During the second quarter of the current fiscal year (2016), we received a third extension of the work commitment. The changes to and three extensions of the work commitment are allowing us additional time to pursue capital raising transactions or procure a major joint venture partner, and perhaps benefit from a recovery in the price of oil. Moreover, one benefit of lower oil and gas prices is that the costs of third party service providers (such as seismic firms and contract drillers) have declined significantly as well, creating a more favorable business environment when we are able to take advantage of it.

Even though we have not completed a major capital raise under acceptable/attractive terms, we still have regular and ongoing payments and expenditures. These payments and expenditures, and non-payment consequences (which could be materially adverse to our interests) are discussed in detail herein. So far we have been successful in satisfying or deferring the most important of these payments and expenditures, and we expect to continue to do so in the future. However, while we have been successful in this regard to date, we have no assurance that we will continue to be successful in this regard in the future.

In the remainder of this Report, Australian dollar amounts are prefaced by “AU$” while United States dollar amounts are prefaced simply by “$” or (when used in close proximity to Australian dollar amounts) by “US$.” When United States dollar amounts are given as equivalents of Australian dollar amounts, such United States dollar amounts are approximations only and not exact figures. During the three months ended November 30, 2015, that exchange rate has varied from a low of US$1.00/AU$1.282 to a high of US$1.00/AU$1.406. On January 15, 2016 the rate stood at US$1.00/AU$1.439.

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

Proposed Initial Activities

We are in the initial phase of our plan of operation. The success of the initial phase of our plan of operation depends upon our ability to obtain additional capital to acquire seismic data with respect to the Prospect, and to drill exploratory and developmental wells. Moreover, the success of the initial phase of our plan of operation depends upon our ability to obtain additional capital to acquire seismic data with respect to the Prospect, and to drill exploratory and developmental wells. We cannot assure anyone that we will obtain the necessary capital or that we will find commercially producible amounts of oil and gas. We continue to aggressively pursue and undertaken certain financing activities described in “Liquidity and Capital Requirements - Major Financing Efforts and Other Sources of Capital” below.

To date we have obtained two independent and comprehensive oil and gas resource assessments of the Southern portion of our Licence. We anticpate our near to mid-term exploration activities will be focused in this area. We strongly believe that these detailed analyses and additional scientific studies conducted by us will translate into de-risking of exploration efforts going forward. The latest study, completed during this fiscal third quarter, examined both internal seismic and control well data as well as data from other successful producers operating nearby/adjacent to our Licence. The new findings and conclusions in each successive analysis indicate a significant improvement in E&P results in important metrics which include; success rates, production yields and proven reserves. We cannot assure anyone that we will find commercially producible amounts of oil and gas, but we continue to be encouraged by the results of the independent third-party studies and reports we have seen. Consequently we have not reported any reserve estimates to any governmental authority, but we have shared the results of our studies with the designated South Australian govermental agencies.

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

Based on our research and technical analysis to date, we believe that the License work plan can be justified. Hence, the initial phase of our plan of operation involves (among other things) conducting 3D seismic surveys totaling 300 square kilometers (approximately 116 sq. miles), conducting a 2D seismic survey of 100 kilometers (approximately 62 miles) and drilling of at least two exploration wells. We expect that this activity will take place on the south portion of the Prospect and will meet the near-term work requirements under the License. Subject to the availability of funds plus proper equipment and personnel or a farm-out arrangement, management feels that US$15 million or more can be productively invested under the License as provided with respect to the Year 2 and Year 3 work commitments.

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

The principal oil, natural gas and gas liquids transportation hub for the region of South Australia surrounding the Prospect is located in the vicinity of Moomba. This processing and transportation center is approximately 60 km (36 miles) due east of the Prospect’s eastern boundary. Large diameter pipelines deliver oil and gas liquids from Moomba south to Port Bonython (Whyalla). Natural gas is also moved south to Adelaide or east to Sydney. A gas transmission pipeline also connects Moomba to Ballera, which is located northeastward in the State of Queensland. From Ballera gas can be moved to Brisbane and Gladstone, where several liquefied natural gas (LNG) projects are located. The Moomba treating and transportation facilities and the southward pipelines were developed and are operated by a producer consortium led by Santos Limited (no relation to us).

We cannot accurately predict the costs of transporting our production until we locate our first successful well. The cost of installing infrastructure to deliver our production to Moomba or elsewhere will vary depending upon distance traversed, negotiated handling/treating fees, and pipeline tariffs.

Results of Operations

Our results of operation for the three- and nine-month periods ended November 30, 2015 and 2014 are summarized in the table below:

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	November 30,	November 30,	November 30,	November 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-
Operating Expenses	$63,576	$50,254	$248,705	$353,063
Other (income)/expenses	$5,618	$2,577	$7,333	$10,428
Net Loss	$69,194	$52,831	$256,038	$363,491

Our operating expenses for the three- and nine-month periods ended November 30, 2015 and 2014 are outlined in the table below:

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	November 30,	November 30,	November 30,	November 30,
	2015	2014	2015	2014

General and Administrative	$11,720	$9,792	$55,204	$56,880
Exploration Costs	$25,696	$14,550	$61,993	$23,645
Professional Fees	$23,066	$20,672	$79,739	$231,591
Rent	$3,154	$3,744	$11,769	$10,085
Travel	$-	$1,496	$40,000	$30,862
Total Operating Expenses	$63,576	$50,254	$248,705	$353,063

Results of Operations for the Three-Month Periods Ended November 30, 2015 and 2014

Revenues. We did not earn any revenues for either the quarter ended November 30, 2015 or the similar period in 2014. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter the commercial production.

Expenses. Total expenses incurred during the quarter ended November 30, 2015 were approximately 27% higher than those incurred during the quarter ended November 30, 2014. The increase of approximately $13,000 reflects primarily greater exploration costs, and somewhat higher professional fees; slightly higher G&A expenses were offset by lower rent and travel costs. In addition to financing, the bulk of our activities during the quarter ended November 30, 2015 were aimed at achieving an enhanced understanding of the License area’s technical potential and prospectivity. This work has given us a greater ability to demonstrate to individuals and institution the investment opportunity inherent in our License.

Again this past quarter, there was a particular focus on enhancing of our technical analysis and understanding of our License. Working with an independent consultant, we completed a second oil and gas resource study, focused on the southern part of our License area. As a result this and other exploration related work, costs associated with this activity increased about $11,000 compared to the similar period in 2014.

Net loss. Our net loss for the quarter ended November 30, 2015 increased by approximately $16,300 as compared to the quarter ended November 30, 2014. While various operating cost components moved up or down, as discussed above, the net increase in the loss is mostly attributable to higher exploration costs during the period ended November 30, 2015. On a per share basis, our losses for both the three-month periods ended November 30, 2015 and November 30, 2014 were less than $0.01

Results of Operations for the Nine-month Periods Ended November 30, 2015 and 2014

Revenues. We did not earn any revenues for either the nine months ended November 30, 2015 or the similar period in 2014. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter into commercial production.

Expenses. The total expenses incurred during the nine months ended November 30, 2015 were approximately $104,000 or 30% less than those incurred during the nine months ended November 30, 2014. A substantial decline in professional fee payments was the primary reason for the decline. This drop was somewhat offset by increased exploration costs and travel costs and expenses. These changes reflect differences in the types of activities required to support and sustain our capital raising activities.

As noted above, the largest component of our reduced expenses was dramatically lower professional fees during the nine months ended November 30, 2015 compared to the same period ended November 30, 2014. The reduction reflects the lack of investment banking and financial advisory fee payments (third party fund raising assistance) during the nine-month period ended November 30, 2015 compared to the nine-month period ended November 30, 2014. As a result, expenses in this category were less by about $152,000.

Our exploration costs during the nine months ended November 30, 2015 increased by about $38,000 compared to the same period ended November 30, 2014. As noted above, this increase reflects work done to extend and enhance our technical database and understanding to, among other things complete an independent resource study and respond to a potential investor’s due diligence inquiries.

Travel expenses during the nine months ended November 30, 2015 were about $9,000 higher than for the nine months ended November 30, 2014. The increase reflects the cost of an extended stay in Australia for face-to-face meetings with government officials, investment bankers and potential farm-in partners.

Net loss. Our net loss for the nine months ended November 30, 2015 was approximately 30% less than the loss recorded for the nine months ended November 30, 2014. As noted above, this result was driven primarily by lower professional fee payments, partially offset by higher exploration expenses. On a per share basis, our losses for both the nine-month periods ended November 30, 2015 and November 30, 2014 were less than $0.01.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Requirements

Financing History and Immediate, Short-Term Capital Needs

Since the change in our corporate direction in January 2012, we have financed our business primarily through private placements of common stock. Since January 2012 we conducted several rounds of financing in which we raised total “seed” capital in the amount of $2,703,750 resulting in the issuance of 19,557,501 shares of our common stock. As of November 30, 2015, we had drawn $10,650 in funds against our bank credit card. From time to time, our officers and directors have advanced short-term funds. As of January 16, 2016, we had outstanding loans totaling $108,453 from two directors and an entity controlled by one officer. These loans are each evidenced by demand notes, which are non-interest bearing.

As of November 30, 2015, we had cash in the amount of $4,693, and we had a working capital deficit of about $864,000. As of January 16, 2016, we had the US dollar equivalent of approximately $9,000 of cash on hand. The bulk of the current working capital deficit is associated with the consolidation promissory note in the original principal amount of $542,294 made payable to Liberty Petroleum Corporation (“Liberty”). As extended, this consolidation promissory note is due and payable on or before May 5, 2016, provided that if we make prepayments in the aggregate amount of $250,000 prior to the due date, then the due date for the remainder of the principal amount of and accrued interest on the note would be extended until July 5, 2016.

Given the amount of cash on hand, we anticipate the need to raise an estimated $3.0 million of additional funds by end of April 2016 for operating expenses, payment of a portion of the Liberty note and completion of the second year of our work commitment. We intend to try to do this by common stock private placements to individual and institutional investors. We have no assurances that we will be successful in raising required additional funds. If we are unable to raise the required additional funds in the immediate future, we will need (among other things) to seek a further extension our work commitment under the License. While the relevant governmental authorities have accommodated us in the past in this regard, we have no assurance that they would accommodate us again. Our inability to raise required additional funds and our subsequent failure to obtain an extension of the Liberty note and our work commitment under the License could have adverse consequences for us, including our inability to continue our business plan, which could result in a complete loss of stockholders’ equity.

Long-Term Capital Needs

The five-year work commitment relating to the License imposes certain financial obligations on us. In management’s view, the geotechnical work completed in year-one was sufficient to satisfy the requirement for year-one, and we filed our report in this connection with the South Australian government. We have received no comments from the government relating to this report. However, we will need to obtain additional financing above that discussed above before we can fully implement our current plan of operation. This includes monies to meet the second year requirements of the work commitment. Unless further extended, this second year will end on April 27, 2016, though the South Australian has assured us that, if fieldwork has been initiated, time will be allowed to complete the seismic survey. Moreover, we expect to need a substantial amount of funds to develop the Prospect. In addition to the preceding, we will need working capital to satisfy our general and administrative expenses.

Between January 15, 2016 and the end of April 2017, we estimate that at least $10.6 million of additional capital will be required to continue operations, retire the remainder of the Liberty note and satisfy our obligations for the third year of our work commitment. This amount will be needed before we are able to commence production on the Prospect. Accordingly, this amount must be raised. Moreover, this amount would not allow us to develop the Prospect in any meaningful way.

Beyond the third License year, we have developed a work plan for the Prospect that is expected to include additional 3D seismic surveying and exploratory drilling. Assuming availability of funding, timely governmental approvals, and access to proper equipment and trained personnel, we feel that a total of about US$16.0 million of outside capital must be invested across the Prospect the final two years of the initial License term.

If we are successful with the early wells, we will continue with a full development plan, the scope of which is now uncertain but will be based on technical analysis of acquired seismic data collected and/or reprocessed, field drilling reports and well log reports. However, all of the preceding plans are subject to the availability of sufficient funding and the procurement of all governmental approvals. We do not now have sufficient available funds to undertake these tasks, and will need to procure a joint venture partner or raise additional funds as described above. The failure to procure a joint venture partner or raise additional funds will preclude us from pursuing our business plan, as well as exposing us to the loss of the License, as discussed below. Moreover, if our business plan proceeds as just described, but our first wells do not prove the existence of producible reserves, we could be forced to cease our exploration efforts on the Prospect.

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

In addition to smaller, equity placements for short-term needs and a major capital raising transaction for long-term needs, we expect to pursue other possible sources of capital. For example, one source of funding being pursued is the sale (farm-out) of a portion of our interest in the Prospect to a joint venture partner for a cash payment and/or a work commitment. We have had preliminary discussions with several companies to become joint venture partners. To obtain the maximum combination of cash and work commitment in connection with the sale of an interest in the Prospect, we have conducted extensive geological and geophysical work, including the reprocessing of existing 3D seismic data relating to a portion of the Prospect, and we may seek to add further value by completing a 3D seismic survey over other portions of the Prospect. We have no assurance that we will secure a joint venture partner. A joint venture arrangement is unlikely to help with our immediate cash needs, but (if secured) one would help with our longer-term cash needs.

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

Finally, to conserve on our cash requirements, we may try to satisfy some of our obligations by issuing shares of our common stock, which will result in dilution in the percentage ownership interests of our existing stockholders and could result in dilution of the net asset value per share of our existing stockholders.

Consequences of a Financing Failure

The amount of cash on hand, the pending maturity of the Liberty note, and the need to raise additional capital of at least $3.5 million by the end of April 2016 to continue operations and satisfy our obligations for the second year of our work commitment have all heightened our need to raise a significant amount of additional capital in the near future. If required financing is not available on acceptable terms, we could be prevented from satisfying our debt or work commitment obligations, or developing the Prospect. Our failure to pay timely the Liberty note could result in Liberty’s exercise of the rights of an unsecured creditor and possibly levy encumbrances on all or a large part of our assets. Our failure to honor our work commitment could result in our loss of the Prospect. Our failure to procure required financing on acceptable terms could prevent us from developing the Prospect. If any of the preceding events were to occur, we could be forced to cease our business plan altogether, which could result in a complete loss of stockholders’ equity. If we do not obtain additional financing through an equity or debt offering, we may be constrained to attempt to sell all or some portion of the Prospect under unfavorable circumstances and at an undesirable price. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such partial sale would be adequate to fund our activities. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and Rule 15d-15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, the principal executive officer and principal financial officer have identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of its financial procedures. Notwithstanding this material weakness, the principal executive officer and principal financial officer have concluded that the consolidated financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows in accordance with generally accepted accounting principles. The principal executive officer and principal financial officer believe that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

January 19, 2016