Form 10-K
period 2016-02-29
Discovery Energy Corp.
filed 2016-06-14
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

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

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $31,035,125.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 140,189,501 as of June 10, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DISCOVERY ENERGY CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2016

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

PART I

Item 1. Business.

General

Our company, Discovery Energy Corp., was incorporated under the laws of the state of Nevada on May 24, 2006 under the name "Santos Resource Corp." Our current business plan is to explore for and produce oil and gas from a tract of land (the "Prospect ") covered by Petroleum Exploration License (PEL) 512 (the " License ") in the State of South Australia. We adopted this business plan near the end of our fiscal 2012, after having previously abandoned our initial business plan involving mining claims in Quebec, Canada and after we had been dormant from a business perspective for a period of time. In connection with the adoption of our current business plan, we had a change in control of our company, a change in our management, a change in our corporate name, and a change of our status from a “shell” company, as that term is defined in Rule 405 of the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.

We made significant strides in our business plan during our fiscal 2013, including the formal grant of the License after the satisfaction of a number of significant preconditions. During our fiscal 2014, we focused our efforts on completing a major capital raising transaction or procuring one or more major joint venture partners to further our business plan. We continued these efforts throughout our fiscal 2015 and 2016.

Beginning in the second quarter of fiscal 2015 a significant decline in the price of oil has affected the oil and gas industry worldwide. This decline began in June 2014 when the price of Brent oil was above US$110 per barrel and continued to a low of US$27 per barrel in January of 2016. Since then prices have recovered somewhat with the recent Nymex Futures trading near US$45 per barrel. While the effect of this price drop has worldwide implications, we believe that it has not affected the oil and gas industry in Australia as adversely as it has in other parts of the world. However, current oil prices will make our ability to complete a capital raising transaction or procure a joint venture partner more difficult. Although we believe that we will continue to be challenged by low oil prices for the near future, we are not currently in a position to determine the full extent of that impact. As a result of the decline in oil prices we have been and are making changes to our ongoing business strategy to best position ourselves for when the markets improve.

Although we are continuing efforts to complete a major capital raising transaction, we are shifting our emphasis away from a single capital raising transaction that would meet our financial needs for an extended period of time. Our new emphasis will be on obtaining sufficient funds for us to complete the second year of our work commitment and positioning ourselves to exploit commercially the Prospect at the appropriate time in the future. This shift in strategy will minimize the dilution to shareholders and is partly due to depressed energy prices which presently do not justify efforts to produce hydrocarbons and that presently have made more difficult capital raising transactions under acceptable terms. Our strategy will be to position ourselves to begin the development of the Prospect after energy prices have recovered sufficiently. Part of our posturing includes the following:

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

Our fiscal 2016 did have several positive developments. One such development was an extension of our year two of the five-year work commitment relating to the License from April 26, 2016 to April 26, 2017. The one-year extension of the work commitment allows us additional time to pursue capital raising transactions or procure a major joint venture partner, and perhaps benefit from a recovery in the price of oil. Moreover, one benefit of lower oil and gas prices is that the costs of third party service providers (such as seismic firms and contract drillers) have declined significantly as well, creating a more favorable business environment when we are able to take advantage of it.

Moreover, on May 27, 2016, we completed a debt financing transaction that provides to us funds to commence our 3D seismic survey and complete a significant portion of it, while also providing operating capital for a number of months. This financing is discussed in the section captioned “Recent Financing” below. We will continue to seek a major capital transaction on acceptable/attractive terms for the development of the Prospect. While we are seeking this transaction, we still have regular and ongoing payments and expenditures. These payments and expenditures and non-payment consequences (which could be materially adverse to our interests) are discussed in detail herein. So far we have been successful in satisfying or deferring the most important of these payments and expenditures, and we expect to continue to do so in the future. However, while we have been successful in this regard to date, we have no assurance that we will continue to be successful in this regard in the future.

In the remainder of this Report, Australian dollar amounts are prefaced by "AU$" while United States dollar amounts are prefaced simply by "$" or (when used in close proximity to Australian dollar amounts) by "US$." When United States dollar amounts are given as equivalents of Australian dollar amounts, such United States dollar amounts are approximations only and not exact figures. During the past year, that exchange rate has varied from a low of US$1.00/AU$1.2312 to a high of US$1.00/AU$1.4562. At the close of our fiscal year on February 29, 2016 the exchange rate was US$1.00/AU$1.4006

Recent Financing

General. Effective May 27, 2016, we entered into a securities purchase agreement (the "Securities Agreement") and related documentation with a certain investor (the “Investor”) pursuant to which we sold the following securities:

*	a Senior Secured Convertible Debenture due May 27, 2021 having an original principal amount of $3,500,000 (singly a "Debenture" and collectively with any similar securities issued in the future, the "Debentures"), and

*	warrants (the "Warrants ") to purchase up to a maximum of 13,125,000 shares (prior to any required adjustment) of our common stock (singly a "Common Share" and collectively the "Common Shares") at an initial per-share exercise price of $0.20.

We received proceeds from the sale of these securities in the amount of $3,500,000. The use of these proceeds is limited to the payment of our and the Investor’s costs of the transaction (including legal fees), the funding of our 3D seismic survey with respect to our 584,651 gross acre oil and gas prospect in the State of South Australia and the interpretation of such seismic survey, and the payment of Company’s expenses associated with the seismic survey. The remainder of these proceeds may be used for general and administrative expenses with the Investor’s consent. We believe that these proceeds will be sufficient to finance our seismic survey required for our second year license work commitment of 100 km2. Moreover we believe that the remainder of these proceeds will be sufficient (provided the Investor’s consent is obtained) to finance all of our other business expenses through the end of October 2016, although we have no assurance of this. In the view of the preceding, we will need to raise more funds, and as discussed below, we are continuing efforts to sell more Debentures. Moreover, in the future we will need significant additional funds to undertake the development of our oil and gas prospect in Australia, and we will need to raise these funds to do this. We have no assurance that it will be able to raise these significant additional funds or the additional funds needed for our general operation.

Under the terms of the Securities Agreement, we may sell additional Debentures having an original principal amount of up to $1,500,000. Any net proceeds from these additional Debentures will be used for the following purposes:

*	The payment of the debt that we owe to Liberty Petroleum Corporation

*	The payment of the debt that we owe to members of management

*	General and administrative expenses

If the full $1,500,000 of these additional Debentures is raised, we believe that the related net proceeds will be sufficient to pay the debts noted above and finance all of our business for the next year, although it has no assurance of this.

The remainder of this Section contains descriptions of the legally operative documents governing our recent financing. These descriptions are qualified in their entirety by reference to the actual documents that we have previously filed with the U.S. Securities and Exchange Commission.

Per Rule 135c under the Securities Act of 1933, nothing contained herein shall be construed to be an offer to sell, or a solicitation of an offer to buy, any of securities.

Description of the Debentures. The material terms, provisions and conditions of the Debentures are as follows:

*	The aggregate original principal amount of the Debentures is $5,000,000. As of June 2, 2016, $3,500,000 of the Debentures has been sold.

*	The Debentures bear interest at the rate of eight percent (8%) per annum, compounded quarterly. However, upon the occurrence and during the continuance of a stipulated event of default, the Debentures will bear interest at the rate of twelve percent (12%) per annum.

*	Interest need not be paid on the Debentures until the principal amount of the Debentures becomes due and payable. Instead, accrued interest is added to the outstanding principal amount of the Debentures quarterly. Nevertheless, we may elect to pay accrued interest in cash at the time that such interest would otherwise be added to the outstanding principal amount of the Debentures.

*	The principal amount of and accrued interest on the Debentures are due and payable in a single balloon payment on or before May 27, 2021.

*	We are not entitled to prepay the Debentures prior to their maturity.

*	The Debentures are convertible, in whole or in part, into Common Shares at the option of Holder, at any time and from time to time. The conversion price for the Debentures is $0.16, subject to certain adjustments that are believed to be customary in transactions of this nature. If all of the Debentures were converted at this conversion price, 21,875,000 shares of Common Shares would be issued, which would constitute approximately 13.5% of the outstanding Common Shares after the conversion, considered on a fully diluted basis. We are subject to certain liabilities and liquidated damages for our failure to honor timely a conversion of the Debentures, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

*	The holders of the Debentures are entitled to have them redeemed completely or partially upon certain events (such as a change of control transaction involving us or the sale of a material portion of our assets) at a redemption price equal to 120% of the then outstanding principal amount of the Debenture and 100% of accrued and unpaid interest on the outstanding principal amount of this Debenture, plus all liquidated damages and other amounts due hereunder in respect of the Debenture.

*	The Debentures feature negative operating covenants, events of defaults and remedies upon such events of defaults that are believed to be customary in transactions of this nature. One of the remedies upon an event of default is the Debenture holder’s ability to accelerate the maturity of the Debenture such that all amounts owing under the Debenture would become immediately due and payable. The Debenture holder would then be able to resort to the collateral securing the Debentures, if we did not pay the amount outstanding, which is likely to be the case.

*	The Debentures are secured by virtually all of our assets owned directly or indirectly but for the License, which is held by our Australian subsidiary, Discovery Energy SA Pty Limited (the “Subsidiary”).

Material Terms and Provisions of the Security Documents. The security documents relating to the Debenture (the “Security Documents”) include the following:

*	a Specific Security Agreement (Shares) executed by us in favor of Investor pursuant to which we pledged all of our shares in the Subsidiary, to secure the Debentures

*	a Security Agreement executed by the Subsidiary in favor of Investor pursuant to which the Subsidiary pledged all of our assets (other than the License) to secure the foregoing Deed of Guarantee and Indemnity

*	a Deed of Guarantee and Indemnity executed by the Subsidiary in favor of Investor pursuant to which the Subsidiary guarantees the Debentures

In addition to the Security Documents listed above, we have agreed to enter into Deposit Account Control Agreements before the end of June 2016 in favor of Investor to perfect Investor’s security interests in our cash on deposit.

The Security Documents contain agreements, representations, warranties, events of default and remedies that are believed to be customary in transactions of this nature. The essential effect of the Security Documents is that, if we default on or experiences an event of default with respect to the Debentures, the holders of the Debentures could exercise the rights of a secured creditor, which could result in the partial or total loss of nearly all of our assets, in which case our business could cease and all or substantially all of stockholders' equity could be lost. For more information about this, see the Risk Factors captioned “THE EXERCISE OF SECURED CREDITOR RIGHTS COULD RESULT IN A SIGNIFICANT OR COMPLETE LOSS TO US” herein.

Description of the Warrants. The material terms, provisions and conditions of the Warrants are as follows:

*	The aggregate number of Common Shares to be purchased pursuant to exercises of the Warrants is 13,125,000.

*	The initial per-share exercise price of the Warrants is $0.20, and is subject to certain adjustments that are generally believed to be customary in transactions of this nature. Subject to certain exceptions, the exercise price of the Warrants involves possible adjustments downward to the price of any Common Shares or their equivalents sold by us during the term of the Warrants for less than the then applicable exercise price of the Warrants. Upon the adjustment of the exercise price, the number of shares issuable upon exercise of the Warrants is proportionately adjusted so the aggregate exercise price of the Warrants remains unchanged. If all of the Warrants were exercised, 13,125,000 shares of Common Shares would be issued, which would constitute approximately 8.56% of the outstanding Common Shares after the exercise, considered on a fully diluted basis.

*	The Warrants are currently exercisable and remain so until their expiration date of May 27, 2019.

*	We are subject to certain liabilities and liquidated damages for our failure to honor timely an exercise of the Warrants, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

Other Material Terms and Provisions of the Securities Agreement. Certain material terms, provisions and conditions of the Securities Agreement that are not described elsewhere herein are as follows:

*	The Securities Agreement basically contains representations, warranties, indemnities, events of default and remedies that are believed to be customary in transactions of this nature.

*	Subject to certain exceptions, the Securities Agreement provides for a right of first offer in favor of the holders of the Debentures to purchase any proposed new debt or equity to be issued by us up to an aggregate amount of $20,000,000 at an issuance price or a conversion price of $0.20 per Common Share. This right of first offer must be made to the holders of the Debentures before the proposed securities are offered to other persons. Exceptions to this right of first offer include (a) raises of capital not exceeding $2,000,000 at offering prices not less than the conversion price of the Debenture in certain cases or the exercise price of the Warrants in all other cases, (b) issuances meeting certain specifications pursuant to employee incentive plans, (c) issuances meeting certain specifications in connection with mergers and acquisitions transactions and (d) issuances of up to 1,400,000 Common Shares to employees or vendors as permitted under the terms of the Debentures.

*	The Securities Agreement provides that the Investor may have elected to our Board of Directors one nominee, and once the Investor has provided an aggregate amount of $20,000,000 of additional funds pursuant to right of first offer described above, the Investor may have elected to our Board of Directors an additional two nominees. The Investor has not exercised the right to nominate or have one director elected.

*	The Securities Agreement contains the following material agreements that are believed to be customary in transactions of this nature:

*	Agreements regarding the transferability and transfer of the Debentures, the Common Shares into which they can be converted, the Warrants, and the Common Shares that can be acquired upon their exercise.

*	Agreements regarding our obligation to make filings with the U.S. Securities and Exchange Commission (the “SEC”) so that the securities described immediately above can be legally resold.

*	Agreements regarding the use of the proceeds from our sale of the Debentures. See the section captioned “General” above for a discussion of the use of these proceeds.

*	Agreements regarding the reservation of Common Shares to be issued upon conversions of the Debenture and exercises of the Warrants.

*	Agreements prohibiting the sale of Company securities having conversion prices, exercise prices or exchange rates tied to the trading prices of the Common Shares.

Material Terms and Provisions of Other Related Agreements - Registration Rights Agreement. We entered into a Registration Rights Agreement in favor of Investor pursuant to which we agreed to register with the SEC the resale of the Common Shares into which the Debentures can be converted and the Common Shares that can be acquired upon the exercise of the Warrants. Certain material terms, provisions and conditions of the Registration Rights Agreement are as follows:

*	The Investor has the right, at any time six months after the issuance of the Debentures, to require us to register with the SEC the resale of the Common Shares into which Debentures can be converted, the Common Shares that can be acquired upon the exercise of the Warrants and possibly other Common Shares, which should be minimal if any. This preceding right is generally referred to as “demand” registration rights.

*	We have the obligation to file a registration statement to effect the registration within certain periods of time, and the obligation to cause such registration statement to become effective within certain other periods of time. We will be liable for stipulated monetary damages if it fails in these obligations. The size of these damages is significant, although they are believed to be customary. Once a registration statement is declared effective, we must maintain it effective and current until the registered Common Shares are sold or become eligible to be sold pursuant to pursuant to an exemption under certain circumstances, which we believe will never occur. Thus, we believe that it will be required to maintain the registration statement effective and current indefinitely after it becomes effective.

*	In addition to the Investor’s “demand” registration rights, the Investor has “piggyback” registration rights whereby it can participate (without a demand) in any registration that we propose with certain exceptions.

*	The Registration Rights Agreement contains other agreements and indemnities that are believed to be customary in transactions of this nature.

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

A Basin wide assessment by the South Australia Government’s Department for Manufacturing, Innovation, Trade, Resources and Energy (“DMITRE”) estimates two trillion barrels of oil has been generated from Permian Source Rocks. Industry estimates suggest that 640 million barrels (stock tank oil initially in place) are still in place and that the estimated ultimate recovery (EUR) for the South Australia Cooper basin is approximately 200 million barrels. Through August of 2015, exploration and development drilling in the South Australia portion of the Copper/Eromanga Basins has consisted of more than 3,040 exploration, appraisal and development wells. (Source: PEPS database – August 2015)

Cumulative production in the Basins is estimated at 5.3 trillion cubic feet of natural gas since 1970, more than 175 million barrels (“mmbo”) of crude oil, over 80 million barrels oil equivalent of condensate production (“mmboe”) since 1983 and LPG production of 82 mmboe since 1984. (Source: DMITRE - June 2015) While natural gas production and associated liquids at the giant Moomba gas field have been in decline, crude oil production has seen a resurgence largely due to the award of new exploration licenses under the South Australia Government bid process, greater drilling activity fueled by higher oil prices, and the use of new 3D seismic data, which has resulted in higher exploration and development drilling success rates.

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

The Prospect

The Prospect comprises 584,651 gross acres overlaying portions of the Cooper and Eromanga basins. The Prospect is located in what is generally referred to as the Western Oil Flank of the Cooper Basin and is directly adjacent to PRL permits 85-104 and 151-172 (previously known as on PEL 92 and PEL 91) operated by Beach Energy.

The PEL 512 Lycium area (Area A ~4,000 Acres) is the smallest portion of the Prospect, the PEL 512 South area (Area B ~181,000 acres) is the next largest portion of the Prospect, and the PEL 512 West area (Area C ~400,000 acres) is the largest portion of the Prospect. The Permit and Recent Drilling Activity Map set forth below indicates the three areas of the Prospect in black outline and labelled A, B, and C. The Permit and Recent Drilling Activity Map below also indicates the locations of nearby producing oil and gas fields, and new oil discoveries since 2011. (Source: PEPS database – March 2016)

Permit and Recent Drilling Activity Map

During the late 1980s and again during 2005 and 2006, various operators drilled 10 wells in the southeast corner of Area B. Reports filed with the South Australian government indicate that some of these wells exhibited "oil shows" but none were completed as commercial producers. Previous operators also conducted extensive seismic surveying on the licensed area and produced 5,153 km of 2D and 141 sq. km of 3D seismic data, which we acquired with the License.

The use of 3D seismic interpretation and control combined with a greater understanding of the geology and producing formations has been a critical factor in the increase of recent exploration drilling success rates.

The Prospect features ready access to markets via existing infrastructure including short haul trucking and expanding pipeline capacity, which includes an 18,000 barrels per day main Trunk Line running from the Moomba Processing Facility to the Lycium Hub, just offset the Prospect’s border.

Since 2012 we have assembled a significant technical database consisting of geological, geophysical and engineering data, well logs, completion reports, drilling reports, research reports, production data, raw and processed 2D/3D seismic data, maps and other related materials. Our initial technical focus was on evaluating the potential of the Prospect’s Area B. We engaged Apex Engineering based in Calgary, Alberta on March 21, 2012 to complete an NI 51-101 compliant report, which resulted in the identification of over 110 seismic generated leads over approximately 30% of the approximately 585,000 acre block. This was complimented by the reinterpretation of 5,153 km of 2D seismic and the reprocessing and reinterpretation of 141 sq. km of 3D seismic over the Lake Hope area in the eastern portion of the Prospect’s Area B by Hardin International Processing, Inc. and Bell & Murphy and Associates, LLC, both located in Dallas, Texas.

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

Recent Exploration of and Production from the Cooper and Eromanga Basins

A total of 168 gas fields and 123 oil fields have been discovered and brought online since 1963. Total conventional wells drilled: 739 exploration, 505 appraisal and 975 development wells. Since January 2002 through to November 2014, the explorers in the Cooper Basin have drilled 234 exploration wells and 127 appraisal/development wells. Most have targeted oil, however both oil and gas have been discovered. The new entrants found new pools in 105 of these wells (51% technical success rate) and 92 were cased and suspended as future producers (49% commercial success rate). (Source: DMITRE Cooper Basin Factsheet– May 2015)

Raw gas production commenced from the Cooper Basin in 1969 and from the Otway Basin in 1991. At July 31, 2015, 100 gas fields on stream with a total of 633 gas wells were on stream in the Cooper Basin. A combined total of 61.42 PJ of sales gas was sold in 2014-15 financial year period to AGL, the Natural Gas Authority of South Australia, Santos Direct, Origin and Qenos Pty Ltd. Ex-field natural gas prices in South Australia are freely negotiated between buyer and seller. The first crude oil production began in December 1982 from the Strzelecki Field. At July 31, 2015, Santos, Beach Energy and Senex Energy had 80 oil fields on stream with a total of 294 oil wells on stream.

Cooper Basin production for the year ending June 2015 totaled 61.42 PJ of gas (including some ethane), 1,758,365 kL (11,059,767 bbls) of oil, 162,605 t of LPG and 189,770 kL of condensate. The oil includes 1,186,351 kL (7,461,908 bbls) of oil from the discovery wells predominately in the Western Oil Flank (Source: Government of SA, Department of State Development – April 2016)

In the licensed areas immediately adjacent to the Prospect the operator reported as of December 31, 2015 oil production of 2,420 kboe which was 8.2% lower than the prior corresponding period. Natural field decline in the Western Flank, which produced at record levels in FY14, was partially offset by lower than expected decline at the Bauer Field and higher production in PRLs 136 to 150 (formerly PEL 104 / 111). Western Flank net oil production averaged 9,848 bopd, with tie-in of wells, infrastructure upgrades and development, appraisal and exploration drilling to continue in the second half. (Source: Beach Energy Half Yearly Report – December 31, 2015)

During the half year ended December 31, 2015, the operator for PRLs 85 to 104 (formerly PEL 92 - Beach 75%, Cooper 25%) reported Oil production decreased 19.7% to 622 kbbl (net) due to natural field decline, which was partially offset by production commencing from the Rincon Field. The merge and re-processing of the Neritus, Modiolus and Calpurnus 3D seismic surveys is near completion, with interpretation to be undertaken through Q3 FY15. Results will help define Western Flank exploration and appraisal drilling targets. (Source: Beach Energy Half Yearly Report – December 31, 2015)

During the half year ended December 31, 2015, the operator for PRLs 151 to 172 (formerly PEL 91 - Beach 40%, Drillsearch 60%) reported that following record levels of production in FY14, oil production for the period decreased 11.4% to 831 kbbl (net), mainly due to natural field decline in the Bauer Field. Production from the Bauer Field has stabilized at current levels following expansion of processing capacity to 50,000 barrels of fluid per day and the recent tie-in of the Bauer-12 to -15 development wells. Activity for Q3 FY15 to maintain high production levels includes tie-in of the Bauer-16 to -19 development wells, drilling of the four-well development pad in the north of the Bauer Field and ongoing infrastructure upgrades (including fluid handling capacity increases and flowline de-bottlenecking).

New oil discoveries at Balgowan-1 and Burners-1 were cased and suspended as future Namur Sandstone and McKinlay Member producers. These discoveries confirmed the extension of the oil fairway to the north-east of recent discoveries in PEL 91 and brought a new focus on other prospects in this northern area of the permit. Balgowan-1 resulted in the addition of gross 1P, 2P and 3P oil reserves of 87 kbbl, 345 kbbl and 1,530 kbbl, respectively1, and is expected online by the end of FY15. Burners-1 was cased and suspended and will be considered for tie-in to facilities in FY16. Overall exploration drilling success was 40%, with three wells plugged and abandoned.

Acquisition of the Solidus 3D seismic survey was completed over 492 km2 of prospective acreage to the north of the Bauer Field. Processing and interpretation is expected to be completed by the end of Q2 FY16. Results will help define Western Flank exploration and appraisal drilling targets. (Source: Beach Energy Half Yearly Report – December 31, 2015)

Terms of the License

On October 26, 2012, Discovery Energy SA Pty Ltd, our Australian subsidiary (the " Subsidiary "), received the formal grant of the License from the South Australian Minister for Mineral Resources and Energy. The License is a "Petroleum Exploration Licence" regarding all regulated resources (including petroleum and any other substance that naturally occurs in association with petroleum) relating to the 584,651 gross acres comprising the Prospect land, provided, however, that the License does not permit using the Prospect land as a source of geothermal energy or a natural reservoir for the purpose of gas storage. The term of the License is for five years, with two further, five-year renewal terms, subject to the provisions of the South Australian Petroleum and Geothermal Energy Act 2000.

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

Native Title Agreement

As a precondition to the issuance of the License, on September 3, 2012 the Subsidiary entered into an agreement (the " Native Title Agreement ") with (a) the State of South Australia, (b) representatives of the Dieri Native Title Holders (the " Native Title Holders ") on behalf of the Native Title Holders, and (c) the Dieri Aboriginal Corporation (the " Association "). The Native Title Holders have certain historic rights on the lands covered by the License.

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

In consideration of the Native Title Holders' entering into the Native Title Agreement, the Subsidiary remitted to them a one-time payment in the amount of AUS$75,000 (or US$80,377 based on the exchange rate charged to us in late November 2012 when the payment was made). Moreover, throughout the term of the License, the Subsidiary is obligated to pay to the State of South Australia for the benefit of the Native Title Holders production payments in amounts equal to 1% of the value at the wellhead of petroleum produced and sold from the lands covered by the License. Furthermore, for facilitating the administration of this Native Title Agreement, the Subsidiary will pay in advance to the Association an annual fee comprising 12% of a maximum administration fee (the "Maximum Administration Fee"), which is AUS$150,000 (or approximately US$107,100 based on exchange rates in on February 29, 2016) (subject to adjustment for inflation). This 12% payment will be made for each year of the first five-year term of the License. After the first five-year term of the License, the payment will be four percent 4% of the Maximum Administration Fee for each year of the second and third five-year terms of the License. The Administrative Fee is not payable during times when the License is suspended, which is currently the case, as discussed below.

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

Proposed Initial Activities

We are in the initial phase of our plan of operation. To date we have not commenced any drilling or other exploration activities on the Prospect, and thus we do not have any estimates of oil and gas reserves. Consequently, we have not reported any reserve estimates to any governmental authority. We cannot assure anyone that we will find commercially producible amounts of oil and gas. Moreover, at the present time, we cannot finance the initial phase of our plan of operation solely through our own current resources. Therefore, we have undertaken certain financing activities described in "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below. The success of the initial phase of our plan of operation depends upon our ability to obtain additional capital to acquire seismic data with respect to the Prospect, and to drill exploratory and developmental wells. We cannot assure anyone that we will obtain the necessary capital.

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

On May 19, 2014, the Company received notice from the Government of South Australia that this government had issued certain modifications to the License and suspended the License for a period of six months. Such a suspension functions like an extension. Under the amended License, the Company will be required to drill 7 exploratory wells rather than 12, as originally required. These required wells must be drilled in years 3, 4, and 5 (2, 2, and 3 wells, respectively). The amount of required 2D seismic was also reduced to 100 kilometers (in year 3) from 250 kilometers (in year 2) but the total 3D seismic work guaranteed increased to 500 square kilometers from 400 square kilometers. However, the 3D seismic survey requirement is spread over years 2, 3 and 4 (100, 200 and 200 sq. km. respectively). Subsequent to this modification and suspension, the Company received two additional six-month suspensions, one in February 2015 and one in July 2015, and a one-year suspension in February 2016. In view of these modifications and suspensions, the Company’s remaining work commitment involves the following:

*	Year 2 ending April 27, 2017 - Conduct a new 3D seismic survey totaling at least 100 kilometers.
*	Year 3 ending April 27, 2018 - Acquire new 2D seismic data totaling at least 100 kilometers, acquire 3D seismic data totaling at least 200 square kilometers and drill two wells.
*	Year 4 ending April 27, 2019 - Acquire new 3D seismic data totaling at least 200 square kilometers and drill two wells.
*	Year 5 ending April 27, 2020 - Drill three wells

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

Based on our research and technical analysis to date, we believe that the License work plan can be justified. Hence, the initial phase of our plan of operation involves (among other things) conducting 3D seismic surveys totaling 300 square kilometers (approximately 115 sq. miles), conducting a 2D seismic survey of 100 kilometers (approximately 62 miles) and drilling of at least two exploration wells. This activity will take place on the Prospect’s Area B and meets the near-term work requirements under the License. The Company is currently engaged in negotiations with seismic contractors to conduct at 3D survey of up to 200 square kilometers. It is anticipated that this survey will be completed by December 2016.

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

Markets and Marketing

The petroleum industry has been characterized historically by crude oil and natural gas commodity prices that fluctuate (sometimes dramatically), and supplier costs can rise significantly during industry booms. For example, crude oil and natural gas prices increased to historical highs in 2008 and then declined significantly over the last two quarters of 2008. After this period, prices generally improved steadily with occasional reversals, without returning to historical highs, although they had generally been higher than pre-2007 levels. A several price decline started in June 2014 when the price of Brent oil was above $110 per barrel and has continued to date to remain at depressed level, with a recent public Brent quotes near $45 per barrel. Crude oil and gas prices and markets are likely to remain volatile in the future. Crude oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand for oil and gas, market uncertainty, and a variety of additional factors beyond our control. Those factors include:

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

For the half year ending December 31, 2015, Beach Energy, a Cooper Basin producer reported an average realised Brent oil price of AU$101 per barrel down 22% from the previous corresponding period (PCP). As of May 4, 2016 WTI Crude Oil was priced at US$43.65 per barrel and Brent Crude Oil was priced at US$46.75 per barrel. We cannot predict the future level of the price differential between WTI Crude Oil and Brent Crude Oil or be assured that such differential will reflect a favorable premium for us in the future. (Sources: Beach Energy Half Yearly Report – December 31, 2015, Commodity prices - www.oil-price.net)

We will strive to obtain the best price in the area of our production. Our revenues, profitability and future growth will depend substantially on prevailing prices for crude oil and natural gas. Decreases in the prices of oil and gas would likely adversely affect the carrying value of any proved reserves we are successful in establishing and our prospects, revenues, profitability and cash flow.

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

RISKS RELATING TO OUR COMPANY

We are significantly leveraged.

We have recently taken on additional indebtedness through the sale of the Debentures. Prior to this additional indebtedness, we already owed a significant amount to Liberty Petroleum Corporation (“Liberty”) and a lesser amount to members of our management. The Debentures are secured by all of our assets owned directly or indirectly but for the License. The use of secured indebtedness to finance our business is referred to as leveraging. Leveraging increases the risk of loss to us if and to the extent we have insufficient revenue to pay our debt obligations. In such event, cash from other sources will be required. Unless we generate such cash, we may not have sufficient funds to pay the Debentures and other indebtedness. In such event, we might be required to sell or refinance our assets and properties to meet our obligations. If refinancing is not obtained or a sale is not consummated, we could default in our obligations.

The exercise of secured creditor rights could result in a significant or complete loss to us.

If we default on the Debentures, the remedy of the Debenture holders would be (among other things) to institute proceedings against our assets and properties to sell them to satisfy the amounts owed pursuant to the Debentures. This could result in the partial or total loss of our assets and properties. We have no assurance that, upon the exercise of the Debenture holder’s secured creditor rights, we would receive a return of anything on our assets and properties. The loss of our assets and properties by the exercise of the Debenture holder’s secured creditor rights would most likely materially adversely affect our business, financial condition or results, and could result in a total loss to our stockholders.

OUR OUTSTANDING OBLIGATIONS AND ABILITY TO ISSUE ADDITIONAL COMMON SHARES COULD RESULT IN SIGNIFICANT DILUTION TO STOCKHOLDERS.

The currently outstanding Debentures can be converted into 21,875,000 Common Shares, and we have the ability to issue more convertible Debentures. An aggregate of 13,125,000 Common Shares can be acquired upon the exercise of the Warrants. The conversion price of the Debenture and the exercise price of the Warrants may be less than the then current market price of the Common Shares at the time of conversion and exercise. Moreover, we have registered an aggregate of 6,000,000 Common Shares for issuance to employees, officers, directors, and outside consultants to compensate them for services provided or to provide incentives to them. Of these Common Shares, 5,697,300 are still available for issuance in the future. Furthermore, we recently modified our indebtedness owed to Liberty (the “Liberty Indebtedness”) so that it can be partially satisfied by the issuance of 1,150,895 Common Shares. Future issuances of additional shares in the preceding connections or otherwise could cause immediate and substantial dilution to the net tangible book value of Common Shares issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the Common Shares. Moreover, any Common Shares issued as described above would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital while the Debentures, the Warrants or the Liberty Indebtedness are outstanding may be adversely affected because of the potential dilution described in this risk factor.

WE NEED ADDITIONAL CAPITAL TO RETIRE FULLY THE LIBERTY NOTE, TO SATISFY OUR WORK COMMITMENT, TO PROVIDE WORKING CAPITAL AND TO DEVELOP THE PROSPECT, WHICH CAPITAL WE MAY NOT BE ABLE TO RAISE OR WHICH MAY BE AVAILABLE ONLY ON TERMS UNFAVORABLE TO US.

In connection with the acquisition of the Prospect from Liberty, we incurred deferred payments to Liberty in the form of two promissory notes in the original principal amounts of US$500,000 (originally due on or before April 26, 2013) and US$150,000 (originally due on or before July 26, 2013). These promissory notes have undergone a number of amendments and were on September 26, 2013 combined into a single consolidation promissory note in the original principal amount of $542,294, as some of the principal had been reduced and some interest had accrued. As extended, this consolidation promissory note is due and payable on or before July 20, 2016. The Company and Liberty amended the Consolidation Note so that the all outstanding principal of this Note with accrued interest calculated to May 5, 2016 is $587,724 plus interest and shall be due in a single balloon payment on July 20, 2016, and provided that on or prior to the Due Date of July 20, 2016, the Note can be paid in its entirety by the Company a) payment in cash of $300,000, plus the amount of accrued interest and b) issuance of 1,150,895 restricted shares of Company’s common stock. This promissory note will become due before we are able to commence production on the Prospect. Moreover, because of the acquisition of the Prospect, we have a work commitment with respect to the Prospect requiring us to expend stipulated amounts. In management’s view, the geotechnical work completed to date meets the first year work commitment under the License. However, we will need additional funds to satisfy the work commitment in second and future years. Moreover, we will need working capital and further funds to explore and develop the Prospect in the manner that we prefer. Furthermore, we need additional capital to explore and develop the Prospect in a meaningful manner.

We are engaged in active efforts to complete (a) a capital raising transaction sufficient for us to complete the second year of our work commitment and provide additional funds if possible, or (b) the sale of a portion of our interest in the Prospect to a joint venture partner for a cash payment and/or a work commitment, or (c) some combination of (a) and (b). In the past, we have used the services of firms that specialize in capital procurement, but we are pursuing our own capital raising initiatives. We have no assurance that we will be successful in completing a transaction that will provide us with required funds. Our failure to pay timely the Liberty note could result in Liberty’s exercise of the rights of an unsecured creditor and possibly levy encumbrances on all or a large part of our assets. Our failure to honor our work commitment could result in our loss of the Prospect. Our failure to procure required financing on acceptable terms could prevent us from developing the Prospect. If any of the preceding events were to occur, we could be forced to cease our new business plan altogether, which could result in a complete loss to our stockholders. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities. Any debt financing undertaken to procure funds may involve restrictions limiting our operating flexibility. Moreover, if we obtain funds through the issuance of equity securities, the following results will or may occur:

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

OUR AUDITOR HAS GIVEN TO US A “GOING CONCERN” QUALIFICATION, WHICH QUESTIONS OUR ABILITY TO CONTINUE AS A GOING CONCERN WITHOUT ADDITIONAL FINANCING.

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended February 29, 2016 regarding our ability to continue as a going concern. Key to this determination is our lack of any historical revenues and its accumulated loss of $2,543,592 since inception. In May 2016, we secured $3.5 million in funding through a convertible debenture sale. We have an additional $1.5 million in convertible debentures that we are seeking to sell for short-term funding.  Moreover, the purchaser of the $3.5 million convertible debentures has a right of first offer through the end of June 2017 to invest an additional $20.0 million in our company.  There can be no assurance that we will be successful in securing any additional funding through the preceding arrangements or otherwise, becoming profitable, or continuing our business without either a temporary interruption or a permanent cessation.

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

OUR MANAGEMENT OWNS A LARGE PERCENTAGE OF OUR OUTSTANDING STOCK, AND CUMULATIVE VOTING IS NOT AVAILABLE TO STOCKHOLDERS.

Our current senior management owns approximately 69.99% of our outstanding common stock as of the date of this Report. Cumulative voting in the election of directors is not authorized in our First Amended and Restated Articles of Incorporation. Accordingly, it is not permitted as a matter of law. As a result, the holder or holders of a majority of our outstanding shares of common stock may elect all of our directors. Management's large percentage ownership of our outstanding common stock will enable them to maintain their positions as such and thus their control of our business and affairs.

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

Certain Federal legislation, including the Sarbanes Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors because we have been a “shell” company for some period of time. Possibly if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Although we intend to bolster our corporate governance as funds are available therefor, prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

	Common Stock
2015	High	Low
First Quarter	$.60	$.40
Second Quarter	$.44	$.40
Third Quarter	$.44	$.44
Fourth Quarter	$.40	$.25

	Common Stock
2016	High	Low
First Quarter	$.50	$.25
Second Quarter	$.80	$.46
Third Quarter	$1.10	$.60
Fourth Quarter	$.65	$.30

Outstanding Shares and Record Holders. As of June 10, 2016, we had 101 common shareholders of record and 140,189,501 common shares outstanding.

Dividends. We have not paid any cash dividends on our common stock, and we do not intend to pay any dividends for the foreseeable future.

Recent Private Placements.

During February 2016, we sold 100,000 shares of our common stock (“Common Shares”) at a price of $0.20 per share to a single investor. The issuance of these Common Shares is claimed to be exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Rule 506 of Regulation D under the Act. No advertising or general solicitation was employed in offering these Common Shares. The offering and sale was made to a single accredited investor, and subsequent transfers were restricted in accordance with the requirements of the Act.

During August 2015, we sold 83,334 Common Shares at a price of $0.60 per share to a single investor. The issuance of these Common Shares is claimed to be exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Rule 506 of Regulation D under the Act. No advertising or general solicitation was employed in offering these Common Shares. The offering and sale was made to a single accredited investor, and subsequent transfers were restricted in accordance with the requirements of the Act.

During June 2015, we sold 100,000 Common Shares at a price of $0.50 per share to a single investor. The issuance of these Common Shares is claimed to be exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Rule 506 of Regulation D under the Act. No advertising or general solicitation was employed in offering these Common Shares. The offering and sale was made to a single accredited investor, and subsequent transfers were restricted in accordance with the requirements of the Act.

During March 2015, we sold 666,667 Common Shares at a price of $0.30 per share to a single investor. The issuance of these Common Shares is claimed to be exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Rule 506 of Regulation D under the Act. No advertising or general solicitation was employed in offering these Common Shares. The offering and sale was made to a single accredited investor, and subsequent transfers were restricted in accordance with the requirements of the Act.

Equity Compensation Plans. We have one equity compensation plan for our directors, officer, employees and consultants pursuant to which options, rights or shares may be granted or issued. This plan is named the “Discovery Energy Corp. 2012 Equity Incentive Plan” (the “Plan”). Information on the material terms of the Plan is given below. The following table provides information as of February 29, 2016 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

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

Previous Awards. We have awarded 302,700 shares of our common stock in outright grants pursuant to the Plan as of February 29, 2016.

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

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Our company, Discovery Energy Corp., was incorporated under the laws of the state of Nevada on May 24, 2006 under the name "Santos Resource Corp." Our current business plan is to explore for and produce oil and gas from a tract of lands (the " Prospect ") covered by Petroleum Exploration License (PEL) 512 (the " License ") in the State of South Australia. We adopted this business plan near the end of our fiscal 2012, after having previously abandoned our initial business plan involving mining claims in Quebec, Canada and after we had been dormant from a business perspective for a period of time. In connection with the adoption of our current business plan, we had a change in control of our company, a change in our management, a change in our corporate name, and a change of our status from a “shell” company, as that term is defined in Rule 405 of the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.

After having made significant strides in our business plan during our fiscal 2013 (including the formal grant of the License after the satisfaction of a number of significant preconditions), during our fiscal 2014 and fiscal 2015 we focused our efforts to complete a major capital raising transaction or procure a major joint venture partner to further our business plan. We were not able to achieve either of these goals during our fiscal 2014 and fiscal 2015, although we are continuing concerted efforts to do so. In fiscal 2016, we shifted our capital raising to securing sufficient funds for us to complete the second year work commitment and provide general working capital to sustain business operations..

In May 2016, we secured $3.5 million in funding through a convertible debenture sale. We have an additional $1.5 million in convertible debentures that we are seeking to sell for short-term funding. Moreover, the purchaser of the $3.5 million convertible debentures has a right of first offer through the end of June 2017 to invest an additional $20.0 million in our company. There can be no assurance that we will be successful in securing any additional funding through the preceding arrangements or otherwise becoming profitable, or continuing our business without either a temporary interruption or a permanent cessation.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations as of February 29, 2016 are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material. The footnotes to our financial statements contain critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements. These policies should be reviewed to understand our financial condition and results of operations.

Results of Operations

Financial results for the year ended February 29, 2016 generally reflect lower levels of exploration activities, professional fund raising assistance and international travel compared to the year ended February 28, 2015.

Comparison of Year Ended February 29, 2016 to Year Ended February 28, 2015

Our results of operation for the fiscal years ended February 29, 2016 and February 28, 2015 are summarized in the table below:

	Fiscal Year Ended February 29	Fiscal Year Ended February 28
	2016	2015

Revenue	$-	$-
Operating Expenses	$281,203	$410,929
Other (income)/expenses	$3,078	$46,254
Net Loss	$284,281	$457,183

Our operating expenses for the fiscal years ended February 29, 2016 and February 28, 2015 are outlined in the table below:

	Fiscal Year Ended February 29	Fiscal Year Ended February 28
	2016	2015

General and Administrative	$67,386	$75,021
Exploration Costs	$61,993	$34,345
Professional Fees	$98,832	$259,107
Travel	$40,000	$31,533
Rent	$12,992	$10,923
Total	$281,203	$410,929

Revenues. We did not earn any revenues for either the fiscal year ended February 29, 2016 or the fiscal year ended February 28, 2015. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter the commercial production.

Expenses. The total expenses incurred during fiscal 2016 were approximately 32% lower than those recorded in fiscal 2015 and reflect the reduced level of activity begun last year. This decrease reflects marked reductions in professional fees and general and administrative (G&A) expenses, which were offset in part by increases in exploration costs and travel.

Professional fees were the largest components of our expenses in both fiscal 2016 and fiscal 2015. The large decrease of over 60% in these costs during the 12 months ended February 29, 2016 resulted mainly from lower investment banking related payments. During the previous fiscal year ended February 28, 2015, a non-cash (common stock) payment of nearly $100,000 was to a former advisor and a $50,000 payment to a separate firm. These payments were made in conjunction with our capital raising efforts. Excluding these extraordinary expenses, professional fees expenditures were approximately $100,000 in both fiscal year 2016 and fiscal year 2015.

Exploration Costs this fiscal year ended February 29, 2016 increased by nearly $28,000 or about 80%, compared to last fiscal year ended February 28, 2015. The additional expenditures in this area were primarily related to the preparation of an updated independent oil and gas resource study of our License acreage. This study both increases our technical understanding of our asset and supports conversations with prospective investors and joint venture partners

General and administrative expenses for the 12 months ended February 29, 2016 were 10% lower than those incurred during the 12 months ended February 28, 2015. This decrease continues the trend noted during the previous fiscal year when expenses in this category declined 32%. The decline in the most recent fiscal year was primarily related to reduced expenditures for information technology equipment, computer software, Internet support services and prospect promotional materials.

Travel expenses increased about $8,500 during the year ended February 29, 2016 compared to the year ended February 28, 2015. This reflects the costs of an extended Australian stay by senior executives. The visit included meeting with relevant government regulators, operating company leaders (prospective joint venture partners) and local banking and finance professionals.

Other (income)/expenses. The decrease of over 90% in other expenses in fiscal 2016 compared to fiscal 2015 was the non-cash cost associated with the exchange of common shares for certain related party debt. Absent this $30,200 charge, net other expenses for the 12 months ended February 29, 2016 would have been about $13,000 less than the net other expenses for the 12 months ended February 28, 2015 primarily due to favorable exchange rates on disbursements made in Canadian and Australian currencies.

Net loss. Our net loss of $284,281 (or $0.00 per-share) for the 12 months ended February 29, 2016 was about 38% less compared to our net loss during our last fiscal year ended February 28, 2015 of $457,183 (or $0.00 per-share).

Liquidity and Capital Resources

Financing History and Immediate, Short-Term Capital Needs

Since the change in our corporate direction in January 2012, we have financed our business primarily through private placements of common stock. Since January 2012 through the end of fiscal 2016, we had conducted several rounds of financing in which we raised total "seed" capital in the amount of $2,723,750 resulting in the issuance of 19,657,501 shares of our common stock. From time to time, our officers and directors have advanced short-term funds. As of June 8, 2016, we had outstanding loans totaling $146,353 from two directors and an entity controlled by one officer. These loans are each evidenced by demand notes, which are non-interest bearing.

As of February 29, 2016, we had cash of approximately $16,000, we had drawn $10,650 in funds against our bank credit card, and we had a working capital deficit of about $884,000. The bulk of the current working capital deficit is associated with the amended consolidation promissory note in the original principal amount with accrued interest calculated to May 5, 2016 of $587,724 plus interest made payable to Liberty Petroleum Corporation (“Liberty”). As extended and amended, this consolidation promissory note is due in a single balloon payment on July 20, 2016, and provided that on or prior to the Due Date of July 20, 2016, the Note can be paid in its entirety by the Company a) payment in cash of $300,000, plus the amount of accrued interest and b) issuance of 1,150,895 restricted shares of Company’s common stock.

Effective May 27, 2016, we sold the following securities:

*	a Senior Secured Convertible Debenture due May 27, 2021 having an original principal amount of $3,500,000 (singly a "Debenture" and collectively with any similar securities issued in the future, the "Debentures"), and

*	warrants to purchase up to a maximum of 13,125,000 shares (prior to any required adjustment) of our common stock (at an initial per-share exercise price of $0.20.

We received proceeds from the sale of these securities in the amount of $3,500,000. The use of these proceeds is limited to the payment of our and the Debenture purchaser’s costs of the transaction (including legal fees), the funding of our 3D seismic survey with respect to our 584,651 gross acre oil and gas prospect in the State of South Australia and the interpretation of such seismic survey, and the payment of Company’s expenses associated with the seismic survey. The remainder of these proceeds may be used for general and administrative expenses with the Debenture purchaser’s consent. Because of the cash infusion resulting from the sale of this initial Debenture, as of June 10, 2016, we had the US dollar equivalent of approximately $3,469,000 of cash on hand. We are currently seeking to sell additional Debentures having an original principal amount of up to $1,500,000. Any net proceeds from these additional Debentures will be used for the following purposes:

*	The payment of the debt that we owe to Liberty Petroleum Corporation

*	The payment of the debt that we owe to members of management

*	General and administrative expenses

If the full $1,500,000 of these additional Debentures is raised, we believe that the related net proceeds will be sufficient to pay the debts noted above and finance all of our business for the next year, although it has no assurance of this. We have no assurances that we will be successful in raising required additional funds. If we are unsuccessful in raising required additional funds in the immediate future, we will need (among other things) to seek a further extension of the Liberty note. While Liberty has accommodated us in the past in this regard, we have no assurance that they would accommodate us again. Our failure to raise required additional funds and our subsequent failure to obtain an extension of the Liberty note and our work commitment under the License and our ultimate inability to repay the Debentures when they become due could have adverse consequences for us, including our inability to continue our business plan, which could result in a complete loss of stockholders' equity.

Long-Term Capital Needs

The five-year work commitment relating to the License imposes certain financial obligations on us. In management’s view, the geotechnical work completed in year-one was sufficient to satisfy the requirement for year-one, and we filed our report in this connection with the South Australian government. Further, we have raised the funds required to complete the second year work commitment and a portion of the following year’s 3D seismic requirement. In addition to the preceding, we will need working capital to satisfy our general and administrative expenses. Between April 2017 and the end of April 2020, we will require additional capital to continue operations and satisfy the obligations for the remainder of our work commitments..

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

Our capital strategy for most of the past two years or so has been to try to engage in a single major capital raising transaction to provide sufficient funds to satisfy our capital needs for a number of years to come. While did not completely abandoning this strategy, we shifted our emphasis in an effort to try to engage in one or more smaller capital raising transactions to provide sufficient funds to satisfy our capital needs through June 2016. Effective May 27, 2016, we sold a $3,500,000 Debenture. We believe that the proceeds from this sale will be sufficient to finance our seismic survey required for our second year license work commitment of 100 km2. Moreover we believe that the remainder of these proceeds will be sufficient (provided the Debenture holder’s consent is obtained) to finance all of our other business expenses through the end of October 2016, although we have no assurance of this. In the view of the preceding, we will need to raise more funds, and we are continuing efforts to raise another $1,500,000 by selling additional Debentures. Moreover, in the future we will need significant additional funds to undertake the development of our oil and gas prospect in Australia, and we will need to raise these funds to do this. We have no assurance that it will be able to raise these significant additional funds or the additional funds needed for our general operation.

The purchaser of our $3,500,000 Debenture has a right of first offer through the end of June 2017 to invest an additional $20.0 million in our company. We view this arrangement as a prospect for meeting our major capital needs in the future, although we have no assurance that the purchaser will elect to invest any further amounts. However, we expect to pursue other possible sources of capital. For example, we expect to pursue smaller, equity placements for short-term needs and an alternative major capital raising transaction for long-term needs. Moreover, one source of funding being pursued is the sale of a portion of our interest in the Prospect to a joint venture partner for a cash payment and/or a work commitment. We have had preliminary discussions with several companies to become joint venture partners. To obtain the maximum combination of cash and work commitment in connection with the sale of an interest in the Prospect, we have conducted extensive geological and geophysical work, including the reprocessing of existing 3D seismic data relating to a portion of the Prospect, and we may seek to add further value by completing a 3D seismic survey over other portions of the Prospect. We have no assurance that we will secure a joint venture partner. A joint venture arrangement is unlikely to help with our immediate cash needs, but (if secured) one would help with our longer-term cash needs. Moreover, any joint venture arrangement would need to be approved by the purchaser of our $3,500,000 Debenture.

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

Consequences of a Financing Failure

Our work commitments, the pending maturity of the Liberty note, and the issuance of the Debenture have all heightened our need to raise a significant amount of additional capital in the fairly near future. If required financing is not available on acceptable terms, we could be prevented from satisfying our debt or work commitment obligations (including the repayment of the Debenture, which becomes due in May 2021), or developing the Prospect. Our failure to pay timely the Debenture could result in the partial or total loss of our assets and properties. Our failure to pay timely the Liberty note could result in Liberty’s exercise of the rights of an unsecured creditor and possibly levy encumbrances on all or a large part of our assets. Our failure to honor our work commitment could result in our loss of the Prospect. Our failure to procure required financing on acceptable terms could prevent us from developing the Prospect. If any of the preceding events were to occur, we could be forced to cease our business plan altogether, which could result in a complete loss of stockholders' equity. If we do not obtain additional financing through an equity or debt offering, we may be constrained to attempt to sell some portion of the Prospect under unfavorable circumstances and at an undesirable price. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such sale would be adequate to fund our activities. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities.

Known Trends

Management believes that it has discerned the following trends relevant to us:

*	Growth is expected to recover in the medium term but is forecast to remain below levels that prevailed prior to the financial crisis. World oil consumption grew by 2.8 per cent in 2015 to average 96.4 million barrels and is projected to increase to 100.5 million barrels a day in 2021. Growth will continue to be driven by increased consumption in non-OECD economies, particularly those in Asia and the Middle-East.
*	The recent decline in oil prices is not expected to affect Australian projects under construction or currently producing, but is likely to reduce investment in exploration and development, which may slow growth in future supply capacity.
*	Australia produced 340 thousand barrels of crude oil and condensate a day in the December 2015 quarter and a total of 120 million barrels of crude oil and condensate for the 12 months ended December 2015. Production from the Cooper-Eromanga Basin was 14.6 million barrels of crude oil and condensate for the same period.
*	The recent decline in oil prices is not expected to affect Australian projects under construction or currently producing, but is likely to reduce investment in exploration and development, which may slow growth in future supply capacity.
*	Output is projected to increase to 390 thousand barrels a day in 2018-19 in line with increasing condensate production associated with the Prelude and Icthys projects, before falling to 338 thousand barrels a day in 2019-20.
*	Crude oil and liquids production will continue to trend downwards over our forecast periods as discoveries have not been able to sufficiently replace declining production from mature fields. However, Apache's offshore discovery in the Canning Basin could open up a new oil province and further oil discoveries and possible development particularly in the Cooper Basin, and production from liquid-rich shale pending further exploration could pose upside risks to these oil production forecasts from 2018.

*	LNG imports in the Asian region are expected to drive LNG growth over the outlook period, to increase from 167 million tonnes in 2015 to 246 million tonnes in 2021. While Japan will remain the largest Asian market, the role of China is expected to increase, overtaking South Korea to become the second largest market by the end of the decade.
*	Australia’s LNG exports are projected to increase at an average annual rate of 16 per cent to 75.2 million tonnes by 2020–21, below nameplate capacity due to strong global competition. Export volumes represent the majority of projected gas production in 2020–21, accounting for 51 per cent of total production.
*	Over the same period, earnings from these exports are projected to reach $42.2 billion (in 2015–16 dollar terms) in 2020–21. Export values over the projection period are lower than previously forecast due to lower oil price projections which flow through to LNG prices.
*	Over the outlook period Australia’s gas production is projected to increase 12 per cent a year on average to 147.6 billion cubic metres in 2020–2021. Most of the increase in gas production will be to support additional LNG export capacity, from Australia’s western, northern and eastern markets.

(Sources: BREE - Resources and Energy Quarterly – March 2016)

Off-balance Sheet Arrangements

During the year ended February 29, 2016, we had no off-balance sheet arrangements.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2016. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of February 29, 2016.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10 K, management concluded that we had a material weakness in our control environment and financial reporting process due to the lack of segregation of accounting duties due to the small number of staff employed by the Company.

We do not believe the material weakness described above caused any meaningful or significant misreporting of our financial condition and results of operations for the year ended February 29, 2016. However, management believes that the lack of segregation of accounting duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Current Management

Our directors and executive officers are as follows:

Name	Age	Positions
Keith D. Spickelmier	54	Chairman of the Board
Keith J. McKenzie	52	Director & Chief Executive Officer
Michael D. Dahlke	67	President and Chief Operating Officer
William E. Begley	61	Director, Chief Financial Officer & Treasurer

The following is the background of current directors and executive officers of ours:

Keith D. Spickelmier - Mr. Spickelmier has been a Director of the Company and its Chairman of the Board since May 2012. He is the Executive Chairman of Sintana Energy Inc. (SNN: TSX-V), a public company with oil and gas operations in South America. He was a founding partner of Northbrook Energy LLC, which subsequently completed a business combination with Sintana Energy (previously Drift Lake Resources). He was the founder and Chairman of Westside Energy a Company he grew from a start up in May 2002 to US $200 million sale in 2008. Prior to joining Westside Energy, he was a partner with the law firm Verner, Liipfert, Bernhard, McPherson and Hand. From April 2001 through July 2003, Mr. Spickelmier was of counsel with the law firm Haynes and Boone, LLP. Mr. Spickelmier holds a B.A. from the University of Nebraska at Kearney and a J.D. from the University of Houston.

Keith J. McKenzie - Mr. McKenzie has been a Director of the Company and its Chief Executive Officer since January 2012. He has over 25 years of experience working with public companies in the Industrial and Resource sectors. Over the past 13 years in the Oil & Gas sector, Mr. McKenzie has been engaged in various executive, finance, start up, and consulting capacities. He was the CEO of Star Oil Company a private start up oil and gas exploration and production company he founded in September 2009 to acquire oil and gas resources in the United States. In 2004, he was a founding principal and later served as the Chief Operating Officer of Paxton Energy, Inc., with responsibility for the company’s development and operations at the Cooke Ranch project located in La Salle County, Texas. Mr. McKenzie has consulted to numerous public and private Oil & Gas, Mining and industrial companies with both domestic and international operations.

William E. Begley - Mr. Begley has been our Chief Financial Officer and Treasurer since January 2012. He has been a Director of ours since May 2012. Mr. Begley has more than 25 years of energy industry and finance experience, and began his career with British Petroleum (BP). He has also held senior positions in energy banking including Solomon, Inc. and was recently President of Stone & Webster Management Consulting, specializing in the design and development of major energy projects. As a leading energy advisor in Australia, Mr. Begley was instrumental in the development of the liberalized natural gas markets in Australia and Victoria specifically, with Gas & Fuel Victoria, and in the development of VENCorp, the natural gas trading and scheduling exchange in Australia. Mr. Begley also has a strong background in leading major capital energy projects including LNG, Methanol, and related petro chemical and gas monetization projects, which will complement ongoing Company initiatives. In addition, he has also been involved in over $100 billion in energy related mergers and acquisitions, initially with Solomon, Inc. and more recently on an independent basis through WEBGruppe GmbH. Mr. Begley recently served as Chief Financial Officer and Treasurer for Magellan Petroleum Corporation. His graduate JD/MBA studies are in international business and energy law. Mr. Begley graduated in 1976 with a B.A. from St. Michaels’ College in Vermont.

Michael D. Dahlke - Mr. Dahlke has been our President and Chief Operating Officer since January 2012. At present, Mr. Dahlke is the principal of CSB Partners, LLC that he founded in 2008. CSB Partners provides strategic and business development consulting service to firms operating in the oil field services, upstream and mid-stream oil and gas industries. He was the President of Star Oil Company. Prior to founding CSB Partners, Mr. Dahlke was a member of the Jefferies & Company oil and gas banking and consulting group. He joined Jefferies after a 30-year career with Enron Corp (and predecessors), where, at various times, he held the positions of President, Enron Americas, Managing Director, Corporate Development, and Vice President, Enron Gas Processing. Mr. Dahlke holds a B.S. and M.S. in Economics from Iowa State University.

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

Board Leadership Structure and Role in Risk Oversight

In early May 2012, our Board of Directors elected Keith D. Spickelmier as the chairman of the Board. Mr. Spickelmier is not a member of our management. During the remainder of fiscal 2013, Mr. Spickelmier emerged as a driving force behind our company’s business, and he is now serving as our non-management chairman. In such capacity, Mr. Spickelmier will continue to have typical board chair duties, such as serving as a liaison between the other board members and management, reviewing and approving materials to be sent to the board, working with management and other directors to develop agendas for board meetings, helping build consensus on proposed board actions, and serving as the chair of board and stockholder meetings. However, as chairman, Mr. Spickelmier’s duties will be broader, and he will continue to have an active role in developing and implementing business strategy, and he is expected to continue to provide hand on assistance in our high level pursuits, especially pertaining to financing and other extraordinary corporate transactions.

Notwithstanding Mr. Spickelmier’s expansive role, Keith J. McKenzie remains our Chief Executive Officer. While Messrs. Spickelmier and McKenzie’s duties may overlap on occasion, Mr. McKenzie will be more responsible for our operations. We believe a board leadership structure involving one person serving as chairman and another as chief executive officer is best for our company and our stockholders. We believe this structure achieves a greater degree of independence in the leadership of the Board without losing the benefit of Mr. Spickelmier’s business skills and leadership capabilities. Further, we believe this separation improves the Board’s oversight of management, provides greater accountability of management to stockholders, and allows the chief executive officer to focus on managing our business operations, while allowing the chairman to focus on more effectively leading the Board and overseeing our general strategic direction and extraordinary transactions.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the " Exchange Act "), requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the U.S. Securities and Exchange Commission and furnish us with copies of all such Section 16(a) forms. To the best of our knowledge based solely on information available to us, no person required to file such reports failed to file any such reports or filed any such reports late, except that William E. Begley filed about 14 days late a single Form 4 respecting 302,000 shares acquired from us in exchange for outstanding indebtedness owed by us to him.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table set forth below contains certain information as of June 10, 2016 concerning the beneficial ownership of common stock (i) by each person who is known by us to own beneficially more than 5% of the outstanding common stock; (ii) by each director and executive officer; and (iii) by all directors and executive officers as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of June 10, 2016 are treated as outstanding only for determination of the number and percent owned by such group or person. The address for all persons listed in the table is One Riverway Drive, Suite 1700, Houston, Texas 77056.

Name and Address of	Beneficial Ownership (1)
Beneficial Owner	Number	Percent
5% stockholders:
Steven Webster (2)	37,763,014	21.5%
DEC Funding LLC (3)	35,163,014	20.1%

Directors and executive officers:
Keith D. Spickelmier	48,300,000	34.45%
Keith J. McKenzie	36,705,460	26.18%
William E. Begley	10,607,106	7.57%
Michael D. Dahlke	2,501,616	1.78%
All directors and executive officers as a group (four persons)	98,114,182	69.99%

(1)         Includes shares beneficially owned pursuant to options, warrants and convertible securities exercisable or convertible within 60 days.

(2)         Includes 2,600,000 shares held directly and 35,163,014 shares held by DEC Funding LLC, an entity for which Mr. Webster serves as the managing member and for whose shares Mr. Webster may be deemed the beneficial owner. Mr. Webster has sole voting power and investment power with respect to the 2,600,000 shares held directly and shared voting power and investment power with respect to the 35,163,014 shares held by DEC Funding LLC. These 35,163,014 shares are also included in the table in the figure of shares beneficially owned by DEC Funding LLC. Mr. Webster’s address is 1000 Louisiana Street, Suite 3700, Houston, Texas 77002. The information contained in this footnote was obtained from a Schedule 13D filed by the beneficial owner with the U.S. Securities and Exchange Commission on June 6, 2016.

(3)         Includes 22,038,014 shares that may be acquired upon conversion of a debenture (including 163,014 shares underlying interest scheduled to be paid in kind on June 30, 2016), and 13,125,000 shares that may be acquired on exercise of a warrant. Steven Webster is the managing member of DEC Funding LLC, and shares voting power and investment power with respect to these 35,163,014 shares. These 35,163,014 shares are also included in the table in the figure of shares beneficially owned by Steven Webster. The address for DEC Funding LLC is 1000 Louisiana Street, Suite 3700, Houston, Texas 77002. The information contained in this footnote was obtained from a Schedule 13D filed by the beneficial owner with the U.S. Securities and Exchange Commission on June 6, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

Loans from management. We have from time to time relied on loans from members of our management to pay our expenditures. These loans are each evidenced by demand notes, which are non-interest bearing. The following table gives further information about such of these loans that remain outstanding:

When the Original Loan was Made	Lender	Amount of Loan
December 20, 2013	EMTEECO Holdings Ltd**	$17,000
March 31, 2014	Keith D. Spickelmier	$25,000
May 5, 2014	Keith D. Spickelmier	$3,100
July 16, 2014	Keith D. Spickelmier	$10,000
September 29, 2014	Keith D. Spickelmier	$16,000
December 17, 2014	Keith D. Spickelmier	$6,000
January 29, 2015	Keith D. Spickelmier	$2,500
March 9, 2015	William Begley	$4,000
August 12, 2015	William Begley	$3,000
November 20, 2015	Keith D. Spickelmier	$10,000
December 16, 2015	William Begley	$5,353
January 15, 2016	Keith D. Spickelmier	$5,000
January 15,2016	William Begley	$1,500
January 19, 2016	William Begley	$3,500
February 2, 2016	Keith D. Spickelmier	$7,000
February 3, 2016	William Begley	$4,000
February 4, 2016	Keith D. Spickelmier	$7,000
February 4, 2016	William Begley	$10,000
April 20, 2016	William Begley	$1,800
May 13, 2016	Keith D. Spickelmier	$4,600
Total Amount of Loans		$146,353

** This entity is controlled by Mark S. Thompson, our corporate secretary, which is not an executive officer position

Although any person to whom one of the loans described above is owed could demand payment of the loan at any time, no such person has indicated that he intends to demand payment of any of these loans in the immediate future.

In addition to the foregoing promissory notes, as of February 29, 2016, we owed $123,508 to certain of our directors for reimbursement of expenses paid on our behalf. These amounts are unsecured, non-interest bearing and due on demand.

Moreover, over the past two fiscal years through November 2014, William Begley, a director and our Chief Financial Officer, loaned to us an aggregate of $90,600. During December 2014, we issued 302,000 shares of our common stock at a deemed fair market value of $.30 per share to Mr. Begley in exchange for the cancellation of all amounts owed to him at the time that discussions of the exchange began. (Is this applicable anymore?)

Furthermore, over the past two fiscal years, Keith D. Spickelmier, our Chairman of the Board, loaned to us an aggregate of $146,200. During March 2015, we repaid to Mr. Spickelmier $50,000 of the outstanding balanced owed by us to him.

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

Item 14. Principal Accountant Fees and Services

Our independent auditor during fiscal 2016 and fiscal 2015 was MaloneBailey, LLP. During fiscal 2016 and fiscal 2015, the aggregate fees that we paid to our independent auditors for professional services were as follows:

	Year Ended
	Last Day of February
	2016	2015
Audit Fees (1)	$21,300	$21,000
Audit-Related Fees	N/A	N/A
Tax Fees	N/A	N/A
All Other Fees	N/A	N/A

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	First Amended and Restated Articles of Incorporation are incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on May 11, 2012, Exhibit 3.1.
3.2	By-laws are incorporated herein by reference to our Registration Statement on Form S-1 (SEC File No. 333-152324) filed with the SEC on July 14, 2008, Exhibit 3.2.
4.1	Specimen stock certificate is incorporated herein by reference to Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on May 11, 2012, Exhibit 3.2.
10.1	Novation Deed dated May 15, 2012 by and between Liberty Petroleum Corporation and Registrant in respect of Option to Purchase and Sale and Purchase Agreement dated January 31, 2012 is incorporated herein by reference to our Annual Report on Form 10-K for fiscal 2012 (SEC File No. 000-53520) filed with the SEC on June 12, 2012 Exhibit 10.7
10.2	Deed (Pursuant to Section 31 of the Native Title Act 1993) among (a) Honorable Tom Koutstantonis, Minister for Mineral Resources and Energy, for and on behalf of the State of South Australia, (b) Discovery Energy SA Pty Ltd, (c) Edward Lander, Rhonda Gepp-Kennedy, one signatory whose name was withheld for cultural reasons, Sylvia Stuart, Irene Kemp and David Mungerannie, for and on behalf of the Dieri Native Title Holders, and (d) the Dieri Aboriginal Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on September 7, 2012, Exhibit 10.1
10.3	Consolidation Promissory Note dated September 26, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on October 2, 2013, Exhibit 10.1

10.4	Fifth Amendment dated July 11, 2014 to Consolidation Promissory Note dated September 26, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on July 15, 2014, Exhibit 10.1
10.5	Sixth Amendment dated September 12, 2014 to Consolidation Promissory Note dated September 26, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on September 15, 2014, Exhibit 10.1
10.6	Seventh Amendment dated November 12, 2014 to Consolidation Promissory Note dated September 26, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on November 14, 2014, Exhibit 10.1
10.7	Eighth Seventh Amendment dated January 12, 2015 to Consolidation Promissory Note dated September 26, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on January 12, 2015, Exhibit 10.1
10.8	Ninth Seventh Amendment dated March 2, 2015 to Consolidation Promissory Note dated September 26, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on March 3, 2015, Exhibit 10.1
10.9	Tenth Amendment dated June 2, 2015 to Consolidation Promissory Note dated September 26, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2015, Exhibit 10.1
10.10	Eleventh Amendment dated September 2, 2015 to Consolidation Promissory Note dated September 26, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on September 10, 2015, Exhibit 10.1
10.11	Twelfth Amendment dated January 5, 2015 to Consolidation Promissory Note dated September 26, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on January 7, 2016, Exhibit 10.1
10.16	Thirteenth Amendment dated May 5, 2015 to Consolidation Promissory Note dated September 26, 2013 by and between us and Liberty Petroleum Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on May 9, 2016, Exhibit 10.1
10.17	Securities Purchase Agreement dated May 27, 2016 between the Company and DEC FUNDING LLC (“Investor”) is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.01
10.18	Form of Debenture dated May 27, 2016 and executed by the Company in favor of Investor Securities Purchase Agreement dated May 27, 2016 between the Company and DEC FUNDING LLC (“Investor”) is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.02
10.19	Form of Warrant Agreement dated May 27, 2016 and executed by the Company in favor of a certain investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.03
10.20	Security Agreement dated May 27, 2016 and executed by the Company in favor of Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.04
10.21	Australian Specific Security Agreement (Shares) dated May 27, 2016 and executed by the Company in favor of Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.05
10.22	Australian General Security Agreement dated May 27, 2016 and executed by Discovery Energy SA Pty Ltd in favor of Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.06
10.23	Australian Deed of Guarantee and Indemnity dated May 27, 2016 and executed by Discovery Energy SA Pty Ltd in favor of Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.07
10.24	Registration Rights Agreement dated May 27, 2016 and executed by the Company in favor of Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.08
14.1	Code of Ethics is incorporated herein by reference to our Registration Statement on Form S-1 (SEC File No. 333-152324) filed with the SEC on July 14, 2008, Exhibit 14.1.
21.1	Subsidiaries – filed herewith.
31.01	Sarbanes Oxley Section 302 Certifications - filed herewith
31.02	Sarbanes Oxley Section 302 Certifications - filed herewith
32.01	Sarbanes Oxley Section 906 Certifications - filed herewith
99.1	Our 2012 Equity Incentive Plan (filed as Exhibit 4.1 to our Registration Statement on Form S-8 (SEC File No. 333-183025) filed August 2, 2012).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Discovery Energy Corp.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Discovery Energy Corp. and its subsidiary (collectively, the “Company”) as of February 29, 2016 and February 28, 2015, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Discovery Energy Corp. and its subsidiary as of February 29, 2016 and February 28, 2015 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

MALONE BAILEY LLP

www.malone-bailey.com

Houston, Texas

June 14, 2016

Item 1. Financial Statements.

Discovery Energy Corp. and Subsidiary

Consolidated Balance Sheets

	February 29,	February 28,
	2016	2015
Assets
Current Assets
Cash	$15,895	$859
Prepaid expenses	17,059	16,176
Total Current Assets	32,954	17,035
Oil and gas property - unproved (successful efforts method)	2,421,415	2,421,415
Total Assets	$2,454,369	$2,438,450

Liabilities and Stockholders’ Equity
Current Liabilities

Accounts payable and accrued liabilities	$97,277	$97,256
Accounts payable- related parties	123,508	134,299
Other liabilities	13,623	13,860
Promissory notes - related parties	139,953	143,600
Promissory notes	542,294	542,294
Total Current Liabilities	916,655	931,309

Stockholders' Equity
Preferred Stock- 10,000,000 shares authorized, zero issued and outstanding	-	-
Common Stock - 500,000,000 shares authorized, $0.001 par value – 140,189,501 and 139,239,500 shares issued and outstanding as of February 29, 2016 and February 28, 2015, respectively	140,189	139,239
Additional paid in capital	3,952,947	3,633,897
Accumulated deficit	(2,543,592)	(2,259,311)
Accumulated other comprehensive income (loss)	(11,830)	(6,684)
Total Stockholders' Equity	1,537,714	1,507,141
Total Liabilities and Stockholders' Equity	$2,454,369	$2,438,450

The accompanying notes are an integral part of these consolidated financial statements.

Discovery Energy Corp. and Subsidiary

Consolidated Statements of Expenses and Other Comprehensive Income (Loss)

	Twelve	Twelve
	Months Ended	Months Ended
	February 29,	February 28,
	2016	2015
Expenses
General and administrative	$67,386	$75,021
Exploration costs	61,993	34,345
Professional fees	98,832	259,107
Rent	12,992	10,923
Travel	40,000	31,533
Total expenses	281,203	410,929

Other (Income) Expenses
Loss on settlement of related party debt		30,200
Interest expense	21,457	20,250
Miscellaneous income	(52)	(48)
Foreign exchange loss/(gain)	(18,327)	(4,148)

Other (income) expenses	3,078	46,254

Net loss	$(284,281)	$(457,183)
Comprehensive loss
Net loss	(284,281)	(457,183)
Foreign currency translation adjustments	(5,146)	(4,487)
Total comprehensive loss	$(289,427)	$(461,670)

Net loss per share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding- basic and diluted	139,983,353	138,967,984

The accompanying notes are an integral part of these consolidated financial statements

Discovery Energy Corp.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the years ended February 29, 2016 and 2015

				Deficit
				Accumulated	Accumulated	Total
			Additional	During the	Other	Shareholders’
		Par	Paid- In	Exploration	Comprehensive	Equity
	Number	Value	Capital	Stage	Income (Loss)	(Deficit)
Balance, February 28, 2014	138,451,200	138,452	3,319,365	(1,802,128)	(2,197)	1,653,492
Capital stock issued for cash	237,500	237	94,763	-	-	95,000
Capital stock issued for services rendered	248,800	248	99,271	-	-	99,519
Capital stock issued upon conversion of notes payable	302,000	302	120,498	-	-	120,800
Net loss for the year	-	-	-	(457,183)	-	(457,183)
Comprehensive income (loss) for the year	-	-	-	-	(4,487)	(4,487)
Balance, February 28, 2015	139,239,500	139,239	$3,633,897	$(2,259,311)	$(6,684)	$1,507,141
Capital stock issued for cash	950,001	950	319,050	-	-	320,000
Net loss for the year	-	-	-	(284,281)	-	(284,281)
Comprehensive income (loss) for the year	-	-	-	-	(5,146)	(5,146)
Balance, February 29, 2016	140,189,501	$140,189	$3,952,947	$(2,543,592)	$(11,830)	$1,537,714

The accompanying notes are an integral part of these financial consolidated statements.

Discovery Energy Corp. & Subsidiary

Consolidated Statements of Cash Flows

	Twelve Months Ended	Twelve Months Ended
	February 29, 2016	February 28, 2015

Cash flows used in operating activities
Net loss	$(284,281)	$(457,183)
Adjustments to reconcile net loss to net
Cash used in operating activities
Shares issued for services	-	99,519
Loss on settlement of related party debt		30,200
Changes in assets and liabilities:
Prepaid expenses	(883)	641
Accounts payable – related party	(10,791)	54,700
Interest payable	17,639	-
Accounts payable and accrued liabilities	(17,855)	24,799
Net cash used in operating activities	(296,171)	(247,324)

Cash flows from financing activities
Repayments on notes payable-related party	(64,000)	-
Common stock issued	320,000	-
Stock subscription proceeds		95,000
Proceeds from notes payable-related party	60,353	150,700
Net cash flows from financing activities	316,353	245,700

Foreign exchange effect on cash	(5,146)

Change in cash during the period	15,036	(1,624)

Cash beginning of the period	859	2,483

Cash end of the period	$15,895	$859

Supplemental disclosures:
Interest Paid in the period	-	-
Income taxes paid in the period	-	-

Non-cash Investing and financing activities:
Shares issued for conversion of notes	-	90,600

The accompanying notes are an integral part of these consolidated financial statements.

Discovery Energy Corp.

Notes to Consolidated Financial Statements

For the year ended February 29, 2016

1.  Nature of Operations, Continuance of Business

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

In May 2012, the Company incorporated a wholly-owned Australian subsidiary, Discovery Energy SA Pty Ltd (f/k/a Discovery Energy Ltd) for purposes of acquiring the License.

2.  Going Concern

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, the successful development of the Prospect or one or more alternative oil and gas properties, and the attainment of profitable operations. As of February 29, 2016, the Company has not generated any revenues and has an accumulated loss of $2,543,592 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB accounting standards for "Earnings per Share", which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period would be used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no dilutive instruments outstanding at February 29, 2016 and February 28, 2015.

d) Comprehensive Loss

FASB accounting standard for "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of February 29, 2016 the Company has recognized Currency translation adjustments as a component of Comprehensive loss (See Item i).

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

4. Related Party Transactions

As of February 29, 2016 and February 28, 2015, the Company owed $123,508 and $134,299, respectively, to certain Company directors for reimbursement of expenses paid on behalf of the Company. In addition, as of February 29, 2016 and February 28, 2015, the Company owed $139,953 and $143,600, respectively, for promissory notes issued to various related parties. These amounts are unsecured, non-interest bearing and due on demand.

On December 29, 2014, the Company issued 302,000 shares of its common stock to related parties in exchange for the cancellation of $90,200 in debt. The conversion prices of the notes was $0.30 per share on the date of the transaction. The fair market value of the Company’s common stock was $0.40 on the date of the transaction. Accordingly, the Company recognized a loss of $30,200 on the exchange.

On January 6th, 2014, the Company entered into an unsecured demand note with Keith Spickelmier. See Note 6 below.

On January 15th, 2015, the Company entered into an unsecured demand note with William Begley. See Note 6 below.

On February 21st, 2015, the Company entered into an unsecured demand note with William Begley. See Note 6 below.

During the fiscal year ended February 29, 2016, the Company entered into a series of notes with its two of its directors. These transactions are summarized in the table below and are further described in Note 6.

Director	No. of Transactions	Transaction Type & Dates	Total Transaction Amount

Keith Spickelmier	1	Company payment of 3 prior notes; 3/31/15	$(50,000)
Keith Spickelmier	4	Additional notes; 11/20/15, 8/12/15, 12/2&4/16	$29,000
William E. Begley	2	Company payment of 3 prior notes; 6/9/15 & 7/3/15	$(14,000)
William E. Begley	7	Additional notes; 3/9/15, 1/19/16, 12/16/15, 1/15/16, 1/19/16, 2/3&4/16	$31,353

5. Oil and Gas Properties

On May 19, 2014, the Company received notice from the Government of South Australia that this government had issued certain modifications to the License and suspended the License for a period of six months. Such a suspension functions like an extension. Under the amended License, the Company will be required to drill 7 exploratory wells rather than 12, as originally required. These required wells must be drilled in years 3, 4, and 5 (2, 2, and 3 wells, respectively). The amount of required 2D seismic was also reduced to 100 kilometers (in year 3) from 250 kilometers (in year 2) but the total 3D seismic work guaranteed increased to 500 square kilometers from 400 square kilometers. However, the 3D seismic survey requirement is spread over years 2, 3 and 4 (100, 200 and 200 sq. km. respectively). Subsequent to this modification and suspension, the Company received two additional six-month suspensions, one in February 2015 and in July 2015 and a one-year suspension effective in January 2016. In view of these modifications and suspensions, the Company’s remaining work commitment involves the following:

In view of these modifications and suspensions, the Company’s remaining work commitments involve the following:

*	Year 2 ending April 27, 2017 - Conduct a new 3D seismic survey totaling at least 100 kilometers.
*	Year 3 ending April 27, 2018 - Acquire new 2D seismic data totaling at least 100 kilometers, acquire 3D seismic data totaling at least 200 square kilometers and drill two wells.
*	Year 4 ending April 27, 2019 - Acquire new 3D seismic data totaling at least 200 square kilometers and drill two wells.
*	Year 5 ending April 27, 2020 - Drill three wells

6. Notes Payable

Two promissory notes were issued on October 26, 2012 to Liberty upon delivery of the License with aggregate principal amount of $650,000. The original terms of the notes were:

(i)	One note in the original principal amount of $500,000 originally due on April 26, 2013.

(ii)	The other note in the original principal amount of $150,000 originally due on July 26, 2013.

(iii)	Both notes accrued interest at a floating rate equal to the one-month term LIBOR rate, plus an additional 3%. Accrued interest amounting $24,426 to $7,290 is included in other liabilities as of February 29, 2016 and February 28, 2015, respectively.

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

These promissory notes had undergone a number of amendments, including extensions of the due dates. On September 26, 2013, these promissory notes were combined into a single consolidation promissory note (the “Consolidated Note”) in the original principal amount of $542,294, as some of the principal had been reduced and some interest had accrued. Effective January 5, 2016, the Company and Liberty Petroleum Corporation amended the Consolidated Note so that the initial due date will be May 5, 2016, and provided that if the Company makes prepayments in the aggregate amount of $250,000 prior to the new initial due date of May 5, 2016, then the due date for the remainder of the principal amount of and accrued interest on the Consolidated Note would be extended until July 5, 2016..

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

On December 16, 2015, the Company entered into an unsecured corporate demand note with William E. Begley. The note was in the amount of $5,353, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The note is non-interest bearing.

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

On January 15, 2016, the Company entered into an unsecured corporate demand note with William E. Begley. The note was in the amount of $1,500, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The note is non-interest bearing.

On January 19, 2016, the Company entered into an unsecured corporate demand note with William E. Begley. The note was in the amount of $3,500, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The note is non-interest bearing.

On February 2, 2016, the Company entered into an unsecured corporate demand note with Keith Spickelmier. The note was in the amount of $7,000, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The note is non-interest bearing.

On February 3, 2016, the Company entered into an unsecured corporate demand note with William E. Begley. The note was in the amount of $4,000, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The note is non-interest bearing.

On February 4, 2016, the Company entered into an unsecured corporate demand note with William E. Begley. The note was in the amount of $10,000, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The note is non-interest bearing.

On February 4, 2016, the Company entered into an unsecured corporate demand note with Keith Spickelmier. The note was in the amount of $7,000, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The note is non-interest bearing.

7. Income Taxes

The significant components of deferred income tax assets at February 29, 2016 and February 28, 2015 are as follows:

	February 29, 2016	February 28, 2015
Deferred Tax Asset
Capitalized Geological/Geophysical	18,728	18,618
Federal Net Operating Loss	713,027	632,368
Less: Valuation Allowance	$(731,755)	$(650,986)
Net Deferred Tax Asset	$-	$-

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

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended February 29, 2016 and February 28, 2015. At February 29, 2016, the Company has net operating loss carry forwards, which expire commencing in 2030, totaling approximately $2,097,137.

8. Common stock

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

On March 20, 2015, the Company received $200,000 from a private investor. The 666,667 Common Shares were issued on March 23, 2015 at a price of $0.30.

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

On February 15, 2016, the Company received $20,000 from a private investor. The 100,000 Common Shares were issued on February 22, 2016 at a price of $0.20 per share.

9. Subsequent Events

On April 20, 2016, the Company entered into an unsecured corporate demand note with William E. Begley. The note was in the amount of $1,800, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The note is non-interest bearing.

Effective May 5, 2016, the Company and Liberty amended the Consolidation Note so that the all outstanding principal of this Note and interest that has accrued or hereafter accrues on such Note shall be due in a single balloon payment on July 20, 2016, and provided that on or prior to the Due Date of July 20, 2016, the Note can be paid in its entirety by Maker’s a) payment in cash of $300,000, plus the amount of accrued interest and b) issuance of 1,150,895 restricted shares of Maker’s common stock.

On May 13, 2016, the Company entered into an unsecured corporate demand note with Keith Spickelmier. The note was in the amount of $4,600, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The note is non-interest bearing.

One May 27, 2016, the Company sold $3.5 million senior secured convertible debentures to DEC Funding LLC. Among other provisions, the sale transaction included warrants to purchase 13,125,000 shares of the Company’s common stock at $0.20. Further information regarding the details of this transaction is found in Form 8K filed with the Securities and Exchange Commission on June 3, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY ENERGY CORP.
By:	/s/ Keith J. McKenzie
Keith J. McKenzie
Chief Executive Officer
Date: June 14, 2016

In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Keith J. McKenzie
Keith J. McKenzie
Director, Chief Executive Officer
(Principal executive officer)
Date: June 14, 2016

/s/ Keith D. Spickelmier
Keith D. Spickelmier
Director
Date: June 14, 2016

/s/ William E. Begley
William E. Begley
Director, Chief Financial Officer (Principal financial and accounting officer)
Date: June 14, 2016