Form 10-Q
period 2016-05-31
Discovery Energy Corp.
filed 2016-07-19
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 140,189,501 as of July 19, 2016.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

	May 31,	February 29,
	2016	2016
Assets
Current Assets
Cash	$3,502,303	$15,895
Prepaid expenses	11,706	17,059
Total Current Assets	3,514,009	32,954
Oil and gas property – unproved (successful efforts method)	2,421,415	2,421,415
Total Assets	$5,935,424	$2,454,369

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$290,305	$97,277
Accounts payable- related parties	151,151	123,508
Other liabilities	12,827	13,623
Promissory notes-related parties	146,353	139,953
Promissory notes	542,294	542,294
Derivative liability	7,837,081	-
Total Current Liabilities	8,980,011	916,655

Convertible note payable, net of dept discount and deferred financing costs of $3,312,727 and $179,671 at May 31,2016	7,667	-

Total Liabilities	8,987,678	916,655

Stockholders' Equity (Deficit)
Preferred stock- 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock - 500,000,000 shares authorized, $0.001 par value – 140,089,501 shares issued and outstanding as of May 31, 2016 and February 29, 2016	140,189	140,189
Additional paid in capital	3,952,947	3,952,947
Accumulted deficit	(7,149,339)	(2,543,592)
Accumulated other comprehensive income (loss)	3,949	(11,830)
Total Stockholders' Equity (Deficit)	(3,052,254)	1,537,714
Total Liabilities and Stockholders' Equity (Deficit)	$5,935,424	$2,454,369

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp. and Subsidiary

Consolidated Statements of Expenses and Other Comprehensive Income (Loss)

(Unaudited)

	Three	Three
	Months Ended	Months Ended
	May 31,	May 31,
	2016	2015
Expenses
General and administrative	$27,589	$25,616
Exploration costs	10,524	2,550
Professional fees	30,982	18,667
Rent	2,542	5,526
Travel	283	40,000
Total expenses	71,920	92,359

Other (Income) Expenses
Interest expense	16,449	5,343
Loss on derivative liability	4,517,081	-
Miscellaneous income	(52)	(16)
Foreign exchange loss/(gain)	349	(5,567)

Other (income) expenses	4,533,827	(240)

Net loss	$(4,605,747)	$(92,119)

Comprehensive loss
Net loss	(4,605,747)	(92,119)
Foreign currency translation adjustments	15,779	11,243
Total comprehensive loss	$(4,589,968)	$(80,876)

Net loss per share – basic and diluted	$(0.03)	$0.00
Weighted average number of shares outstanding- basic and diluted	140,089,501	139,768,486

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	May 31, 2016	May 31, 2015

Cash flows used in operating activities
Net loss	$(4,605,747)	$(92,119)
Adjustments to reconcile net loss to net
Cash used in operating activities
Loan amortization	7,667	-
Change in derivative liability	4,517,081
Changes in assets and liabilities:
Prepaid expenses	5,353	5,076
Accounts payable – related party	27,643	(21,379)
Interest payable	7,768	4,300
Accounts payable and accrued liabilities	4,463	(41,916)
Net cash used in operating activities	(35,771)	(146,038)

Cash flows from financing activities
Proceeds from debenture	3,500,000	-
Common stock issued	-	200,000
Repayments on notes payable-related party	-	(50,000)
Proceeds from notes payable-related party	6,400	4,000
Net cash flows from financing activities	3,506,400	154,000

Foreign exchange effect on cash	15,780	11,244

Change in cash during the period	3,486,408	19,206

Cash beginning of the period	15,895	859

Cash end of the period	$3,502,303	$20,065

Supplemental disclosures
Interest paid in the period	$-	$-
Income taxes paid in the period	$-	$-

Noncash investing and financing activities
Deferred financing costs	180,000	-
Debt discount from beneficial conversion feature	3,320,000	-

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

In May 2012, the Company incorporated a wholly-owned Australian subsidiary, Discovery Energy SA Ltd. (the “Subsidiary”) for purposes of acquiring the License. On May 25, 2016 the Subsidiary changed its status from a public company to private company (as those forms of entities are provided under applicable Australian law) and, accordingly changed its name to Discovery Energy SA Pty Ltd.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s February 29, 2016 Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 29, 2016, as reported on Form 10-K, have been omitted.

Fair Value Considerations

The Company follows ASC 820, “ Fair Value Measurements and Disclosures,” as amended by Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157 and related guidance. Those provisions relate to the Company’s financial assets and liabilities carried at fair value and the fair value disclosures related to financial assets and liabilities. ASC 820 defines fair value, expands related disclosure requirements, and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, assuming the transaction occurs in the principal or most advantageous market for that asset or liability.

There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. The Company uses Level 1 inputs for its fair value measurements whenever there is an active market, with actual quotes, market prices, and observable inputs on the measurement date. The Company uses Level 2 inputs for fair value measurements whenever there are quoted prices for similar securities in an active market or quoted prices for identical securities in an inactive market. The Company uses observable market data whenever available.

Derivative Liabilities

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the embedded derivate associated with the convertible note payable and warrant are accounted for as liabilities during the term of the related note payable and warrant.

3.	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, the successful development of the Prospect or one or more alternative oil and gas properties, and the attainment of profitable operations. As of May 31, 2016, the Company has not generated any revenues and has an accumulated loss of $7,149,339 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. In May 2016, we secured $3.5 million in funding through a convertible debenture sale. We have an additional $1.5 million in convertible debentures that we are seeking to sell for short-term funding.  Moreover, the purchaser of the $3.5 million convertible debentures has a right of first offer through the end of June 2017 to invest an additional $20.0 million in our company.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	Related Party Transactions

As of May 31 and February 29, 2016, the Company owed $151,151 and $123,508, respectively, to certain Company directors for reimbursement of expenses paid on behalf of the Company. In addition, as of May 31 and February 29, 2016, the Company owed $146,353 and $139,953, respectively, for promissory notes issued to various related parties. These amounts are unsecured, non-interest bearing and due on demand. During the three months ended May 31, 2016, notes totaling $6,400 were executed with two related parties as described in Note 6 below. Additionally, a related party payable of $9,100 was created when a director advanced cash to settle payables to a third party.

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

Two promissory notes were issued on October 26, 2012 to Liberty Petroleum Corporation (“Liberty”) upon delivery of the License with an aggregate principal amount of $650,000. The original terms of the note were:

(i)	One note in the original principal amount of $500,000 was originally due on April 26, 2013.

(ii)	The other note in the original principal amount of $150,000 was originally due on July 26, 2013.

(iii)	Both notes accrued interest at a floating rate equal to the one-month term LIBOR rate, plus an additional 3%. Accrued interest of $46,765 and $42,065 is included in other liabilities as of May 31, 2016 and February 29, 2016, respectively

These promissory notes had undergone a number of amendments, including extensions of the due dates. On September 26, 2013, these promissory notes were combined into a single consolidation promissory note (the “Consolidated Note”) in the original principal amount of $542,294, as some of the principal had been reduced and some interest had accrued. Effective May 5, 2016, the Company and Liberty amended the Consolidated Note so that all the outstanding principal of this note ($587,724) and interest hereafter accrues on such Note shall be due in a single balloon payment on July 20, 2016, and provided that on or prior to the Due Date of July 20, 2016, the Note can be paid in its entirety by the Company’s a) payment in cash of $300,000, plus the amount of accrued interest and b) issuance of 1,150,895 restricted shares of the Company’s common stock, which number of shares was determined by dividing $287,724 by a per-share price of $0.25.

On April 20, 2016, the Company entered into an unsecured corporate demand note with William E. Begley, a related party. The note was in the amount of $1,800, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The note is non-interest bearing.

On May 13, 2016, the Company entered into an unsecured corporate demand note with Keith Spickelmier, a related party. The note was in the amount of $4,600, and repayment can be demanded, with 5-days notice, at any time after the passage of 20 business days from the date of the note. If no demand is made on the note, the note becomes due and payable in full on its first anniversary. The note is non-interest bearing.

7.	Convertible Note Payable

On May 27, 2016, the Company sold a $3.5 million senior secured convertible debenture to DEC Funding LLC (the “Debenture”). The Debenture is due on May 27, 2021 and bears interest at 8% per annum. The use of these proceeds is limited to the payment of our and the Debenture purchaser’s costs of the transaction (including legal fees), the funding of our 3D seismic survey with respect to our Prospect and the interpretation of such seismic survey, and the payment of our expenses associated with the seismic survey. The remainder of these proceeds may be used for general and administrative expenses with the Debenture purchaser’s consent. The conversion price for the Debentures is $0.16, subject to certain adjustments that are believed to be customary in transactions of this nature. Debentures are secured by virtually all of the Company’s assets owned directly or indirectly but for the License.

Among other provisions, the sale transaction included warrants to purchase 13,125,000 shares of the Company’s common stock at $0.20 (the “Warrant”). The warrants have a three-year term. Further information regarding the details of this transaction is found in Form 8K filed with the Securities and Exchange Commission on June 3, 2016. The Company incurred legal and professional fees in the amount of $180,000 related to the sale transaction. These costs have been discounted as deferred financing costs. During the three months ended May 31, 2016, the Company recorded $394 in amortization expense related to the deferred financing costs. Related debt discount in the amount of $3,320,000 was recorded. During the three months ended May 31,2016, the Company recorded $7,273 in amortization expense related to the debt discount.

The Debenture and the Warrant include a reset provision whereby the investor is entitled to reset the conversion price of the Debenture and the Warrant in the event that the Company issues securities priced below the conversion price of the Debenture or the Warrant. The Company has analyzed the reset provision of the Debenture and Warrant and calculated the fair market value of the ensuing derivative liability, as discussed in Note 8.

8.	Derivative Liability

The debenture and related warrant issued by the Company contain a price reset provision (the Reset Provision) that gives rise to a derivative liability. The Company has measured its derivative liability at fair value and recognized the derivative value as a current liability and recorded the derivative value on its consolidated balance sheet. The derivative is valued primarily using a binomial latticed-based model based on unobservable inputs that are supported by little to no market activity. These inputs represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3. Changes in the fair values of the derivative are recognized as earnings or losses in the current period.

The fair values of derivative liability related to the Reset Provision contained within the debenture as of May 27, 2016, the date of issuance, and as of May 31, 2016 were estimated on the transaction dates and balance sheet dates under the following assumptions:

	May 27, 2016	Issuances / changes	May 31, 2016
Shares of common stock issuable upon exercise of debt	21,875,000	-	21,875,000
Estimated market value of common stock on measurement date	$0.26	$-	$0.26
Exercise price	$0.16	$-	$0.16
Risk free interest rate	1.37%	-%	1.37%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	306.96%	-%	306.96%
Expected exercise term in years	5.000	0.00	4.992

The fair values of derivative liability related to the Reset Provision contained within the warrant as of May 27, 2016, the date of issuance, and as of May 31, 2016 were estimated on the transaction dates and balance sheet dates under the following assumptions:

	May 27, 2016	Issuances / changes	May 31, 2016
Shares of common stock issuable upon exercise of warrant	13,125,000	-	13,125,000
Estimated market value of common stock on measurement date	$0.26	$-	$0.26
Exercise price	$0.20	$-	$0.20
Risk free interest rate	1.37%	-%	1.37%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	306.96%	-%	306.96%
Expected exercise term in years	3.000	0.00	2.992

The changes in fair values of the derivative liabilities related to the debenture and warrant for the three months ended May 31, 2016 are summarized as follows:

Fair value of derivative liabilities at inceptio’n (May 27, 2016)	$4,522,016
Discount on debenture	3,320,000
Conversion of derivative liabilities	-
Change in fair value of derivative liabilities	(4,935)
Fair value of derivative liabilities at May 31, 2016	$7,837,081

The Company recognized a net loss on derivative liability of $4,517,081during the three months ended May 31, 2016.

9.	Subsequent Events

Effective July 11, 2016, the Subsidiary, entered into a seismic services agreement (the "Seismic Agreement") with Terrex Pty Ltd. (“Terrex”). The material terms, provisions and conditions of the Seismic Agreement are as follows:

*	Per the terms of the Seismic Agreement, Terrex is to conduct a 3D seismic survey (the “Survey”) comprised of from approximately 175 to approximately 200 square kilometers on the southwest portion of the Prospect. The Company believes that after regulatory approvals have been acquired and an archeological review of the survey area has been completed Terrex will start the 3D seismic fieldwork on or about August 10, 2016. It is expected the field data acquisition will require about 2 months to complete, after which the data will then be processed and interpreted by other contractors. Once this Survey project has been completed and the results reported to the South Australian government, the Company’s work commitment for the second year of the License and a portion of the Company’s work commitment for the third year will have been satisfied.

*	For Terrex’s services, the Company will pay a “turnkey price” of approximately AU$3,057,000 (approximately US$2,287,000 based on the average exchange rate for the five business days preceding July 12, 2016). The Company expects that the Survey, in combinations with the expenses associated with required pre- and post-field work, will largely deplete the funds raised in the Company’s recent sale and issuance of its Senior Secured Convertible Debenture due May 27, 2021 having an original principal amount of US$3,500,000.

Effective July 16, 2016, a director’s demand note in the amount of $10,000 was amended to extend the term to July 16, 2017.

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

General

Our company, Discovery Energy Corp., was incorporated under the laws of the state of Nevada on May 24, 2006 under the name “Santos Resource Corp.” Our current business plan is to explore for and produce oil and gas from a tract of land comprising approximately 584,651 gross acres (the “ Prospect ”) covered by Petroleum Exploration License (PEL) 512 (the “ License ”) in the State of South Australia. We adopted this business plan near the end of our fiscal 2012, after having previously abandoned our initial business plan involving mining claims in Quebec, Canada and after we had been dormant from a business perspective for a period of time. In connection with the adoption of our current business plan, we had a change in control of our company, a change in our management, a change in our corporate name, and a change of our status from a “shell” company, as that term is defined in Rule 405 of the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.

Beginning in the second quarter of fiscal 2015 a significant decline in the price of oil has affected the oil and gas industry worldwide. This decline began in June 2014 when the price of Brent oil was above US$110 per barrel and continued to a low of US$28 per barrel in January of 2016 Since then prices have recovered somewhat with the recent Nymex Futures trading near US$50 per barrel. Current oil prices have made our ability to complete a capital raising transaction or procure a joint venture partner more difficult. As a result of the decline in oil prices we and most other Cooper Basin exploration companies curtailed activities or reduced capital budgets until oil markets stabilize. In light of market conditions, we changed our ongoing business strategy to best position ourselves for when the markets improve.

After having made significant strides in our business plan during our fiscal 2013 (including the formal grant of the License), we spent the bulk of our business efforts during our fiscal years 2014, 2015 and 2016 trying to complete a major capital raising transaction or procure one or more major joint venture partners to further our business plan. We were not able to achieve these objectives, especially after the significant decline in oil prices described above. During these fiscal years, we were able to extend our five-year work commitment relating to the License, allowing us additional time to pursue capital raising transactions or procure a major joint venture partner, and perhaps benefit from a recovery in the price of oil. However, after the end of our fiscal 2016, we experienced a couple of significant positive developments as follows:

On May 27, 2016, we completed a debt financing transaction that provides to us funds to commence our 3D seismic survey and complete a significant portion of it, while also providing operating capital for a number of months. This financing is discussed in the section captioned “Liquidity and Capital Requirements - Financing History and Immediate, Short-Term Capital Needs” below.

Effective July 12, 2016, we entered into a seismic services agreement (the "Seismic Agreement") with Terrex Pty Ltd. (“Terrex”). Per the terms of the Seismic Agreement, Terrex is to conduct a 3D seismic survey (the “Survey”) comprised of from approximately 175 to approximately 200 square kilometers on the southwest portion of the Prospect. We believe that Terrex will start the 3D seismic fieldwork on or about August 10, 2016, after regulatory approvals have been acquired and an archeological review of the survey area has been completed. It is expected the field data acquisition will require about two months to complete, after which the data will then be processed and interpreted by other contractors. Once this Survey project has been completed and the results reported to the South Australian government, our work commitment for the second year of the License and a portion of our work commitment for the third year will have been satisfied. For Terrex’s services, we will pay a “turnkey price” of approximately AU$3,057,000 (approximately US$2,287,000 based on the average exchange rate for the five business days preceding the date of this Report). We expect that the Survey, in combinations with the expenses associated with required pre- and post-field work, will largely deplete the funds raised in our recent debt financing transaction completed on May 27, 2016. As a result, we will continue the activities described in the section captioned “Liquidity and Capital Requirements.”

In the remainder of this Report, Australian dollar amounts are prefaced by "AU$" while United States dollar amounts are prefaced simply by "$" or (when used in close proximity to Australian dollar amounts) by "US$." When United States dollar amounts are given as equivalents of Australian dollar amounts, such United States dollar amounts are approximations only and not exact figures. During the three months ended May 31, 2016 exchange rate has varied from a low of US$1.00/AU$1.2801 to a high of US$1.00/AU$1.4021.

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

There can be no assurance that we will be successful in our exploratory and production activities. The oil and gas business involves numerous risks, the principal ones of which are listed in our 2016 Annual Report on Form 10-K in “Item 1A. Risk Factors -RISKS RELATING TO OUR INDUSTRY - PARTICIPANTS IN THE OIL AND GAS INDUSTRY ARE SUBJECT TO NUMEROUS RISKS.” As we become more involved in the oil and gas exploration and production business, we will give more detail information regarding these risks.

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

We received from the South Australian Minister for Mineral Resources and Energy three six-month extensions of the work commitment relating to the License, the first in May 2014, the second in February 2015 and the third in July 2015 and a one-year suspension in February 2016. In view of these modifications and suspensions, our remaining work commitment involves the following:

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

Based on our research and technical analysis to date, we believe that the License work plan can be justified. Hence, the initial phase of our plan of operation involves (among other things) conducting 3D seismic surveys totaling 300 square kilometers (approximately 115 sq. miles), conducting a 2D seismic survey of 100 kilometers (approximately 62 miles) and drilling of at least two exploration wells. We recently entered into a seismic services agreement, which we believe will satisfy our work commitment for the second year of the License and a portion of our work commitment for the third year. For more information about this agreement, see the section captioned “General” above.

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

Results of Operations

Our results of operation for the three-month periods ended May 31, 2016 and 2015 are summarized in the table below:

	Three months Ended May 31, 2016	Three months Ended May 31, 2015

Revenue	$-	$-
Operating Expenses	$71,920	$92,359
Other (income)/expenses	$4,533,827	$(240)
Net Loss	$4,605,747	$92,119

Our operating expenses for the three-month periods ended May 31, 2016 and 2015 are outlined in the table below:

	Three months Ended May 31, 2016	Three months Ended May 31, 2015

General and Administrative	$27,589	$25,616
Exploration Costs	$10,524	$2,550
Professional Fees	$30,982	$18,667
Rent	$2,542	$5,526
Travel	$283	$40,000
Total Operating Expenses	$71,920	$92,359

Results of Operations for the Three-Month Periods Ended May 31, 2016 and 2015

Revenues. We did not earn any revenues for either the three months ended May 31, 2016 or the similar period in 2015. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter into commercial production.

Expenses. The total expenses incurred during the quarter ended May 31, 2016 were approximately $20,439 or 22% less than those incurred during the quarter ended May 31, 2015. A substantial decline in travel expense was the primary reason for the decline. This drop was somewhat offset by increased exploration costs and professional fees.

The largest component of the decline in our expenses was the reduction in travel fees for the quarter ended May 31, 2016 compared to the quarter ended May 31, 2015. Travel expense was approximately $300 during the quarter ended May 31, 2016 and $40,000 during the quarter ended May 31, 2015. The major source of difference is the timing of costs associated with sending our executives to represent the company at Australia’s annual petroleum conference. This event where potential partners, service providers and energy regulators gather has typically been held during the quarter ended May 31st, but the most recent conference was held in June, which falls in our quarter that will end on August 31, 2016. Therefore, travel expenses for the first six months of the current fiscal year are expected to be much more comparable to those incurred during the same period in fiscal 2016.

Our professional fees during the quarter ended May 31, 2016 increased by approximately $12,000 compare to the quarter ended May 31, 2015 due to services rendered in connection with the convertible debt financing, IT security improvements, and geophysical seismic contract negotiations.

Our exploration costs during the quarter ended May 31, 2016 increased by about $8,000 compared to those costs incurred during the comparable period ended May 31, 2015 primarily for additional work in support of the convertible debt financing and geophysical seismic contract negotiations.

Net loss. Despite a reduction in operating expenses of about $20,000, our net loss for the quarter ended May 31, 2016 increased significantly as compared to the quarter ended May 31, 2015. This result was primarily due to the non-cash derivative liability loss in the amount of $4,517,081. The derivative liability represents the estimated settlement cost of issuing additional common shares of our common stock if the price reset provisions of the debenture and warrants are triggered. It is a non-cash liability that will be recomputed each quarter while the debenture and warrants are outstanding. Interest expense also increased due to accrued interest on the convertible debt and amortization of the debt discount and deferred financing costs that added an additional $11,000 to the quarterly loss. On a per share basis (basic and diluted), our loss for the three-month period ending May 31, 2016 was $0.03 compared to a loss of less the $0.01 for the three-month period ended May 31, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Requirements

Financing History and Immediate, Short-Term Capital Needs

Since the change in our corporate direction in January 2012, we have financed our business primarily through private placements of common stock. Since January 2012 through the end of fiscal 2016, we had conducted several rounds of financing in which we raised total "seed" capital in the amount of $2,723,750 resulting in the issuance of 19,657,501 shares of our common stock. From time to time, our officers and directors have advanced short-term funds. As of July 8, 2016, we had outstanding loans totaling $146,353 from two directors and an entity controlled by one officer. These loans are each evidenced by demand notes, which are non-interest bearing.

As of May 31, 2016, we had cash of approximately $3,500,000, we had drawn $9,690 in funds against our bank credit card, and we had working capital of about $2,370,000, excluding the derivative liability. The bulk of the current working capital surplus reflects the cash raised through the debenture sale described below.

Effective May 27, 2016, we sold the following securities:

*	a Senior Secured Convertible Debenture due May 27, 2021 having an original principal amount of $3,500,000 (singly a " Debenture " and collectively with any similar securities issued in the future, the " Debentures "), and

*	warrants to purchase up to a maximum of 13,125,000 shares (prior to any required adjustment) of our common stock (at an initial per-share exercise price of $0.20.

We received proceeds from the sale of these securities in the amount of $3,500,000. The use of these proceeds is limited to the payment of our and the Debenture purchaser’s costs of the transaction (including legal fees), the funding of our 3D seismic survey with respect to our 584,651 gross acre oil and gas prospect in the State of South Australia and the interpretation of such seismic survey, and the payment of our expenses associated with the seismic survey. The remainder of these proceeds may be used for general and administrative expenses with the Debenture purchaser’s consent. Because of the cash infusion resulting from the sale of this initial Debenture, as of July 15, 2016, we had the US dollar equivalent of approximately $3,330,000 of cash on hand. We are currently seeking to sell additional Debentures having an original principal amount of up to $1,500,000. Any net proceeds from these additional Debentures will be used for the following purposes:

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

Long-Term Capital Needs

The five-year work commitment relating to the License imposes certain financial obligations on us. In management’s view, the geotechnical work completed in year-one was sufficient to satisfy the requirement for year-one, and we filed our report in this connection with the South Australian government. Further, we have raised the funds required to complete the second year work commitment and a portion of the following year’s 3D seismic requirement. In addition to the preceding, we will need working capital to satisfy our general and administrative expenses. Between April 2017 and the end of April 2020, we will require additional capital to continue operations and satisfy the obligations for the remainder of our work commitments.

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

Our capital strategy for most of the past two years or so has been to try to engage in a single major capital raising transaction to provide sufficient funds to satisfy our capital needs for a number of years to come. While did not completely abandoning this strategy, we shifted our emphasis in an effort to try to engage in one or more smaller capital raising transactions to provide sufficient funds to satisfy our capital needs through April 2017. Effective May 27, 2016, we sold a $3,500,000 Debenture. We estimate that the proceeds from this sale will be sufficient to finance our seismic survey required for our second year license work commitment of 100 km2. Moreover we believe that the remainder of these proceeds will be sufficient (provided the Debenture holder’s consent is obtained) to finance all of our other business expenses through the end of October 2016, although we have no assurance of this. In the view of the preceding, we will need to raise more funds, and we are continuing efforts to raise another $1,500,000 by selling additional Debentures. Moreover, in the future we will need significant additional funds to undertake the development of our oil and gas prospect in Australia, and we will need to raise these funds to do this. We have no assurance that it will be able to raise these significant additional funds or the additional funds needed for our general operation.

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

Consequences of a Financing Failure

The amount of cash on hand, the pending maturity of the Liberty note, and the issuance of the Debenture have all heightened our need to raise a significant amount of additional capital in the near future. If required financing is not available on acceptable terms, we could be prevented from satisfying our debt or work commitment obligations (including the repayment of the Debenture, which becomes due in May 2021), or developing the Prospect. Our failure to pay timely the Debenture could result in the partial or total loss of our assets and properties. Our failure to pay timely the Liberty note could result in Liberty’s exercise of the rights of an unsecured creditor and possibly levy encumbrances on all or a large part of our assets. Our failure to honor our work commitment could result in our loss of the Prospect. Our failure to procure required financing on acceptable terms could prevent us from developing the Prospect. If any of the preceding events were to occur, we could be forced to cease our business plan altogether, which could result in a complete loss of stockholders’ equity. If we do not obtain additional financing through an equity or debt offering, we may be constrained to attempt to sell all or some portion of the Prospect under unfavorable circumstances and at an undesirable price. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such partial sale would be adequate to fund our activities. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a 15(e) and Rule 15d 15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, the principal executive officer and principal financial officer have identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness and an ineffective element of our financial procedures. Therefore, the principal executive officer and principal financial officer believe the disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

July 19, 2016

