Form 10-Q
period 2016-08-31
Discovery Energy Corp.
filed 2016-10-24
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 140,189,501 as of October 20, 2016.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

	August 31,	February 29,
	2016	2016
Assets
Current Assets
Cash	$804,445	$15,895
Prepaid expenses	11,394	-
GST receivable	245,654	17,059
Total Current Assets	1,061,493	32,954
Oil and gas property – not subject to amortization (successful efforts method)	2,421,415	2,421,415
Other assets	37,570	-
Total Assets	$3,520,478	$2,454,369

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$419,371	$97,277
Accounts payable – related parties	137,419	123,508
Other liabilities	5,700	13,623
Promissory notes – related parties	146,353	139,953
Promissory notes	487,724	542,294
Total Current Liabilities	1,196,567	916,655
Derivative liabilities	8,212,793	-
Convertible debentures payable, net of debt discount of $3,795,681 and $0, respectively	154,319	-
Total Liabilities	9,563,679	916,655

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock – 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock – 500,000,000 shares authorized, $0.001 par value – 140,189,501 shares issued and outstanding	140,189	140,189
Additional paid-in capital	3,952,947	3,952,947
Accumulated other comprehensive loss	(66,162)	(11,830)
Accumulated deficit	(10,070,175)	(2,543,592)
Total Stockholders' Equity (Deficit)	(6,043,201)	1,537,714
Total Liabilities and Stockholders' Equity (Deficit)	$3,520,478	$2,454,369

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp. and Subsidiary

Consolidated Statements of Operations and Other Comprehensive Loss

For the Three and Six Months Ended August 31, 2016 and 2015

(Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	August 31,	August 31,	August 31,	August 31,
	2016	2015	2016	2015
Operating Expenses
General and administrative	$32,046	$17,868	$59,635	$43,484
Exploration costs	2,531,704	33,747	2,542,228	36,297
Professional fees	142,728	38,066	173,710	56,733
Rent	2,545	3,089	5,087	8,615
Travel	28,118	-	28,401	40,000
Total operating expenses	2,737,141	92,770	2,809,061	185,129

Other (Income) Expenses
Interest expense	438,426	5,270	4,976,891	10,613
Change in fair value of derivative liabilities	(252,049)	-	(256,984)	-
Miscellaneous income	(2,333)	(9)	(2,385)	(25)
(Gain) loss of foreign currency transactions	(349)	(3,306)	-	(8,873)

Other expenses	183,695	1,955	4,717,522	1,715

Net loss	$(2,920,836)	$(94,725)	$(7,526,583)	$(186,844)

Net loss per common share – basic and diluted	$(0.02)	$(0.00)	$(0.05)	$0.00
Weighted average number of common shares outstanding – basic and diluted	140,189,501	139,975,732	140,189,501	139,872,109

Comprehensive Income (Loss)
Net loss	$(2,920,836)	$(94,725)	$(7,526,583)	$(186,844)
Other comprehensive income (loss) – gain (loss) on foreign currency translation	(70,111)	(2,097)	(54,332)	9,146
Total comprehensive loss	$(2,990,947)	$(96,822)	$(7,580,915)	$(177,698)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended August 31, 2016 and 2015

(Unaudited)

	Six Months Ended	Six Months Ended
	August 31, 2016	August 31, 2015
Cash flows used in operating activities
Net loss	$(7,526,583)	$(186,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	154,318	-
Change in fair value of derivative liabilities	(256,984)	-
Interest expense related to derivative liabilities in excess of debt	4,735,477	-
(Gain) loss on foreign currency transactions	-	(8,873)
Changes in operating assets and liabilities:
GST receivable	(228,595)	-
Prepaid expenses	(11,394)	10,151
Accounts payable and accrued liabilities	143,902	(29,324)
Accounts payable – related party	13,911	(17,228)
Net cash used in operating activities	(2,975,948)	(232,118)

Cash flows from investing activities
Cash paid for oil and gas property bond	(37,570)	-
Net cash flows used in investing activities	(37,570)	-

Cash flows from financing activities
Proceeds from promissory notes – related party	6,400	7,000
Repayments on promissory notes – related party	-	(64,000)
Repayments on promissory notes	(100,000)	-
Proceeds from convertible debentures	3,950,000	-
Stock subscription proceeds	-	50,000
Proceeds from issuance of common stock	-	250,000
Net cash flows from financing activities	3,856,400	243,000

Effect of foreign currency translation on cash	(54,332)	9,146

Change in cash during the period	788,550	20,028

Cash beginning of the period	15,895	859

Cash end of the period	$804,445	$20,887

Supplemental disclosures
Interest paid in the period	$-	$-
Income taxes paid in the period	$-	$-

Noncash investing and financing activities
Debt discount on convertible debentures	$215,699	$-
Derivative liabilities debt discount	$3,734,000	$-
Interest payable converted to principal on outstanding promissory notes	$45,430	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB accounting standards for "Earnings per Share", which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. If investors exercise their debenture conversion rights and purchase warrant rights, the Company would issue 24,687,500 and 13,875,000 common shares respectively. In computing diluted EPS, the average stock price for the period would be used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Comprehensive Loss

FASB accounting standard for "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of August 31, 2016, the Company recognized Currency translation adjustments as a component of Comprehensive loss.

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

Fair Value Considerations

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” as amended by Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157 and related guidance. Those provisions relate to the Company’s financial assets and liabilities carried at fair value and the fair value disclosures related to financial assets and liabilities. ASC 820 defines fair value, expands related disclosure requirements, and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, assuming the transaction occurs in the principal or most advantageous market for that asset or liability.

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

Derivative Liabilities

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the embedded derivate associated with the convertible debenture payable and warrant are accounted for as liabilities during the term of the related note payable and warrant.

3.	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, the successful development of the Prospect or one or more alternative oil and gas properties, and the attainment of profitable operations. As of August 31, 2016, the Company has not generated any revenues and has an accumulated loss of $10,070,175 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In May 2016, we secured $3.5 million in funding through a convertible debenture sale. In August 2016, we secured an additional $450,000 in funding by that sale of two additional convertible debentures, one in the original principal amount of $200,000 acquired by the Original Purchaser of the first $3.5 million Debenture (the “Original Purchaser”) and one in the original principal amount of $250,000 acquired by a New Purchaser (the “New Purchaser”). The New Purchaser has an obligation to acquire additional debentures (the “Rincon-Related Debentures”) not to exceed in the aggregate the lesser of $150,000 or those amounts that are paid to Rincon Energy, LLC pursuant to a geophysical consulting agreement among the Company, the New Purchaser, Rincon Energy, LLC and the Company’s subsidiary.

The New Purchaser also has the right but not the obligation to acquire additional Debentures (“Additional Debentures”) through September 30, 2018, provided that a cap is imposed on the aggregate principal amount of Additional Debentures that may be acquired (the “Principal Cap”). The Principal Cap is initially the difference between $1,250,000 minus the aggregate principal amount of any Rincon-Related Debentures purchased by the New Purchaser. Starting January 1, 2017, the Principal Cap will be reduced further by the aggregate principal amount of any Additional Debentures acquired or (if greater) specified dollar amounts that increase over time. The Conversion Price for Additional Debentures issued prior to January 1, 2017 will be $0.16 per share, while the Conversion Price for Additional Debentures issued after that date will be $0.20 per share.

In addition, the Original Purchaser of the $3.5 million convertible debentures has a right of first offer through the end of June 2017 to invest an additional $20.0 million in our company.

4.	Oil and Gas Properties

On May 19, 2014, the Company received notice from the Government of South Australia that this government had issued certain modifications to the License and suspended the License for a period of six months. Such a suspension functions like an extension. Under the amended License, the Company will be required to drill 7 exploratory wells rather than 12, as originally required. These required wells must be drilled in years 3, 4, and 5 (2, 2, and 3 wells, respectively). The amount of required 2D seismic was also reduced to 100 kilometers (in year 3) from 250 kilometers (in year 2) but the total 3D seismic work guaranteed increased to 500 square kilometers from 400 square kilometers. However, the 3D seismic survey requirement is spread over years 2, 3 and 4 (100, 200 and 200 sq. km. respectively). Subsequent to this modification and suspension, the Company received two additional six-month suspensions, one in February 2015 and one in July 2015, and a one-year suspension in February 2016. In view of these modifications and suspensions, the Company’s remaining work commitment involves the following:

*	Year 2 ending April 27, 2017 - Conduct a new 3D seismic survey totaling at least 100 kilometers.
*	Year 3 ending April 27, 2018 - Acquire new 2D seismic data totaling at least 100 kilometers, acquire 3D seismic data totaling at least 200 square kilometers and drill two wells.
*	Year 4 ending April 27, 2019 - Acquire new 3D seismic data totaling at least 200 square kilometers and drill two wells.
*	Year 5 ending April 27, 2020 - Drill three wells.

5.	Related Party Transactions

As of August 31, 2016 and February 29, 2016, the Company owed $137,419 and $123,508, respectively, to certain Company directors for reimbursement of expenses paid on behalf of the Company.

In addition, as of August 31, 2016 and February 29, 2016, the Company owed $146,353 and $139,953, respectively, for promissory notes issued to various related parties.

6.	Promissory Notes

Two promissory notes were issued on October 26, 2012 to Liberty Petroleum Corporation (“Liberty”) upon delivery of the License with an aggregate principal amount of $650,000. The original terms of the note were:

(i)	One note in the original principal amount of $500,000 was originally due on April 26, 2013.

(ii)	The other note in the original principal amount of $150,000 was originally due on July 26, 2013.

(iii)	Both notes accrued interest at a floating rate equal to the one-month term LIBOR rate, plus an additional 3%. Accrued interest of $6,520 and $42,065 is included in other liabilities as of August 31, 2016 and February 29, 2016, respectively.

These promissory notes had undergone a number of amendments, including extensions of the due dates. On September 26, 2013, these promissory notes were combined into a single consolidation promissory note (the “Consolidated Note”) in the original principal amount of $542,294, as some of the principal had been reduced and some interest had accrued.

On July 20, 2016, the Company and Liberty amended the Consolidated Note so that the all the previous outstanding principal ($542,294) and the interest accrued through May 5, 2016 ($45,430) were combined. The resulting new principal ($587,724) of this Note and interest that accrues on the Note after May 5, 2016 shall be due in a single balloon payment on September 20, 2016, and provided that on or prior to the Due Date of September 20, 2016, the Note can be paid in its entirety by the Company’s a) payment in cash of $300,000, plus the amount of accrued interest and b) issuance of 1,150,895 restricted shares of the Company’s common stock, which number of shares was determined by dividing $287,724 by a per-share price of $0.25.

On August 23, 2016, the Company made a payment to Liberty in the amount of $100,000 to reduce the principal amount ($587,724) of the Consolidated Note to $487,724. Effective August 23, 2016, the Company and Liberty further amended the Consolidated Note so that all outstanding principal of this Note and interest that accrues on the Consolidated Note after May 5, 2016 shall be due in a single balloon payment on October 31, 2016, and provided that on or prior to the new due date of October 31, 2016, the Consolidated Note can be paid in its entirety by the Company’s (a) payment in cash of $200,000, plus the amount of interest that accrues on the Consolidated Note after May 5, 2016 and (b) issuance of 1,150,895 restricted shares of the Company’s common stock, which number of shares was determined by dividing $287,724 by a per-share price of $0.25.

On July 16, 2016, the Company entered into an amendment of a previous unsecured corporate demand note with related party, Keith Spickelmier. The note was in the amount of $10,000 and the maximum term was amended and extended to the second anniversary from the date of the note. None of the other provisions of the original notes were changed.

On August 12, 2016, the Company entered into an amendment of a previous unsecured corporate demand note with related party, William Begley. The note was in the amount of $3,000 and the maximum term was amended and extended to the first anniversary from the date of the note. None of the other provisions of the original notes were changed.

7.	Convertible Debentures Payable

On May 27, 2016, the Company sold a $3.5 million senior secured convertible debenture (the “Initial Debenture”) to DEC Funding LLC (the “Original Investor”). The Initial Debenture is due on May 27, 2021 and bears interest at 8% per annum. The use of these proceeds is limited to the payment of our and the Original Investor’s costs of the transaction (including legal fees), the funding of our 3D seismic survey with respect to our Prospect and the interpretation of such seismic survey, and the payment of our expenses associated with the seismic survey. The remainder of these proceeds may be used for general and administrative expenses with the Original Investor’s consent. The conversion price for the Initial Debentures is $0.16, subject to certain adjustments that are believed to be customary in transactions of this nature. The Initial Debenture is secured by virtually all of the Company’s assets owned directly or indirectly but for the License. As discussed elsewhere herein, the Company has sold, and may in the future sell, additional senior secured convertible debenture having the same terms and security as the Initial Debenture.

Among other provisions, the Initial Debenture sale transaction included warrants to purchase 13,125,000 shares of the Company’s common stock at $0.20 (the “Warrant”). The warrants have a three-year term. Further information regarding the details of this transaction is found in Form 8K filed with the Securities and Exchange Commission on June 3, 2016. The Company incurred legal and professional fees in the amount of $180,000 related to the sale transaction that were accounted for as debt discount.

The Company also recorded debt discount in the amount of $3,320,000 related to the conversion feature associated with this debenture.

On August 16, 2016, the Company entered into a first amendment (the “Amendment”) to the securities purchase agreement (the “Agreement”) that the Company entered into on May 27, 2016 with the Original Investor. The Company first reported on the Agreement in a Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 2, 2016 (the “Initial 8-K”). The Initial 8-K contains a summary description of the Agreement, and a copy of the Agreement was filed as Exhibit 10.01 to the Initial 8-K. For more information about the Agreement, see the Initial 8-K.

The parties to the Amendment include the Company, the Original Investor and a new investor (the “New Investor”). In connection with the Amendment, the parties to the Amendment also entered into related documentation.

Pursuant to the Amendment, the Company sold the following securities: to the New Investor, a Senior Secured Convertible Debenture due May 27, 2021 having an original principal amount of $250,000 (singly a "Debenture" and collectively with any similar securities issued in the future, the "Debentures"), and to the Original Investor, a Debenture due May 27, 2021 having an original principal amount of $200,000 (in May 2016, the Original Investor purchased the Initial Debenture having an original principal amount of $3,500,000), and to the Original Investor, warrants (the "Warrants") to purchase up to a maximum of 750,000 shares (prior to any required adjustment) of the Company's common stock (singly a "Common Share" and collectively the "Common Shares") at an initial per-share exercise price of $0.20 (in May 2016, the Original Investor received Warrants to purchase up to a maximum of 13,125,000 Common Shares at the foregoing exercise price).

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

In conjunction with the Amendment, the Company incurred legal costs of $35,699, which were recorded as debt discount and offset against the carrying value of the Debentures. The Company also recorded debt discount in the amount of $414,300 related to the conversion feature associated with these debentures.

The Company recognized $146,651 of debt discount amortization related to all of the Debentures during the three months ended August 31, 2016. The Company recognized $154,318 of debt discount amortization respectively during the six months ended August 31, 2016. There was no debt discount amortization recognized by the Company during the three and six months ended August 31, 2015.

8.	Derivative Liabilities

The debentures and related warrants issued by the Company contain a price-reset provision (the “Reset Provision”) that gives rise to a derivative liability. The Company has measured its derivative liability at fair value and recognized the derivative value as a long-term liability and recorded the derivative value on its consolidated balance sheet. The derivative is valued primarily using a binomial latticed-based model based on unobservable inputs that are supported by little to no market activity. These inputs represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3. Changes in the fair values of the derivative are recognized as earnings or losses in the current period.

The fair values of derivative liability related to the Reset Provision contained within the debentures as of May 27, 2016, and as of August 31, 2016 were estimated on the transaction dates and balance sheet dates under the following assumptions:

	May 27, 2016	Issuances / changes	August 31, 2016
Shares of common stock issuable upon exercise of debt	21,875,000	2,812,500	24,687,500
Estimated market value of common stock on measurement date	$0.26	$(0.01)	$0.25
Exercise price	$0.16	$-	$0.16
Risk free interest rate	1.37%	(0.45)%	0.92%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	306.96%	(7.77)%	299.19%
Expected exercise term in years	4.992	0.00	4.740

The fair values of derivative liability related to the Reset Provision contained within the warrants as of May 27, 2016, the date of issuance, and as of August 31, 2016 were estimated on the transaction dates and balance sheet dates under the following assumptions:

	May 27, 2016	Issuances / changes	August 31, 2016
Shares of common stock issuable upon exercise of warrant	13,125,000	750,000	13,875,000
Estimated market value of common stock on measurement date	$0.26	$(0.01)	$0.25
Exercise price	$0.20	$-	$0.20
Risk free interest rate	1.37%	(0.57)%	0.80%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	306.96%	(7.77)%	299.19%
Expected exercise term in years	2.992	0.00	2.740

The changes in fair values of the derivative liabilities related to the debentures and warrants for the six months ended August 31, 2016 are summarized as follows:

Fair value of derivative liabilities at February 29, 2016	$-
Fair value of derivative liabilities on issuance date	8,469,777
Conversion of derivative liabilities	-
Change in fair value of derivative liabilities	(256,984)
Fair value of derivative liabilities at August 31, 2016	$8,212,793

The Company recognized a change in fair value of derivative liabilities of $252,049 during the three months ended August 31, 2016. The Company recognized a change in fair value of derivative liabilities of $256,984 during the six months ended August 31, 2016. There was no change in fair value of derivative liabilities recognized by the Company during the three and six months ended August 31, 2015.

9.	Stockholders’ Equity (Deficit)

As of August 31, 2016 and February 29, 2016, the Company had 140,189,501 shares of its common stock issued and outstanding.

Warrants

During the six months ended August 31, 2016, the Company issued 13,875,000 warrants to purchase shares of the Company’s common stock as a part of the convertible debentures described above in Note 7. These warrants contain a price-reset provision described above in Note 8.

A summary of the activity in the Company’s warrants during the six months ended August 31, 2016 is presented below:

	Number of Warrants	Weighted Average Exercise Price

Outstanding and exercisable at February 29, 2016	-	$0.00
Issued	13,875,000	$0.20
Outstanding and exercisable at August 31, 2016	13,875,000	$0.20

The intrinsic value of warrants outstanding at August 31, 2016 was $693,750.

10.	Subsequent Events

Subsequent to period-end, the Company repaid $77,600 of the outstanding balances of promissory notes – related parties.

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

Beginning in the second quarter of fiscal 2015 a significant decline in the price of oil has affected the oil and gas industry worldwide. This decline began in June 2014 when the price of Brent oil was above US$110 per barrel and continued to a low of US$28 per barrel in January of 2016 Since then prices have recovered somewhat with the recent Nymex Futures trading above US$46 per barrel near the end of September 2016. Current oil prices have made our ability to complete a capital raising transaction or procure a joint venture partner more difficult. As a result of the decline in oil prices, we and most other Cooper Basin exploration companies curtailed activities or reduced capital budgets until oil markets stabilize. In light of market conditions, we changed our ongoing business strategy to best position ourselves for when the markets improve.

After having made significant strides in our business plan during our fiscal 2013 (including the formal grant of the License), we spent the bulk of our business efforts during our fiscal years 2014, 2015 and 2016 trying to complete a major capital raising transaction or procure one or more major joint venture partners to further our business plan. We were not able to achieve these objectives, especially after the significant decline in oil prices described above. During these fiscal years, we were able to extend our five-year work commitment relating to the License, allowing us additional time to pursue capital raising transactions or procure a major joint venture partner, and perhaps benefit from a recovery in the price of oil. Moreover, so far in fiscal 2017, we have experienced a couple of significant positive developments described in the following paragraphs.

On May 27, 2016, we completed a debt financing transaction that provided us funds to commence our 3D seismic survey operating capital for a number of months. On August 16, 2016, we completed a second debt financing transaction that provided funds for additional geotechnical evaluation and general working capital. This financing is discussed in the section captioned “Liquidity and Capital Requirements - Financing History and Immediate, Short-Term Capital Needs” below.

Effective July 12, 2016, we entered into a seismic services agreement (the "Seismic Agreement") with Terrex Pty Ltd. (“Terrex”). Per the terms of the Seismic Agreement, Terrex is to conduct a 3D seismic survey (the “Survey”) comprised of approximately 180 square kilometers on the southwest portion of the Prospect. Terrex began the 3D seismic fieldwork on July 28, 2016, after regulatory approvals had been acquired and an archeological review of the survey area had been completed. It is expected the field data acquisition will be completed by October 18th, after which the data will then be processed and interpreted by other contractors. Once this Survey project has been completed and the results reported to the South Australian government, our work commitment for the second year of the License and a portion of our work commitment for the third year will have been satisfied. For Terrex’s services, we will have paid a “turnkey price” of approximately AU$3,057,000 (approximately US$2,341,000 based on the average exchange rate actually received for 90% of the turnkey price, which has already been paid).

The Nike 3D Seismic Survey, in combinations with the expenses associated with the pre- and post-field work, has depleted most of the funds raised in our debt financing transaction completed on May 27, 2016. Unless additional debentures are sold or other funds are raised our ongoing general working capital needs will largely deplete the funds raised in the second debt financing completed on August 16, 2016 by January 31, 2017. As a result, we continue the funding activities described in the section captioned “Liquidity and Capital Requirements.”

In the remainder of this Report, Australian dollar amounts are prefaced by "AU$" while United States dollar amounts are prefaced simply by "$" or (when used in close proximity to Australian dollar amounts) by "US$." When United States dollar amounts are given as equivalents of Australian dollar amounts, such United States dollar amounts are approximations only and not exact figures. During the three months ended August 31, 2016 exchange rate has varied from a low of US$1.00/AU$1.2968 to a high of US$1.00/AU$1.3814.

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

The prices of the equipment and services that we must employ to fulfill the work commitment vary based on both local and international demand for such products by others involved in exploration for and production of oil and gas. Previous high worldwide energy prices had resulted in growing demand, which lent support to higher prices being charged by suppliers. Prices being charged by suppliers have declined with the decline in energy prices resulting in considerable cost savings in our exploration work programs like the Nike 3D seismic survey currently being conducted by Terrex Pty Ltd. on the PEL 512 South Block.

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

We intend to seek a joint venture partner who or which might act as the operator to conduct seismic work and drill our wells. If we are unsuccessful in procuring such a partner, we will engage the services of a qualified seismic company to acquire additional 3D seismic data and once we have identified proposed drilling sites a third party contractor for drilling operations. Management foresees no problem in procuring the services of one or more qualified operators and drillers in connection with the initial phase of our plan of operation, although a considerable increase in drilling activities in the area of our properties could make difficult (and perhaps expensive) the procurement of operating and drilling services. In all cases, the operator will be responsible for all regulatory compliance regarding the well, including any necessary permitting for the well. In addition to regulatory compliance, the operator will be responsible for hiring the drilling contractor, geologist and petroleum engineer to make final decisions relative to the zones to be targeted, drilling specification, well design, and bore-hole drilling and logging. Should the well be successful, the operator would thereafter be responsible for completing the well, installing production facilities and interconnecting with gathering or transmission pipelines if economically appropriate. We expect to pay third party operators (i.e. not joint venture partner with us) commercially prevailing rates.

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

The principal oil, natural gas and gas liquids transportation hub for the region of South Australia surrounding the Prospect is located in the vicinity of Moomba. This processing and transportation center is approximately 60 km (36 miles) due east of the Prospect's eastern boundary. Large diameter pipelines deliver oil and gas liquids from Moomba south to Port Bonython (Whyalla). Natural gas is also moved south to Adelaide or east to Sydney. A gas transmission pipeline also connects Moomba to Ballera, which is located northeastward in the State of Queensland. From Ballera gas can be moved to Brisbane and Gladstone, where a number of liquefied natural gas (LNG) projects are under development. The Moomba treating and transportation facilities and the southward pipelines were developed and are operated by a producer consortium led by Santos Limited (no relation to us).

We cannot accurately predict the costs of transporting our production until we locate our first successful well. The cost of installing infrastructure to deliver our production to Moomba or elsewhere will vary depending upon distance traversed, negotiated handling/treating fees, and pipeline tariffs.

Results of Operations

Our results of operation for the three- and six-month periods ended August 31, 2016 and 2015 are summarized in the table below:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015

Revenue	$-	$-	$-	$-
Operating Expenses	$2,737,141	$92,770	$2,809,061	$185,129
Other Expenses	$183,695	$1,955	$4,717,522	$1,715
Net Loss	$(2,920,836)	$(94,725)	$(7,526,583)	$(186,844)

Our operating expenses for the six-month periods ended August 31, 2016 and 2015 are outlined in the table below:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015

General and Administrative	$32,046	$17,868	$59,635	$43,484
Exploration Costs	2,531,704	33,747	2,542,228	36,297
Professional Fees	142,728	38,066	173,710	56,733
Rent	2,545	3,089	5,086	8,615
Travel	28,118	-	28,401	40,000
Total Operating Expenses	$2,737,141	$92,770	$2,809,061	$185,129

Results of Operations for the Three-Month Periods Ended August 31, 2016 and 2015

Revenues. We did not earn any revenues for either the quarter ended August 31, 2016 or the similar period in 2015. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter the commercial production.

Operating Expenses. Total operating expenses incurred during the quarter ended August 31, 2016 were approximately 2,850% higher than those incurred during the quarter ended August 31, 2015. The increase of approximately $2,644,000 reflects greater exploration costs and professional fees. The bulk of our activities during the quarter were focused on the commencement of the Nike 3D Seismic Survey (described above) and a second round of debenture placement (described below).

Exploration costs increased by approximately $2,498,000 compared to the similar period in 2015 as the Nike 3D Seismic Survey formally began in July 2016 and progressed substantially through August 2016. As of August 31, 2016, 90% of the turnkey price for the data acquisition by Terrex had been paid. Weather delayed the completion of project, with completion now scheduled for late October 2016. In addition to the Terrex costs, expenses were incurred during the most recent three-month period ended August 31, 2016 for survey design, regulatory permitting, environmental assessments, archeological surveying, plus health and safety procedure development and implementation.

Professional fees for the quarter ended August 31, 2016, increased approximately $105,000, or 275% compared to the quarter ended August 31, 2015 due primarily to costs associated with the issuance of two additional debentures.

We incurred travel expenses of about $28,000 for the quarter ended August 31, 2016, compared to none in the quarter ended August 31, 2015. Much of this difference relates to a difference in the timing of Australia’s major oil and gas conference, which Company representatives attend each year to meet with regulators, service providers and other oil and gas operation companies. (The 2016 conference was held in June, which is our second quarter, while last year’s gathering occurred in May, which is our first quarter.) During the quarter immediately past, extra travel expenses related to the start of the Nike 3D survey were also incurred.

General and administrative expenses were about $14,000 higher during the quarter ended August 31, 2016, compared to the same period last fiscal year. This increase was primarily due to an increase in SEC reporting expense, including the cost of required derivative analysis associated with our debentures.

Other Expenses. Other expenses increased approximately $182,000 during the quarter ended August 31, 2016 compared to the same quarter in FY 2016. This result was primarily due to the increase in interest expense of $433,156 being offset by the non-cash derivative liability gain in the amount of $252,049. The derivative liability represents the estimated settlement cost of issuing additional common shares of our common stock if the price reset provisions of the debenture and warrants are triggered. It is a non-cash liability that will be recomputed each quarter while the debenture and warrants are outstanding. Interest expense increased due to accrued interest of approximately $72,000 on the convertible debt and approximately $360,000 amortization of the debt discount and deferred financing costs.

Net Loss. Our net loss for the quarter ended August 31, 2016 increased by approximately $2,826,000 as compared to the quarter ended August 31, 2015. While various operating cost components moved up or down, as discussed above, the net increase in the loss is mostly attributable to significantly higher exploration costs and interest expense related to derivative liabilities in excess of debt.

Results of Operations for the Six-Month Periods Ended August 31, 2016 and 2015

Revenues. We did not earn any revenues for either the six months ended August 31, 2016 or the similar period in 2015. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter into commercial production.

Operating Expenses. The total operating expenses incurred during the six months ended August 31, 2016 were about $2,624,000 (about 1,420%) more than those incurred during the six months ended August 31, 2015. Virtually all of the increase was attributable to the costs associated with activities during the three months ended August 31, 2016. The increase in that period of approximately $2,644,000 reflects greater exploration costs and professional fees. The bulk of our activities during that period were focused on the commencement of the Nike 3D Seismic Survey (described above) and a second round of debenture placement (described below).The primary driving forces behind the increases is described above. Relatively small decreases in travel and rent expenses for the six months ended August 31, 2016 mitigated slightly the substantial increases in exploration costs and professional fees compared to the six months ended August 31, 2015.

Other Expenses. Total other expense incurred during the six months ended August 31, 2016, increased by approximately $4,716,000. This increase was primarily related to additional interest expense recorded in the current period and related derivative liabilities in excess of the face value of convertible debentures of $4,735,477.

Net Loss. Our net loss for the six months ended August 31, 2016 increased significantly as compared to the same time period ended August 31, 2015. As described above, this result was primarily due to exploration expenditures associated with the Nike 3D Seismic Survey, interest expense related to derivative liabilities in excess of debt, debt discount amortization, and accrued interest on outstanding debt.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Requirements

Financing History and Immediate, Short-Term Capital Needs

Until May 2016, we had financed our business since the change in our corporate direction in January 2012 primarily through private placements of common stock. Since January 2012 through the end of fiscal 2016, we had conducted several rounds of financing in which we raised total "seed" capital in the amount of $2,723,750 resulting in the issuance of 19,657,501 shares of our common stock. Since May 2016, we have been financing our business through the debenture placements described below. Moreover, from time to time, our officers and directors have advanced short-term funds. As of October 12, 2016, we had outstanding loans totaling $68,753 from two directors and an entity controlled by one officer. These loans are each evidenced by demand notes, which are non-interest bearing.

Effective May 27, 2016, we sold the following securities:

*	a Senior Secured Convertible Debenture due May 27, 2021 having an original principal amount of $3,500,000 (singly a "Debenture" and collectively with any similar securities issued in the future, the "Debentures"), and

*	warrants to purchase up to a maximum of 13,125,000 shares (prior to any required adjustment) of our common stock (at an initial per-share exercise price of $0.20.

Effective August 16, 2016, we sold the following additional securities:

*	a Debenture to a new investor (the “New Investor”) having an original principal amount of $250,000, and

*	a Debenture to the purchaser of the Debenture on May 27, 2016 (the “Original Investor”) having an original principal amount of $200,000, and

*	warrants to purchase up to a maximum of 750,000 shares to the Original Investor (prior to any required adjustment) of our common stock (at an initial per-share exercise price of $0.20.

The use of the first Debenture proceeds was limited to the payment of the Debenture purchaser’s costs of the transaction (including legal fees), the funding of the Nike 3D Seismic Survey with respect to our 584,651 gross acre oil and gas prospect in the State of South Australia and the interpretation of such seismic survey, and the payment of our expenses associated with the seismic survey. The remainder of the proceeds may be used for general and administrative expenses with the Original Investor’s consent.

The $450,000 in proceeds from the second Debenture placement were or will be generally used to pay the Company’s and the investors’ costs of the transaction (including legal fees), general working capital purposes, and the reduction in some of the Company’s outstanding debt.

As of August 31, 2016, we had cash of approximately $804,000, we had drawn $5,700 in funds against our bank credit card, and we had negative working capital of about $135,000, excluding the derivative liability. Our cash on hand at the end of the most recent period was about $820,000 greater than we held at the end of the period ending August 31, 2015. The increase was primarily the result of nearly $3,900,000 derived from financings described above reduced by nearly $3,000,000 used in our operating activities and a $100,000 payment on a promissory note. As of October 20, 2016, we had the US dollar equivalent of approximately $382,500 of uncommitted cash on hand. Additionally, our Australian subsidiary has a pending sales tax return from the government having a US dollar value of about $251,000, which is associated primarily with money spend on the Nike 3D Seismic Survey.

The Company believes that the cash on hand and the sales tax refund will be sufficient to finance all of the Company’s other business expenses through January 2017, although the Company has no assurance of this. In the view of the preceding, the Company will need to raise more funds, and the Company is continuing efforts to raise additional working capital. It intends to do this by undertaking a private placement of Common Shares and continuing its efforts to sell more Debentures.

We are currently seeking to sell up to $2 million in additional Equity. Some of the net proceeds from the additional Debentures or Equity placements will be used for the following purposes:

*	The payment of the debt that we owe to Liberty Petroleum Corporation

*	The payment of the remaining debt owed to members of management

*	General and administrative expenses

If the remaining $1,250,000 of additional Debentures are sold or a like amount of Equity is sold, or some combination of the two occurs, we believe that the related net proceeds will be sufficient to pay all remaining non-debenture debts and finance our business operations for the next year, although it has no assurance of this. We have no assurances that we will be successful in raising required additional funds. However, additional capital would need to be raised in order for us to meet the work commitments specified for License years 3, 4 and 5. If we are unsuccessful in raising required additional funds in the immediate future, we will need (among other things) to seek a further extension of the Liberty note. While Liberty has accommodated us in the past in this regard, we have no assurance that they would accommodate us again. Our failure to raise required additional funds and our subsequent failure to obtain an extension of the Liberty note and our work commitment under the License and our ultimate inability to repay the Debentures when they become due could have adverse consequences for us, including our inability to continue our business plan, which could result in a complete loss of stockholders' equity.

Long-Term Capital Needs

The five-year work commitment relating to the License imposes certain financial obligations on us. In management’s view, the geotechnical work completed in year-one was sufficient to satisfy the requirement for year-one, and we filed our report in this connection with the South Australian government. Further, we have raised the funds required to complete the second year work commitment and a portion of the following year’s 3D seismic requirement. In addition to the preceding, we will need working capital to satisfy our general and administrative expenses. Between April 2017 and the end of April 2020, we will require approximately $23.5 million in additional capital to continue operations and satisfy the obligations for the remainder of our work commitments. If the remaining Debentures are sold, the additional $2.0 million in equity is raised and the Original Investor exercises its warrants and its option to invest an additional $20.0 million in the Company, sufficient capital will be available to continue operations and meet all work commitments specified in the License. We have no assurances that any or all of these required additional funds would be raised in the manner expected or in any other manner.

If we are successful with the early wells, we will continue with a full development plan, the scope of which is now uncertain but will be based on technical analysis of acquired seismic data collected and/or reprocessed, field drilling and log reports. However, all of the preceding plans are subject to the availability of sufficient funding and the procurement of all governmental approvals. We do not now have sufficient available funds to undertake these tasks, and will need to procure a joint venture partner or raise additional funds as described above. The failure to procure a joint venture partner or raise additional funds will preclude us from pursuing our business plan, as well as exposing us to the loss of the License, as discussed below. Moreover, if our business plan proceeds as just described, but our first wells do not prove to hold producible reserves, we could be forced to cease our exploration efforts on the Prospect.

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

Our capital strategy for most of the past two years or so has been to try to engage in a single major capital raising transaction to provide sufficient funds to satisfy our capital needs for a number of years to come. While did not completely abandon this strategy, we shifted our emphasis in an effort to try to engage in one or more smaller capital raising transactions to provide sufficient funds to satisfy our capital needs through April 2017. Effective May 27, 2016, we sold a $3,500,000 Debenture. The proceeds from this sale were sufficient to finance our seismic survey requirement for our second year license work commitment of 100 km2. Effective August 16, 2016, we sold an additional $450,000 in Debentures. We believe that the proceeds from this second round of the Debenture financing will be sufficient to finance all of our other business expenses through the end of December 2016, although we have no assurance of this. In the view of the preceding, we are continuing efforts to raise up to $2,000,000 in an approved equity raise and we could raise up to another $1,250,000 by selling additional Debentures pursuant to options to purchase the same in favor of a new investor in our second round of the Debenture financing. Moreover, in the future we will need significant additional funds to undertake the development of our oil and gas prospect in Australia, and we will need to raise these funds to do this. We have no assurance that it will be able to raise these significant additional funds or the additional funds needed for our general operation.

The purchaser of our $3,500,000 Debenture has a right of first offer through the end of June 2017 to invest an additional $20.0 million in our Company. We view this arrangement as a prospect for meeting our major capital needs in the future, although we have no assurance that the purchaser will elect to invest any further amounts. However, we expect to pursue other possible sources of capital. For example, we expect to pursue smaller, equity placements for short-term needs and an alternative major capital raising transaction for long-term needs. Moreover, one source of funding being pursued is the sale of a portion of our interest in the Prospect to a joint venture partner for a cash payment and/or a work commitment. We have had preliminary discussions with several companies to become joint venture partners. To obtain the maximum combination of cash and work commitment in connection with the sale of an interest in the Prospect, we have conducted extensive geological and geophysical work, including the reprocessing of existing 3D seismic data and acquiring approximately 180 km2 of new 3D seismic data relating to a portion of the Prospect, and we may seek to add further value by completing other 3D seismic surveys over other portions of the Prospect. We have no assurance that we will secure a joint venture partner. A joint venture arrangement is unlikely to help with our immediate cash needs, but (if secured) one would help with our longer-term cash needs. Moreover, any joint venture arrangement would need to be approved by each Debenture holder.

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

Consequences of a Financing Failure

The amount of cash on hand, the pending maturity of the Liberty note, and the issuance of the Debentures have all heightened our need to raise a significant amount of additional capital in the near future. If required financing is not available on acceptable terms, we could be prevented from satisfying our debt or work commitment obligations (including the repayment of the Debentures, which become due in May 2021), or developing the Prospect. Our failure to pay timely the Debentures could result in the partial or total loss of our assets and properties. Our failure to pay timely the Liberty note could result in Liberty’s exercise of the rights of an unsecured creditor and possibly levy encumbrances on all or a large part of our assets. Our failure to honor our work commitment could result in our loss of the Prospect. Our failure to procure required financing on acceptable terms could prevent us from developing the Prospect. If any of the preceding events were to occur, we could be forced to cease our business plan altogether, which could result in a complete loss of stockholders’ equity. If we do not obtain additional financing through an equity or debt offering, we may be constrained to attempt to sell all or some portion of the Prospect under unfavorable circumstances and at an undesirable price. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such partial sale would be adequate to fund our activities. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities.

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

October 24, 2016

