Form 10-Q
period 2016-11-30
Discovery Energy Corp.
filed 2017-01-17
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 141,590,396 as of January 16, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

	November 30,	February 29,
	2016	2016
Assets
Current Assets
Cash	$163,181	$15,895
Prepaid expenses	4,745	-
GST receivable	36,026	17,059
Total Current Assets	203,952	32,954
Oil and gas property – not subject to amortization (successful efforts method)	2,421,415	2,421,415
Other Assets	37,370	-
Total Assets	$2,662,737	$2,454,369

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$353,326	$97,277
Accounts payable - related parties	112,518	123,508
Other liabilities	-	13,623
Promissory notes - related parties	54,753	139,953
Promissory notes	387,724	542,294
Total Current Liabilities	908,321	916,655
Derivative liabilities	7,633,422	-
Convertible debentures payable, net of debt discount of $3,633,009 and $0, respectively	320,931	-

Total Liabilities	8,862,674	916,655

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock - 500,000,000 shares authorized, $0.001 par value - 140,439,501 and 140,189,501 shares issued and outstanding, respectively	140,439	140,189
Additional paid-in capital	4,002,698	3,952,947
Accumulated other comprehensive loss	(48,754)	(11,830)
Accumulated deficit	(10,294,320)	(2,543,592)
Total Stockholders’ Equity (Deficit)	(6,199,937)	1,537,714
Total Liabilities and Stockholders’ Equity (Deficit)	$2,662,737	$2,454,369

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended November 30, 2016 and 2015

(Unaudited)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	November 30,	November 30,	November 30,	November 30,
	2016	2015	2016	2015
Operating Expenses
General and administrative	$20,082	$11,720	$79,717	$55,204
Exploration costs	461,982	25,696	3,004,210	61,993
Professional fees	62,334	23,006	236,044	79,739
Rent	2,710	3,154	7,797	11,769
Travel	6,429	-	34,830	40,000
Total operating expenses	553,537	63,576	3,362,598	248,705

Other (Income) Expenses
Interest expense	251,040	5,102	5,227,931	15,715
Change in fair value of derivative liabilities	(579,371)	-	(836,355)	-
Miscellaneous income	(926)	(2)	(3,311)	(27)
(Gain) loss of foreign currency transactions	(135)	518	(135)	(8,355)

Other (income) expenses	(329,392)	5,618	4,388,130	7,333

Net loss	$(224,145)	$(69,194)	$(7,750,728)	$(256,038)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.06)	$0.00
Weighted average number of common shares outstanding - basic and diluted	140,192,248	140,086,753	140,190,410	139,943,137

Comprehensive Income (Loss)
Net loss	(224,145)	(69,194)	(7,750,728)	(256,038)
Other comprehensive income (loss) - gain (loss) on foreign currency translation	17,408	(3,263)	(36,924)	5,883
Total comprehensive loss	$(206,737)	$(72,457)	$(7,787,652)	$(250,155)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended November 30, 2016 and 2015

(Unaudited)

	Nine Months Ended	Nine Months Ended
	November 30, 2016	November 30, 2015
Cash flows used in operating activities
Net loss	$(7,750,728)	$(256,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	320,929	-
Change in fair value of derivative liabilities	(836,355)	-
Interest expense related to derivative liabilities in excess of debt	4,735,477	-
Changes in assets and liabilities:
GST receivable	(18,967)	-
Prepaid expenses	(4,745)	15,226
Accounts payable - related party	(10,990)	(13,238)
Accounts payable and accrued liabilities	72,159	(999)
Net cash used in operating activities	(3,493,220)	(255,049)

Cash flows from investing activities
Cash paid for oil and gas property bond	(37,370)	-
Net cash flows used in investing activities	(37,370)	-

Cash flows from financing activities
Proceeds from notes payable - related party	6,400	17,000
Repayments on promissory notes - related party	(91,600)	(64,000)
Repayments on notes payable	(200,000)	-
Proceeds from convertible debentures	3,950,000	-
Proceeds from issuance of common stock	50,000	300,000
Net cash flows provided by financing activities	3,714,800	253,000

Effect of foreign currency translation on cash	(36,924)	5,883

Change in cash during the period	147,286	3,834

Cash beginning of the period	15,895	859

Cash end of the period	$163,181	$4,693

Supplemental disclosures:
Interest paid in the period	$-	$-
Income taxes paid in the period	$-	$-

Noncash investing and financing activities:
Debt discount on convertible debentures	$215,699	$-
Derivative liabilities debt discount	$3,734,300	$-
Interest payable converted to principal on outstanding promissory notes	$45,430	$-

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

In May 2012, the Company incorporated a wholly-owned Australian subsidiary, Discovery Energy SA Ltd. (the “Subsidiary”) for purposes of acquiring the License. On May 25, 2016, the Subsidiary changed its status from a public company to private company (as those forms of entities are provided under applicable Australian law) and, accordingly changed its name to Discovery Energy SA Pty Ltd.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s February 29, 2016 Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended February 29, 2016, as reported on Form 10-K, have been omitted.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB accounting standards for “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period would be used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Comprehensive Loss

FASB accounting standard for “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of November 30, 2016 the Company has recognized Currency translation adjustments as a component of Comprehensive loss.

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

Long-lived Assets

In accordance with FASB accounting standard “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with FASB’s accounting standard for “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Non-monetary assets are translated at historical exchange rates, and revenue and expense items at the average rate of exchange prevailing during the period. Differences resulting from translation are presented in equity as Accumulated Other Comprehensive Income. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, the successful development of the Prospect or one or more alternative oil and gas properties, and the attainment of profitable operations. As of November 30, 2016, the Company has not generated any revenues and has an accumulated loss of $10,294,320 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In May 2016, the Company secured $3.5 million in funding through a convertible debenture sale. In August 2016, the Company secured an additional $450,000 in funding by that sale of two additional convertible debentures, one in the original principal amount of $200,000 acquired by the original purchaser of the first $3.5 million Debenture (the “Original Purchaser”) and one in the original principal amount of $250,000 acquired by a new purchaser (the “New Purchaser”). The New Purchaser has an obligation to acquire additional debentures (the “Rincon-Related Debentures”) not to exceed in the aggregate the lesser of $150,000 or those amounts that are paid to Rincon Energy, LLC pursuant to a geophysical consulting agreement among the Company, the New Purchaser, Rincon Energy, LLC and the Company’s subsidiary. As of November 30, 2016, the Company had accrued liabilities related to Rincon Energy, LLC of $120,000.

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

In addition, the Original Purchaser of the $3.5 million convertible debentures has a right of first offer through the end of June 2017 to invest an additional $20.0 million in the Company.

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

On June 22, 2016, the Company lifted the February 2016 License suspension in preparation for a 3D seismic survey (the “Nike 3D Seismic Survey”) that was comprised of approximately 179 square kilometers on the southwest portion of the Prospect. After archeological and environmental reviews of the survey area, fieldwork by the seismic contractor began on July 26, 2016, but had to be halted due to weather conditions at the beginning of September. Even though only security personnel remained in the survey area, the Nike 3D Seismic Survey was considered an active project. As a result, License year-2 ran to the 365th day on October 5, 2016. The work crew returned thirteen days later and completed the Nike 3D Seismic Survey on October 30, 2016. The License was suspended again on November 1, 2016. The impact of this sequence of events is the Company will have 339 days to complete the year-3 work set out below, once the current License suspension expires on April 27, 2017.

In view of the activity, modifications and suspensions described above, the Company’s remaining work commitments involve the following:

*	Year 3 ending April 27, 2018 - Acquire new 2D seismic data totaling at least 100 kilometers, acquire 3D seismic data totaling at least 200 square kilometers and drill two wells.
*	Year 4 ending April 27, 2019 - Acquire new 3D seismic data totaling at least 200 square kilometers and drill two wells.
*	Year 5 ending April 27, 2020 - Drill three wells.

5.	Related Party Transactions

As of November 30, and February 29, 2016, the Company owed $112,518 and $123,508, respectively, to certain Company directors for reimbursement of expenses paid on behalf of the Company.

In addition, as of November 30, and February 29, 2016, the Company owed $54,753 and $139,953, respectively, for promissory notes issued to various related parties.

6.	Promissory Notes

Two promissory notes were issued on October 26, 2012 to Liberty Petroleum Corporation (“Liberty”) upon delivery of the License with aggregate principal amount of $650,000. The original terms of the note were:

(i)	One note in the original principal amount of $500,000 was originally due on April 26, 2013.

(ii)	The other note in the original principal amount of $150,000 was originally due on July 26, 2013.

(iii)	Both notes accrued interest at a floating rate equal to the one-month term LIBOR rate, plus an additional 3%. Accrued interest of $10,484 and $42,065 is included in other liabilities as of November 30, 2016, and February 29, 2016, respectively.

These promissory notes had undergone a number of amendments, including extensions of the due dates. On September 26, 2013, these promissory notes were combined into a single consolidation promissory note (the “Consolidated Note”) in the original principal amount of $542,294, as some of the principal had been reduced and some interest had accrued.

On July 20, 2016, the Company and Liberty amended the Consolidated Note so that all the previous outstanding principal ($542,294) and the interest accrued through May 5, 2016 ($45,430) were combined. The resulting new principal ($587,724) of this Note and the interest that accrues on the Note after May 5, 2016 would be due in a single balloon payment on September 20, 2016.

On August 23, 2016, the Company made a payment to Liberty in the amount of $100,000 to reduce the principal amount ($587,724) of the Consolidated Note to $487,724. The Company and Liberty also amended the Consolidation Note so that all outstanding principal of this Note and interest that accrues on the Consolidation Note after May 5, 2016 would be due in a single balloon payment on October 31, 2016.

On October 28, 2016, the Company made a payment to Liberty in the amount of $100,000 to reduce the principal amount ($487,724) of the Consolidated Note to $387,724. Effective October 28, 2016, the Company and Liberty further amended the Consolidated Note so that all outstanding principal of this Note and interest that accrues on the Consolidated Note after May 5, 2016 would be due in a single balloon payment on December 15, 2016, and provided that on or prior to the new due date of December 15, 2016, the Consolidated Note could have been paid in its entirety by the Company’s (a) payment in cash of $100,000, plus the amount of interest that accrues on the Consolidated Note after May 5, 2016 and (b) issuance of 1,150,895 restricted shares of the Company’s common stock, which number of shares was determined by dividing $287,724 by a per-share price of $0.25.

On September 1, 2016, the Company repaid eight unsecured corporate demand notes to Keith Spickelmier, a related party, totaling $77,600. The original notes repaid were dated March 31, 2014, May 5, 2014, July 16, 2014, September 29, 2014, December 18, 2014, January 29, 2015, November 20, 2015, and January 15, 2016 for $25,000, $3,100, $10,000, $16,000, $6,000, $2,500, $10,000 and $10,000 respectively.

On November 28, 2016, the Company repaid two unsecured corporate demand notes to Keith Spickelmier, a related party, totaling $14,000. The original notes repaid were dated February 2, 2016 and February 4, 2016, and each had a principal amount of $7,000.

7.	Convertible Debentures Payable

On May 27, 2016, pursuant to a securities purchase agreement (the “Agreement”), the Company sold a $3.5 million senior secured convertible debenture (singly a “Debenture” and collectively with any similar securities issued in the future, the “Debentures”, with the Debenture issued on May 27, 2016 being referred to as the “Initial Debenture”) to DEC Funding LLC (the “Original Investor”). The Debenture is due on May 27, 2021 and bears interest at 8% per annum. The use of these proceeds is limited to the payment of our and the Original Investor’s costs of the transaction (including legal fees), the funding of our 3D seismic survey with respect to our Prospect and the interpretation of such seismic survey, and the payment of our expenses associated with the seismic survey. The remainder of these proceeds may be used for general and administrative expenses with the Original Investor’s consent. The conversion price for the Debentures is $0.16, subject to certain adjustments that are believed to be customary in transactions of this nature. The Initial Debenture is secured by virtually all of the Company’s assets owned directly or indirectly but for the License. As discussed elsewhere herein, the Company has sold, and may in the future sell, additional senior secured convertible debenture having the same terms and security as the Debenture.

Among other provisions, the Initial Debenture sale transaction included warrants (the “Warrants”) to purchase 13,125,000 shares of the Company’s common stock (singly a “Common Share” and collectively the “Common Shares”) at $0.20. These warrants have a three-year term. Further information regarding the details of this transaction is found in a Form 8-K filed with the Securities and Exchange Commission on June 3, 2016. The Company incurred legal and professional fees in the amount of $180,000 related to the sale transaction.

The Company also recorded debt discount in the amount of $3,320,000 related to the conversion feature associated with this debenture.

On August 16, 2016, the Company entered into a first amendment (the “Amendment”) to the Agreement that the Company entered into on May 27, 2016 with the Original Investor.

The parties to the Amendment include the Company, the Original Investor and a new investor (the “New Investor”). In connection with the Amendment, the parties to the Amendment also entered into related documentation.

Pursuant to the Amendment, the Company sold the following securities: to the New Investor, a Debenture due May 27, 2021 having an original principal amount of $250,000, and to the Original Investor, a Debenture due May 27, 2021 having an original principal amount of $200,000 and to the Original Investor, Warrants to purchase up to a maximum of 750,000 Common Shares (prior to any required adjustment) at an initial per-share exercise price of $0.20.

The Debentures and the Warrants include a reset provision whereby the investor is entitled to reset the conversion price of the Debentures and the Warrants in the event that the Company issues securities priced below the conversion price of the Debentures and the Warrants. The Company has analyzed the reset provision of the Debentures and the Warrants and calculated the fair market value of the ensuing derivative liability, as discussed in Note 8.

In conjunction with the Amendment, the Company incurred legal costs of $35,699, which have been recorded as deferred financing costs and are offset against the carrying value of the Debentures. Related debt discount in the amount of $414,300 was recorded.

The Company recognized $157,584 and $9,027 in discount and deferred finance cost amortization related to all of the Debentures during the three months ended November 30, 2016. The Company recognized $303,889 and $17,040 in discount and deferred finance cost amortization respectively during the nine months ended November 30, 2016. There was no debt discount amortization recognized by the Company during the three and nine months ended November 30, 2015.

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

The fair values of derivative liability related to the Reset Provision contained within the debentures as of May 27, 2016, and as of November 30, 2016, were estimated on the transaction dates and balance sheet dates under the following assumptions:

	May 27, 2016	Issuances / changes	November 30, 2016
Shares of common stock issuable upon exercise of debt	21,875,000	2,812,500	24,687,500
Estimated market value of common stock on measurement date	$0.26	$(0.06)	$0.20
Exercise price	$0.16	$-	$0.16
Risk free interest rate	1.37%	0.03%	1.40%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	306.96%	298.61%	605.57%
Expected exercise term in years	4.992	0.00	4.490

The fair values of derivative liability related to the Reset Provision contained within the warrants as of May 27, 2016, the date of issuance, and as of November 30, 2016, were estimated on the transaction dates and balance sheet dates under the following assumptions:

	May 27, 2016	Issuances / changes	November 30, 2016
Shares of common stock issuable upon exercise of warrant	13,125,000	750,000	13,875,000
Estimated market value of common stock on measurement date	$0.26	$(0.06)	$0.20
Exercise price	$0.20	$-	$0.20
Risk free interest rate	1.37%	0.03%	1.40%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	306.96%	298.61%	605.57%
Expected exercise term in years	2.992	0.00	2.490

The changes in fair values of the derivative liabilities related to the debentures and warrants for the nine months ended November 30, 2016 are summarized as follows:

Fair value of derivative liabilities at February 29, 2016	$-
Fair value of derivative liabilities on issuance date	8,469,777
Conversion of derivative liabilities	-
Change in fair value of derivative liabilities	(836,355)
Fair value of derivative liabilities at November 30, 2016	$7,633,422

The Company recognized a net loss on derivative liability of $579,371 during the three months ended November 30, 2016. The Company recognized a net loss on derivative liability of $836,355 during the nine months ended November 30, 2016. There was no change in fair value of derivative liabilities recognized by the Company during the three and nine months ended November 30, 2015.

9.	Stockholders’ Equity (Deficit)

On November 30, 2016, the Company received $50,000 from a private investor and subsequently issued 250,000 Common Shares at a price of $0.20 per share pursuant to this private placement. As of November 30, 2016 and February 29, 2016, the Company had 140,439,501 and 140,189,501 shares of its common stock issued and outstanding, respectively.

Warrants

During the nine months ended November 30, 2016, the Company issued 13,875,000 warrants to purchase shares of the Company’s common stock as a part of the convertible debentures described above in Note 7. These warrants contain a price-reset provision described above in Note 8.

A summary of the activity in the Company’s warrants during the nine months ended November 30, 2016 is presented below:

	Number of Warrants	Weighted Average Exercise Price

Outstanding and exercisable at February 29, 2016	-	$0.00
Issued	13,875,000	$0.20
Outstanding and exercisable at November 30, 2016	13,875,000	$0.20

The intrinsic value of warrants outstanding at November 30, 2016 was $693,750.

10.	Subsequent Events

On December 7, 2016, the Company issued 250,000 common shares of the Company’s stock to complete the subscription transaction entered into on November 30, 2016.

On December 15, 2016, the Company and Liberty amended the Consolidation Note so that all outstanding principal of this Note and interest that accrues on the Consolidation Note after May 5, 2016 would have been due in a single balloon payment on January 15, 2016, and provided that on or prior to the new due date of January 15, 2017, the Consolidation Note could have been paid in its entirety by the Company’s (a) payment in cash of $100,000, plus the amount of interest that accrues on the Consolidation Note after May 5, 2016 and (b) issuance of 1,150,895 restricted shares of the Company’s common stock.

On December 20, 2016, the Company entered into an amendment of a corporate demand note with a related party, Emteeco Holdings, to extend the maturity date to the first anniversary from the date of the note. None of the other provisions of the original notes were changed.

On December 30, 2016, the Company and Liberty further amended the Consolidation Note. In connection with the execution of this amendment, the Company made a payment to Liberty in the amount of $50,000 in cash and $287,724 through the issuance of 1,150,895 restricted shares of the Company’s common stock. Under the terms of this amendment, the remaining principal amount of the Consolidation Note of $50,000 and interest that accrues on the Consolidation Note after May 5, 2016 shall be due in a single balloon payment on February 28, 2017.

On December 30, 2016, the Company sold a Senior Secured Convertible Debenture due May 27, 2021 with an original principal amount of $287,500 to a New Investor.  Of the $287,500 of original principal of the new Debenture, $150,000 represented amounts that the New Investor was obligated to purchase related to amounts paid to Rincon Energy, LLC pursuant to a consulting agreement among it, the New Investor and the Company. The additional $137,500 represented amounts that the New Investor voluntarily elected to purchase.

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

Beginning in the second quarter of fiscal 2015 a significant decline in the price of oil affected the oil and gas industry worldwide. This decline began in June 2014 when the price of Brent oil was above US$110 per barrel and continued to a low of US$28 per barrel in January of 2016. Since then prices have recovered somewhat with Brent recently trading above US$55 per barrel at the end of December 2016. Current oil prices have made our ability to complete a capital raising transaction or procure a joint venture partner more difficult. As a result of the decline in oil prices, we and most other Cooper Basin exploration companies curtailed activities or reduced capital budgets until oil markets stabilize. In light of market conditions, we changed our ongoing business strategy to best position ourselves for when the markets improve.

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

Effective July 12, 2016, we entered into a seismic services agreement (the “Seismic Agreement”) with Terrex Pty Ltd. (“Terrex”). Per the terms of the Seismic Agreement, Terrex was to conduct a 3D seismic survey (the “Nike 3D Seismic Survey”) comprised of approximately 179 square kilometers on the southwest portion of the Prospect. Terrex completed the 3D seismic fieldwork on October 30, 2016. For Terrex’s services, we paid a “turnkey price” of approximately AU$3,057,000 (approximately US$2,379,000 based on the average exchange rate actually received on US$ funds advanced to DESAL to pay Terrex).

Due to an extended weather delay lasting approximately six weeks, the second year of the License reached its 365th day. The results of the Company’s work through October 5, 2016 were reported to the South Australian government, as required on November 24, 2016. The second-year fieldwork was actually completed during the first month of the third license year. Thus, the Company will have approximately 11 months rather than 12 months to complete the seismic and drilling work required during year-3 of the License. Upon the completion of field work, the License was suspended at the Company’s request in order to preserve the end date for year-3 and beyond.

Subsequent to completion of Nike 3D Seismic Survey fieldwork, the data gathered was delivered to a geophysical processor in Dallas, Texas. Through a series of technical steps, the raw data was converted in analytical quality information and delivered to our geophysical advisor just prior to the end of 2016. Interpretation work aimed at identifying potential areas of oil accumulation was underway at time this report was filed.

The Nike 3D Seismic Survey, in combinations with the expenses associated with the pre- and post-field work, has depleted most of the funds raised in our debt financing transactions completed on May 27, 2016 and August 16, 2016. An additional debenture in the amount of $287,500 was sold to one of the current investor in late December 2016. A little over half of this debenture ($150,000) was a repayment for costs incurred by the investor in support of a special geophysical study by Rincon Energy, LLC (“Rincon”). Rincon was jointly engaged by the Company and the investor to examine publicly available seismic and other technical data associated with oil producing areas proximate to the Company’s License area. This remainder of the funds from this latest debenture sale ($137,500) is expected to provide the working capital needed to sustain operations at least through April 2017. However, other funds must be raised to meet our License work obligations and longer term general working capital needs. As a result, we continue the funding activities described in the section captioned “Liquidity and Capital Requirements.”

In the remainder of this Report, Australian dollar amounts are prefaced by “AU$” while United States dollar amounts are prefaced simply by “$” or (when used in close proximity to Australian dollar amounts) by “US$.” When United States dollar amounts are given as equivalents of Australian dollar amounts, such United States dollar amounts are approximations only and not exact figures. During the three months ended November 30, 2016 exchange rate has varied from a low of US$1.00/AU$1.2987 to a high of US$1.00/AU$1.3654. Over the nine months ended November 30 2016, the exchange rate range was 1.2801 to 1.4021.

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

The License is subject to a five-year work commitment. We received from the South Australian government three six-month extensions of the work commitment relating to the License, the first in May 2014, the second in February 2015 and the third in July 2015 and a one-year suspension in February 2016. We have now completed the first and second years of this work commitment. In the first License year, we conducted geological and geophysical studies including interpretation of existing seismic data. During the second License year, we conducted a 3D seismic survey (the “Nike 3D Seismic Survey”) that covered approximately 179 square kilometers (79 square miles) of the southwest portion of the License area.

The one-year License suspension granted in February 2016 by the South Australian government was lifted in late June 2016 in order to conduct the Nike 3D Seismic Survey. The fieldwork portion of the project was scheduled for completion at the end of September, and, assuming an immediate suspension was granted, 5 days would have remained in year-2. However, weather delayed the completion until October 30, 2016, when the License was again suspended. The impact of this sequence of events is the Company will have 339 days to complete the year-3 work commitment set out below, once the current License suspension expires on April 27, 2017.

The Nike 3D Seismic Survey completion was reported to the South Australian government on November 24, 2016.. In management’s view, the geotechnical work completed in the first and second years was sufficient to satisfy the License work requirements, and our reports in connection with these activities filed in a timely manner with the South Australian government. We have received no comments from the government relating to work described in those reports.

In view of the activity, modifications and suspensions described above, our remaining work commitment involves the following:

*	Year 3 ending April 27, 2018 - Acquire new 2D seismic data totaling at least 100 kilometers, acquire 3D seismic data totaling at least 200 square kilometers and drill two wells.
*	Year 4 ending April 27, 2019 - Acquire new 3D seismic data totaling at least 200 square kilometers and drill two wells.
*	Year 5 ending April 27, 2020 - Drill three wells.

Although our work commitments have previously been reduced and extended, we have no assurance that we will be able to extend the remaining work commitments again or to fulfill them timely, as we need to complete capital raising transactions, or procure a joint venture partner, or both, to do so.

The prices of the equipment and services that we must employ to fulfill the work commitment vary based on both local and international demand for such products by others involved in exploration for and production of oil and gas. Previous high worldwide energy prices had resulted in growing demand, which lent support to higher prices being charged by suppliers. Prices being charged by suppliers have declined with the decline in energy prices resulting in considerable cost savings in our exploration work programs like the Nike 3D Seismic Survey currently being conducted by Terrex Pty Ltd. on the Prospect’s South Block.

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

We continue to seek a joint venture partner who or which might act as the operator to conduct seismic work and drill our wells. If we are unsuccessful in procuring such a partner, we will again engage the services of a qualified seismic company to acquire additional 3D data and a third-party contractor for well drilling operations. Management foresees no problem in procuring the services of one or more qualified operators and drillers in connection with the initial phase of our plan of operation, although a considerable increase in drilling activities in the area of our properties could make difficult (and perhaps expensive) the procurement of operating and drilling services. In all cases, the operator will be responsible for all regulatory compliance regarding the well, including any necessary permitting for the well. In addition to regulatory compliance, the operator will be responsible for hiring the drilling contractor, geologist and petroleum engineer to make final decisions relative to the zones to be targeted, drilling specification, well design, and bore-hole drilling and logging. Should the well be successful, the operator would thereafter be responsible for completing the well, installing production facilities and interconnecting with gathering or transmission pipelines if economically appropriate. We expect to pay third party operators (i.e. not joint venture partner with us) commercially prevailing rates.

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

Results of Operations

Our results of operation for the three and nine-month periods ended November 30, 2016 and 2015 are summarized in the table below:

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

Revenue	$-	$-	$-	$-
Operating Expenses	553,537	63,576	3,362,598	248,705
Other (income)/expenses	(329,392)	5,618	4,388,130	7,333
Net Loss	$(224,145)	$(69,194)	$(7,750,728)	$(256,038)

Our operating expenses for the three and nine-month periods ended November 30, 2016 and 2015 are outlined in the table below:

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

General and Administrative	$20,082	$11,720	$79,717	$55,204
Exploration Costs	461,982	25,696	3,004,210	61,993
Professional Fees	62,334	23,006	236,044	79,739
Rent	2,710	3,154	7,797	11,769
Travel	6,429	-	34,830	40,000
Total Operating Expenses	$553,537	$63,576	$3,362,598	$248,705

Results of Operations for the Three-Month Periods Ended November 30, 2016 and 2015

Revenues. We did not earn any revenues for either the quarter ended November 30, 2016 or the similar period in 2015. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter the commercial production.

Operating Expenses. Total operating expenses incurred during the quarter ended November 30, 2016 were approximately 771% higher than those incurred during the quarter ended November 30, 2015. The increase of approximately $490,000 reflects greater exploration costs and professional fees. The bulk of our activities during the quarter were focused on the commencement of the Nike 3D Seismic Survey (described above) and a second round of debenture placement (described below).

Exploration costs increased during the quarter ended November 30, 2016 about $436,000 compared to the similar period in 2015. The Nike 3D Seismic Survey fieldwork, which formally began in July 2016, ended October 30, 2016. As of November 30, 2016, 100% of the turnkey price for the data acquisition by Terrex had been paid. In addition to the Terrex costs, expenses were incurred during the most recent 3-month period ended November 30, 2016 for survey project management, regulatory reporting, worker health and safety monitoring, and environmental rehabilitation prior to leaving the survey area.

Professional fees for the quarter ended November 30, 2016 increased approximately $39,000, or 171% compared to the quarter ended November 30, 2015 due primarily to increases in services rendered for IT and operations management services, accounting services and the cost of required derivative analysis associated with our debentures.

We incurred travel expenses of about $6,000 for the quarter ended November 30, 2016 compared to none in the quarter ended November 30, 2015. Much of this difference relates to extra travel expenses related the Nike 3D Seismic Survey.

General and administrative expenses were about $8,000 higher during the quarter ended November 30, 2016 compared to the same period last fiscal year. This increase was primarily due to an increase in SEC reporting expense.

Other (Income) Expenses. The increase in net other income of about $335,000 is mostly attributable to a change of $579,400 in the valuation of the derivative liability associated with our Debentures less increased interest expense of $246,900 also associated with the Debentures during the three-month period ended November 30, 2016. Income thusly generated is “non-cash”. No debentures were outstanding during the three-month period ended November 30, 2015.

Net loss. Our net loss for the quarter ended November 30, 2016 increased by approximately $155,000 as compared to the quarter ended November 30, 2015. While various operating cost components moved up or down, as discussed above, the net increase in the loss is mostly attributable to significantly higher exploration costs, and (to a lesser degree) greater professional fees and interest expense (primarily associated with our debentures). On a per share basis, our losses for the three-month periods ended November 30, 2016 and November 30, 2015 were $0.00 and less than $0.00, respectively.

Results of Operations for the Nine-Month Periods Ended November 30, 2016 and 2015

Revenues. We did not earn any revenues for either the nine months ended November 30, 2016 or the similar period in 2015. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter into commercial production.

Operating Expenses. The total operating expenses incurred during the nine months ended November 30, 2016 were about $3,114,000 (about 1,250%) more than those incurred during the nine months ended November 30, 2015. The primary driving forces behind the increases are inception of the Nike 3D Seismic Survey and increased professional fees. Relatively small decreases in travel and rent expenses for the nine months ended November 30, 2016 mitigated slightly the substantial increases in exploration costs and professional fees compared to the nine months ended November 30, 2015.

Other (Income) Expenses. The non-cash losses of $4,478,493 attributable to the valuations of the derivative liability associated with the debentures issued during the nine months ended November 30, 2016 account for the vast majority of the difference in our other expenses between the most recent nine-month period and the nine-month period ended November 30, 2015. The derivative liability represents the estimated settlement cost of issuing additional common shares of our common stock if the price reset provisions of the debenture and warrants are triggered. It is a non-cash liability that will be recomputed each quarter while the debenture and warrants are outstanding. Interest expense also increased due to accrued interest on the convertible debt and amortization of the debt discount and deferred financing costs that increased the nine months’ loss by an additional $476,400.

Net loss. Our net loss for the nine months ended November 30, 2016 increased significantly as compared to the same time period ended November 30, 2015. As described above, this result was primarily due to exploration expenditures associated with the Nike 3D Seismic Survey and the non-cash derivative liability loss and accrued debenture interest. On a per share basis (basic and diluted), our loss for the nine-month period ending November 30, 2016 was $0.06 compared to a loss of less the $0.00 for the nine-month period ended November 30, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Requirements

Financing History and Immediate, Short-Term Capital Needs

Until May 2016, we had financed our business since the change in our corporate direction in January 2012 primarily through private placements of common stock. Since January 2012 through the end of fiscal 2016, we had conducted several rounds of financing in which we raised total “seed” capital in the amount of $2,723,750 resulting in the issuance of 19,657,501 shares of our common stock. Since May 2016, we have been financing our business through the debenture placements described below. Moreover, from time to time, our officers and directors have advanced short-term funds. As of January 16, 2017, we had outstanding loans totaling $50,153 from one directors and an entity controlled by one officer. These loans are each evidenced by demand notes, which are non-interest bearing. As of November 30, 2016, the outstanding loans totaled $54,753.

Effective May 27, 2016, we sold the following securities:

*	a Senior Secured Convertible Debenture due May 27, 2021 having an original principal amount of $3,500,000 (singly a “Debenture” and collectively with any similar securities issued in the future, the “Debentures”), and

*	warrants to purchase up to a maximum of 13,125,000 shares (prior to any required adjustment) of our common stock (at an initial per-share exercise price of $0.20.

Effective August 16, 2016, we sold the following additional securities:

*	a Debenture to a new investor (the “New Investor”) having an original principal amount of $250,000, and

*	a Debenture to the purchaser of the Debenture on May 27, 2016 (the “Original Investor”) having an original principal amount of $200,000, and

*	warrants to purchase up to a maximum of 750,000 shares to the Original Investor (prior to any required adjustment) of our common stock (at an initial per-share exercise price of $0.20.

Effective November 30, 2016, we sold the following additional securities:

*	250,000 shares of our common stock at a per-share price of $0.20 for an aggregate purchase price of $50,000.

Effective December 30, 2016, we sold the following additional securities:

*	a Debenture to the New Investor having an original principal amount of $287.500 ($137,500 in cash and $150,000 for the Rincon Consulting arrangement).

The use of the first Debenture proceeds was limited to the payment of the Debenture purchaser’s costs of the transaction (including legal fees), the funding of our 3D seismic survey with respect to our 584,651-gross acre oil and gas prospect in the State of South Australia and the interpretation of such seismic survey, and the payment of our expenses associated with the seismic survey. The remainder of the proceeds may be used for general and administrative expenses with the Original Investor’s consent.

The $450,000 in proceeds from the second Debenture placement were generally used to pay the Company’s and the investors’ costs of the transaction (including legal fees), general working capital purposes, and the reduction in some of the Company’s outstanding debt.

As of November 30, 2016, we had cash of approximately $163,000, we had drawn $0 in funds against our bank credit card, and we had negative working capital of about $704,000. As of January 13, 2016, we had the US dollar equivalent of approximately $81,200 uncommitted cash on hand.

The Company believes that the cash on hand will be sufficient to finance all of the Company’s other business expenses through April 2017, although the Company has no assurance of this. In the view of the preceding, the Company will need to raise more funds, and the Company is continuing efforts to raise additional working capital. It intends to do this by undertaking a private placement of Common Shares and continuing its efforts to sell more Debentures.

We are currently seeking to sell up to $2 million in additional Equity. Some of the net proceeds from the additional Debentures or Equity placements will be used for the following purposes:

*	The payment of the debt that we owe to Liberty Petroleum Corporation.

*	The payment of the remaining debt owed to members of management.

*	General and administrative expenses.

If the remaining $962,500 of additional Debentures are sold or a like amount of Equity is sold, or some combination of the two occurs, we believe that the related net proceeds will be sufficient to pay all remaining non-debenture debts and finance our business operations for the next year, although it has no assurance of this. We have no assurances that we will be successful in raising the required additional funds. However, additional capital would need to be raised in order for us to meet the work commitments specified for License years 3, 4 and 5..Our failure to raise required additional funds and our subsequent failure to obtain an extension of our work commitment under the License and our ultimate inability to repay the Debentures when they become due could have adverse consequences for us, including our inability to continue our business plan, which could result in a complete loss of stockholders’ equity.

Long-Term Capital Needs

The five-year work commitment relating to the License imposes certain financial obligations on us. In management’s view, the geotechnical work completed in year-1 and the Nike 3D Seismic Survey initiated prior to the expiration of year-2 are sufficient to satisfy the requirement for the first two License years. We filed our reports and deposited certain work materials as required by the South Australian government. Going forward, we will need funds to meet the seismic data and well drilling License work obligations of years 3, 4, and 5. Working capital will also be needed to satisfy our general and administrative expenses. Between April 2017 and the end of April 2020, we will require approximately $23.5 million in additional capital to continue operations and satisfy the obligations for the remainder of our work commitments. If the remaining Debentures are sold, the additional $2.0 million in equity is raised and the Original Investor exercises its warrants and its option to invest an additional $20.0 million in the Company, sufficient capital will be available to continue operations and meet all work commitments specified in the License. We have no assurances that any or all of these required additional funds would be raised in the manner expected or in any other manner.

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

Our capital strategy for most of the past two years or so has been to try to engage in a single major capital raising transaction to provide sufficient funds to satisfy our capital needs for a number of years to come. While did not completely abandon this strategy, we shifted our emphasis in an effort to try to engage in one or more smaller capital raising transactions to provide sufficient funds to satisfy our capital needs through April 2017. Effective May 27, 2016, we sold a $3,500,000 Debenture. The proceeds from this sale were sufficient to finance the Nike 3D Seismic Survey, which fulfilled our second-year License work commitment. Effective August 16, 2016 and December 30, 2016, we sold an additional $450,000 in Debentures and $287,500 respectively in new debentures. We believe that the proceeds from those rounds of the Debenture financing will be sufficient to finance all of our other business expenses through the end of April 2017, although we have no assurance of this. In the view of the preceding, we are continuing efforts to raise up to $2,000,000 in an approved equity raise and we could raise up to another $962,500 by selling additional Debentures pursuant to options to purchase the same in favor of a new investor in our second round of the Debenture financing. Moreover, in the future we will need significant additional funds to undertake the development of our oil and gas prospect in Australia, and we will need to raise these funds to do this. We have no assurance that it will be able to raise these significant additional funds or the additional funds needed for our general operation.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 30, 2016, the Company privately sold 250,000 shares of its common stock to a single investor at a per-share price of $0.20 for an aggregate purchase price of $50,000.

The issuances of the securities described in this Item 3.02 are claimed to be exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and Rule 506(b) of Regulation D under the Act. No advertising or general solicitation was employed in offering these securities. The offering and sale was made only to accredited investors, and subsequent transfers were restricted in accordance with the requirements of the Act.

None of the securities the issuances of which are described in this Item 3.02 were registered under the Act, and they may not be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements.

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

January 17, 2017