Form 10-K
period 2017-02-28
Discovery Energy Corp.
filed 2017-06-13
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes   ☐   No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $9,868,830.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 141,665,396

DOCUMENTS INCORPORATED BY REFERENCE

None.

DISCOVERY ENERGY CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2017

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

We made significant strides in our business plan during our fiscal 2017. This occurred after several years of slow progress, due in a large part to the significant decline in the price of oil that began in June 2014. Significant milestones achieved during fiscal 2017 include the following:

*	The completion of a significant debt financing (the “Debenture Financing”) – The Debenture Financing is discussed in the section captioned “Debenture Financing” below.

*	The completion of our 3D seismic survey that was comprised of an approximately 179 square kilometers area on the southwest portion of the Prospect and that was funded with a large portion of the proceeds from the Debenture Financing (the “Nike 3D Seismic Survey”).

*	The retirement of all of our theretofore outstanding indebtedness, including all amounts owed to Liberty Petroleum Corporation (“Liberty”) for is allowing us to be issued the License in place of Liberty, and all amounts owed on loans made by management.

*	The acquisition of a portion of a 7.0% royalty interest relating to and burdening the Prospect (the portion acquired gives to us a 2.9% royalty interest, while the previous holders of the 7.0% interest continue to hold a 4.1% royalty interest).

These milestones were achieved despite continued depressed oil prices, which however had recovered from a low of US$27 per barrel of Brent oil in January of 2016 to about US$50 per barrel by mid-May 2017.

The Nike 3D Seismic Survey was conducted by Terrex Pty Ltd. (“Terrex”) on the Prospect’s South Block. Terrex completed the 3D seismic fieldwork on October 30, 2016. For Terrex’s services, we paid a “turnkey price” of approximately AU$3,057,000 (approximately US$2,379,000 based on the average exchange rate actually received on US$ funds advanced to pay Terrex). After the completion of the Nike 3D Seismic Survey, we suspended the License on our own initiative to preserve the end date for the third year of our work commitment and beyond. Subsequent to completion of the Nike 3D Seismic Survey fieldwork, the data gathered was delivered to a geophysical processor in Dallas, Texas. Through a series of technical steps, the raw data was converted in analytical quality information and delivered to our geophysical advisor just prior to the end of 2016. Interpretation of the processed data, led by our advisor, included advanced technical analysis by specialized consultants. At the time of this Annual Report, the ongoing work has developed an inventory or more than 30 leads judged to be potential areas of crude oil accumulations. These initial opportune locations were prioritized and the results were presented to a potential source of significant capital to fund our initial drilling program. This source is referred to below as the “Original Investor,” and the capital will be sought pursuant to the option arrangement that we have with the Original Investor and that is described below. If the Original Investor does not elect to provide required financing, we still need to complete an alternative major capital raising transaction to continue moving our business plan forward. In the interim, we are continuing efforts to raise comparably smaller amounts to cover general and administrative expenses. We have no assurance that we will be able to raise any required funds. One shift in our strategy over the past fiscal years is that we are no longer pursuing one or more joint venture partners as a primary objective. We could resume this as part of our primary objective if our ability to complete a major capital raising transaction is delayed.

In the remainder of this Report, Australian dollar amounts are prefaced by “AU$” while United States dollar amounts are prefaced simply by “$” or (when used in close proximity to Australian dollar amounts) by “US$.” When United States dollar amounts are given as equivalents of Australian dollar amounts, such United States dollar amounts are approximations only and not exact figures. During the past year, that exchange rate has varied from a low of US$1.00/AU$1.2801 to a high of US$1.00/AU$1.4021. At the close of our fiscal year on February 28, 2017 the exchange rate was US$1.00/AU$1.3007.

Debenture Financing

General. Beginning in May 2016 and since then, we have completed a series of placements of our Senior Secured Convertible Debenture due May 27, 2021 (singly a “Debenture” and collectively the “Debentures”). The Debentures were issued pursuant to a securities purchase agreement (the “Securities Agreement”) dated May 27, 2016 and related documentation. The Securities Agreement has since been amended twice. Pursuant to the Securities Agreement, we have issued through May 29, 2017 the following securities pursuant to the Debenture Financing:

*	Debentures having an aggregate original principal amount of $5,437,500, and

*	warrants (the “Warrants”) to purchase up to a maximum of 17,625,000 shares (prior to any required adjustment) of our common stock (singly a “Common Share” and collectively the “Common Shares”) at an initial per-share exercise price of $0.20.

The first closing of the Debenture placement involved the issuance to a single investor (the “Original Investor”) of a Debenture having an original principal amount of $3,500,000. Subsequent to this first closing, we have conducted four additional closings of additional Debenture issuances to the Original Investor or an additional investor (the “New Investor”) or both. The Original Investor has received all of the Warrants heretofore issued.

The proceeds from the Debenture placements have generally been used to fund the Nike 3D Seismic Survey, the interpretation of it, and the payment of Company’s expenses associated with it. Some of these proceeds have been used for the payment of our and the Debenture holders’ costs of the transaction (including legal fees), general and administrative expenses, the retirement of all of our theretofore outstanding indebtedness (including all amounts owed to Liberty for allowing us to be issued the License in place of Liberty, and all amounts owed on loans made by management), and the acquisition of a 2.9% royalty interest relating to and burdening the Prospect.

In addition to the preceding, a significant portion of the proceeds from the issuance of Debentures to the New Investor have been effectively used to pay amounts that became owing to Rincon Energy, LLC (“Rincon”) pursuant to a geophysical consulting agreement among Rincon, the New Investor, us and our subsidiary, as the New Investor became entitled to its Debentures as it paid such amounts to Rincon. For instance, the New Investor paid $250,000 in August to Discovery for its first debenture and $150,000 to Rincon separately for the Debenture issued in December of 2016. Moreover, the New Investor in February 2017 agreed to acquire another $150,000 Debenture, and the purchase price for this Debenture can be satisfied by monthly payments to Rincon, or else monthly cash payments to us in the amount of $30,000. So far, the New Investor has satisfied this deferred purchase price through payments to Rincon totaling $90,000.

Moreover, pursuant to the Securities Agreement as amended, the New Investor has the option but not the obligation to acquire additional Debentures through September 30, 2018, provided that a cap is imposed on the aggregate principal amount of the additional Debentures that may be acquired (the “Principal Cap”). The Principal Cap currently stands at $762,500, and it will be reduced further by the aggregate principal amount of any additional Debentures acquired or (if greater) specified dollar amounts that increase over time. The conversion price for any additional Debentures to be issued pursuant to the foregoing will be $0.20.

In the future we will need significant additional funds to undertake the development of the Prospect. The Debentures heretofore issued and those that may be issued to the New Investor as described immediately above will not be sufficient for this, and we will need to raise these funds to develop the Prospect. We have no assurance that it will be able to raise these significant additional funds or the additional funds needed for our general operation.

The remainder of this Section contains descriptions of the legally operative documents governing the Debenture Financing. These descriptions are qualified in their entirety by reference to the actual documents that we have previously filed with the U.S. Securities and Exchange Commission.

Per Rule 135c under the Securities Act of 1933, nothing contained herein shall be construed to be an offer to sell, or a solicitation of an offer to buy, any of securities.

Description of the Debentures. The material terms, provisions and conditions of the Debentures are as follows:

*	As of May 29, 2017, Debentures having an aggregate original principal amount of $5,437,500 have been issued. As described above, the New Investor has agreed to purchase an additional debenture in the principal amount of $150,000. Additional Debentures having an aggregate original principal amount of $762,500 may be issued to the New Investor per the option arrangement also described above. Moreover, additional Debentures having an aggregate original principal amount of $20 million may be issued to the Original Investor per the 2017 Option and the Additional Option described below.

*	The Debentures bear interest at the rate of eight percent (8%) per annum, compounded quarterly. However, upon the occurrence and during the continuance of a stipulated event of default, the Debentures will bear interest at the rate of twelve percent (12%) per annum.

*	Interest need not be paid on the Debentures until the principal amount of the Debentures becomes due and payable. Instead, accrued interest is added to the outstanding principal amount of the Debentures quarterly. Nevertheless, we may elect to pay accrued interest in cash at the time that such interest would otherwise be added to the outstanding principal amount of the Debentures.

*	The principal amount of and accrued interest on the Debentures are due and payable in a single balloon payment on or before May 27, 2021.

*	We are not entitled to prepay the Debentures prior to their maturity.

*	The Debentures are convertible, in whole or in part, into Common Shares at the option of Holder, at any time and from time to time. The conversion price for Debentures having an aggregate original principal amount of $5,237,500 is $0.16, while the conversion price for a Debenture with an original principal amount of $200,000 is $0.20. Any additional Debentures to be issued to the New Investor per the option arrangement described above or to the Original Investor per the 2017 Option and the Additional Option described below will have a conversion price $0.20. All conversion prices are subject to certain adjustments that are believed to be customary in transactions of this nature, including so-called “down round” financing adjustments. We are subject to certain liabilities and liquidated damages for our failure to honor timely a conversion of the Debentures, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

*	The holders of the Debentures are entitled to have them redeemed completely or partially upon certain events (such as a change of control transaction involving us or the sale of a material portion of our assets) at a redemption price equal to 120% of the then outstanding principal amount of the Debenture and 100% of accrued and unpaid interest on the outstanding principal amount of this Debenture, plus all liquidated damages and other amounts due hereunder in respect of the Debenture.

*	The Debentures feature negative operating covenants, events of defaults and remedies upon such events of defaults that are believed to be customary in transactions of this nature. One of the remedies upon an event of default is the Debenture holders’ ability to accelerate the maturity of the Debenture such that all amounts owing under the Debenture would become immediately due and payable. The Debenture holders would then be able to resort to the collateral securing the Debentures, if we did not pay the amount outstanding, which is likely to be the case.

*	The Debentures are secured by virtually all of our assets owned directly or indirectly but for the License, which is held by our Australian subsidiary, Discovery Energy SA Pty Limited (the “Subsidiary”).

Material Terms and Provisions of the Security Documents. The security documents relating to the Debenture (the “Security Documents”) include the following:

*	A Specific Security Agreement (Shares) executed by us in favor of the Debenture holders pursuant to which we pledged all of our shares in the Subsidiary, to secure the Debentures.

*	A Security Agreement executed by the Subsidiary in favor of the Debenture holders pursuant to which the Subsidiary pledged all of our assets (other than the License) to secure the foregoing Deed of Guarantee and Indemnity.

*	A Deed of Guarantee and Indemnity executed by the Subsidiary in favor of the Debenture holders pursuant to which the Subsidiary guarantees the Debentures.

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

Description of the Warrants. The material terms, provisions and conditions of the Warrants are as follows:

*	The aggregate number of Common Shares to be purchased pursuant to exercises of the Warrants is 17,625,000.

*	The initial per-share exercise price of the Warrants is $0.20, and is subject to certain adjustments that are generally believed to be customary in transactions of this nature. Subject to certain exceptions, the exercise price of the Warrants involves possible adjustments downward to the price of any Common Shares or their equivalents sold by us during the term of the Warrants for less than the then applicable exercise price of the Warrants. Upon the adjustment of the exercise price, the number of shares issuable upon exercise of the Warrants is proportionately adjusted so the aggregate exercise price of the Warrants remains unchanged.

*	All of the Warrants are currently exercisable and remain so until their expiration date of May 27, 2019 with respect to 13,875,000 Warrant Shares or February 15, 2020 with respect to 3,750,000 Warrant Shares.

*	We are subject to certain liabilities and liquidated damages for our failure to honor timely an exercise of the Warrants, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

Other Material Terms and Provisions of the Securities Agreement. Certain material terms, provisions and conditions of the Securities Agreement (as amended) that are not described elsewhere herein are as follows:

*	The Securities Agreement basically contains representations, warranties, indemnities, events of default and remedies that are believed to be customary in transactions of this nature.

*	The Original Investor has the right (the “2017 Option”), through September 30, 2017, to purchase in a single closing additional Debentures having aggregate original principal amount of up to $10,000,000 and featuring an initial conversion price of $0.20 for each Common Share acquired upon conversion, provided, that if prior to the exercise date of the 2017 Option, we issue additional securities at a price or with an exercise price or conversion price less than $0.20 per Common Share, then the conversion price for the Debentures issued pursuant to an exercise of the 2017 Option shall be such lesser price.

*	In addition to the 2017 Option, the Original Investor has the right (the “Additional Option”) to purchase in a single closing additional Debentures having aggregate original principal amount of up to $10,000,000 and featuring an initial conversion price of $0.20 for each Common Share acquired upon conversion, provided, that the conversion price for the Debentures issued pursuant to an exercise of the Additional Option shall be adjusted downward from $0.20 per Common Share upon the conditions and in the manner set forth above with respect to the Debentures issued pursuant to an exercise of the 2017 Option. The Additional Option can be exercised after the exercise of the 2017 Option and until the later of (a) three months after the date on which we have drilled and completed, or otherwise suspended operations with respect to, the fourth well located on the Prospect, or (b) March 31, 2018.

*	The Securities Agreement provides that the Original Investor may have elected to our Board of Directors one nominee, and once the Original Investor has provided an aggregate amount of $20,000,000 of additional funds pursuant to the 2017 Option and the Additional Option, the Original Investor may have elected to our Board of Directors an additional two nominees. The Original Investor has not exercised the right to nominate or have one director elected.

*	The Securities Agreement contains the following material agreements that are believed to be customary in transactions of this nature:

*	Agreements regarding the transferability and transfer of the Debentures, the Common Shares into which they can be converted, the Warrants, and the Common Shares that can be acquired upon their exercise.

*	Agreements regarding our obligation to make filings with the U.S. Securities and Exchange Commission (the “SEC”) so that the securities described immediately above can be legally resold.

*	Agreements regarding the use of the proceeds from our sale of the Debentures. See the section captioned “General” above for a discussion of the use of these proceeds.

*	Agreements regarding the reservation of Common Shares to be issued upon conversions of the Debenture and exercises of the Warrants.

*	Agreements prohibiting the sale of Company securities having conversion prices, exercise prices or exchange rates tied to the trading prices of the Common Shares.

Material Terms and Provisions of Other Related Agreements - Registration Rights Agreement. We entered into a Registration Rights Agreement in favor of the Debenture holders pursuant to which we agreed to register with the SEC the resale of the Common Shares into which the Debentures can be converted and the Common Shares that can be acquired upon the exercise of the Warrants. Certain material terms, provisions and conditions of the Registration Rights Agreement are as follows:

*	The Debenture holders have the right, at any time six months after the issuance of the Debentures, to require us to register with the SEC the resale of the Common Shares into which Debentures can be converted, the Common Shares that can be acquired upon the exercise of the Warrants and possibly other Common Shares, which we do not currently believe will be significant, if any. This preceding right is generally referred to as “demand” registration rights.

*	We have the obligation to file a registration statement to effect the registration within certain periods of time, and the obligation to cause such registration statement to become effective within certain other periods of time. We will be liable for stipulated monetary damages if it fails in these obligations. The size of these damages is significant, although they are believed to be customary. Once a registration statement is declared effective, we must maintain it effective and current until the registered Common Shares are sold or become eligible to be sold pursuant to pursuant to an exemption under certain circumstances, which we believe will never occur. Thus, we believe that it will be required to maintain the registration statement effective and current indefinitely after it becomes effective.

*	In addition to the Debenture holders’ “demand” registration rights, the Debenture holders have “piggyback” registration rights whereby it can participate (without a demand) in any registration that we propose with certain exceptions.

*	The Registration Rights Agreement contains other agreements and indemnities that are believed to be customary in transactions of this nature.

Potential Change in Control Situation. We believe that the Debenture Financing creates a situation whereby a change of control of our company in favor of the Original Investor could occur under the following circumstances:

*	the Original Investor fully exercises the 2017 Option and the Additional Option.

*	the Original Investor fully converts of all of its Debentures (including those received upon exercise of the 2017 Option and the Additional Option), and the Original Investor fully exercises all of the Warrants that have been issued in its favor, and

*	we do not issue a significant number of its equity securities prior to the two preceding events.

Under the circumstance listed above and assuming that (a) the New Investor fully converts of all of its Debentures and (b) we do not elect to pay any the interest on any Debentures in cash, but allows all such interest to be added to principal, an aggregate of 167,884,312 of our common shares would be issued, representing approximately 54.1% of our outstanding common shares after the issuance based on the number of shares currently outstanding. An affiliate of the Original Investor also owns 2,600,000 Company common shares. Combining these shares with those that the Original Investor may acquire per the conversion of its Debentures and the exercise of its Warrants, the Original Investor and such affiliate would own approximately 54.04% of the outstanding Common Shares after the Original Investor fully converts of all of its Debentures (including those received upon exercise of the 2017 Option and the Additional Option), and after the Original Investor fully exercises all of the Warrants that have been issued in its favor.

Description of Prospect – Petroleum Exploration License (PEL) 512

Geology of the Cooper and Eromanga Basins

Granted on October 26, 2012, the License accords to us a 100% working interest (84.9% net revenue interest) in the Prospect. The Prospect covers 584,651 gross acres in the State of South Australia that overlays portions of geological systems commonly referred to as the Cooper and Eromanga Basins. This geologic system, which covers the northeast corner of South Australia and the southwest corner of Queensland State (see location map below), is the most prolific producing onshore region in Australia.

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

Historical Production of Hydrocarbons from the Cooper and Eromanga Basins

In South Australia where the Prospect is located, hydrocarbons were first produced in 1963 when the Gidgealpa 2 discovery well was completed. The prolific Moomba gas field was discovered in 1966. The first commercial oil was discovered in 1970 in the Tirrawarra field. To date this localized system has produced approximately 820 gas wells and more than 400 oil wells. These wells feed into approximately 5,600 km of pipelines and flowlines via 15 major satellite facilities.

A Basin wide assessment by the South Australia Government’s Department for Manufacturing, Innovation, Trade, Resources and Energy (“DMITRE”) estimates two trillion barrels of oil has been generated from Permian Source Rocks. Industry estimates suggest that 640 million barrels (stock tank oil initially in place) are still in place and that the estimated ultimate recovery (EUR) for the South Australia Cooper basin is approximately 200 million barrels. Through August of 2015, exploration and development drilling in the South Australia portion of the Copper/Eromanga Basins has consisted of more than 3,040 exploration, appraisal and development wells. Source: PEPS database – August 2015

Cumulative production in the Basins is estimated to the end of June 2016 at 5.3 trillion cubic feet of natural gas since 1970, more than 195 million barrels (“mmbo”) of crude oil, over 81 million barrels oil equivalent of condensate production (“mmboe”) since 1983 and LPG production of 83 mmboe since 1984. (Source: DMITRE - May 2017) While natural gas production and associated liquids at the giant Moomba gas field have been in decline, crude oil production has seen a resurgence largely due to the award of new exploration licenses under the South Australia Government bid process, greater drilling activity fueled by higher oil prices, and the use of new 3D seismic data, which has resulted in higher exploration and development drilling success rates.

Since the early 1980s, the Western Flank area of the Cooper Basin on which the Prospect sits has produced in excess of 35 million barrels of oil. Drilling activity has recently increased in licensed areas bordering or in close proximity to the Prospect. Wells in the areas adjacent to the Prospect are vertical or near vertical and do not require lateral drilling or “fracing” for commercial completion.

The Prospect

The Prospect comprises 584,651 gross acres overlaying portions of the Cooper and Eromanga basins. The Prospect is located in what is generally referred to as the Western Oil Flank of the Cooper Basin and is directly adjacent to PRL permits 85-104 and 151-172 (previously known as on PEL 92 and PEL 91) operated by Beach Energy.

The PEL 512 Lycium area (Area A ~4,000 Acres) is the smallest portion of the Prospect, the PEL 512 South area (Area B ~181,000 acres) is the next largest portion of the Prospect, and the PEL 512 West area (Area C ~400,000 acres) is the largest portion of the Prospect. The Permit and Recent Drilling Activity Map set forth below indicates the three areas of the Prospect in black outline and labelled A, B, and C. The Permit and Recent Drilling Activity Map below also indicates the locations of nearby producing oil and gas fields, and new oil discoveries since 2011. Source: PEPS database – March 2016

Permit and Recent Drilling Activity Map

During the late 1980s and again during 2005 and 2006, various operators’ drilled 10 wells in the southeast corner of Area B. Reports filed with the South Australian government indicate that some of these wells exhibited "oil shows" but none were completed as commercial producers. Previous operators also conducted extensive seismic surveying on the licensed area and produced 5,153 km of 2D and 141 sq. km of 3D seismic data, which we acquired with the License.

The use of 3D seismic interpretation and control combined with a greater understanding of the geology and producing formations has been a critical factor in the increase of recent exploration drilling success rates.

The Prospect features ready access to markets via existing infrastructure including short haul trucking and expanding pipeline capacity including a main Trunk Line with 20,000 barrels per day capacity running from the Moomba Processing Facility to the Lycium Hub, just offset the Prospect’s border.

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

Permit and Seismic Activity Map

The South Australia Government approved an Associated Activities Licence (AAL) in early 2013 to construct a 30 km rig access road thru the western corner of Area B and into the adjoining PEL 112. This block is operated by Terra Nova, which completed the Mulka 3D seismic survey in September 2012 and subsequently drilled the Wolverine #1 well in May/June 2013. The road provided us direct access to the area and reduced costs for the Nike 3D seismic program conducted in 2016.

During the fall of 2016, we conducted a 179 sq. km 3D seismic survey in the western portion of Area B, which is directly on trend and in close proximity with the historic production and recent discoveries on Beach Energy’s operated properties (formerly the PEL 92 Licence) to the north. Subsequent to completion of the Nike 3D Seismic Survey fieldwork, the data gathered was delivered to a geophysical processor in Dallas, Texas. Through a series of technical steps, the raw data was converted into analytical quality information and delivered to our geophysical advisor just prior to the end of 2016. Interpretation of the processed data, led by our advisor, included advanced technical analysis by the specialized consultant Rincon Energy. At the time of this Annual Report, the ongoing interpretation work had developed an inventory or more than 30 leads judged to be potential areas of crude oil accumulations. These initial opportune locations were prioritized and the results were presented to a potential source of significant capital to fund our initial drilling program. In addition to the prospect in the Nike area, drill-ready locations have also been identified in the Lake Hope 3D survey area, which is also in Area B of PEL 512.

Recent Exploration of and Production from the Cooper and Eromanga Basins

A total of 176 gas fields and 131 oil fields have been discovered and brought online since 1963. Total conventional wells drilled: 773 exploration, 528 appraisal and 1045 development wells. Since January 2002 through to November 2016, the new explorers in the Cooper Basin have drilled 265 conventional exploration wells and 151 appraisal/development wells. Most have targeted oil, however both oil and gas have been discovered. The new entrants found new pools in 123 of these wells (46% technical success rate) and 110 were cased and suspended as future producers (42% commercial success rate). Source: DMITRE Cooper Basin Factsheet– May 2017

Raw gas production commenced from the Cooper Basin in 1970 and from the Otway Basin in 1991. At 31 June 2016, 100 gas fields on stream with a total of 633 gas wells were on stream in the Cooper Basin. The first crude oil production began in December 1983 from the Strzelecki Field. At 31 June 2016, Santos, Beach Energy and Senex Energy had 80 oil fields on stream with a total of 294 oil wells on stream.

Cooper Basin production for the year ending June 30, 2016 totaled 60.26 Bcf of gas (including some ethane), 9.32 Mmbbls of oil, 1.21 Mmboe of LPG and 1.24 Mmboe of condensate. Source: Government of SA, Department of State Development – May 2017

Western Flank Production

In the licensed areas immediately adjacent to the Prospect the operator reported as of December 31, 2016 oil production of 3,095 kboe (net) accounted for approximately 56% of total production and was 36% higher than the prior corresponding period. Half year performance benefited from the merger with Drillsearch, new wells brought online and various field development activities.

During the half year ended December 31, 2016, Beach Energy, the operator for PRLs 151 to 172 (formerly PEL 91) reported oil production increased 122% to 2,040 kbbl (net) and benefited from 100% ownership of the acreage following the merger with Drillsearch. The Bauer-23 development well was brought online and initially produced at more than 2,000 bopd, beating expectations. The Hanson-3, Hanson-4 and Stunsail-3 development wells were brought online, and artificial lift installations were completed in the Hanson and Pennington fields. The Bauer facility expansion continued, with completion expected by the end of Q3 FY17. The expansion will increase fluids handling capacity from 75,000 bfpd to 120,000 bfpd, providing a 60% increase in production capacity.

During the half year ended December 31, 2016, Beach Energy the operator for PRLs 85 to 104 (formerly PEL 92) reported Oil production decreased 27% to 360 kbbl (net) due to natural field decline. Field development activities included new production from the Callawonga-12 development well, and various artificial lift installations and production optimisation projects. Source: Beach Energy Half Yearly Report – December 31, 2016.

During the quarter ended March 31, 2017, Beach Energy, the operator for PRLs 151 to 172 (formerly PEL 91) reported that production was supported by the connection of the Kangaroo-1 exploration well and better than expected performance from prior quarter well connections and artificial lift installations. Average daily oil production of 9,770 bbl was 6% lower than the prior period, and total oil production of 880 kbbl was 8% lower than the prior period.

The Bauer facility expansion progressed, with mechanical installation near complete and commissioning expected by the end of April 2017. The expansion will increase fluids handling capacity by 60% from 75,000 bfpd to 120,000 bfpd, providing headroom for new discoveries and increasing water cut. The Bauer-24 and Bauer-25 development wells will be the first connections into the expanded facility and will contribute incremental oil production from mid-Q4 FY17.

Terms of the License

On October 26, 2012, Discovery Energy SA Pty Ltd, our Australian subsidiary (the “Subsidiary”), received the formal grant of the License from the South Australian Minister for Mineral Resources and Energy. The License is a "Petroleum Exploration Licence" regarding all regulated resources (including petroleum and any other substance that naturally occurs in association with petroleum) relating to the 584,651 gross acres comprising the Prospect land, provided, however, that the License does not permit using the Prospect land as a source of geothermal energy or a natural reservoir for the purpose of gas storage. The term of the License is for five years, with two further, five-year renewal terms, subject to the provisions of the South Australian Petroleum and Geothermal Energy Act 2000.

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

In addition to the preceding, the person who in effect transferred and sold the License to us was allowed to retain a 7.0% royalty interest relating to the Prospect. In fiscal 2017, we acquired a portion of this royalty interest so that we now own a 2.9% royalty interest, while the previous holders of the 7.0% interest continue to hold a 4.1% royalty interest.

Native Title Agreement

As a precondition to the issuance of the License, on September 3, 2012 the Subsidiary entered into an agreement (the “Native Title Agreement”) with (a) the State of South Australia, (b) representatives of the Dieri Native Title Holders (the “Native Title Holders”) on behalf of the Native Title Holders, and (c) the Dieri Aboriginal Corporation (the “Association”). The Native Title Holders have certain historic rights on the lands covered by the License.

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

In consideration of the Native Title Holders' entering into the Native Title Agreement, the Subsidiary remitted to them a one-time payment in the amount of AUS$75,000 (or US$80,377 based on the exchange rate charged to us in late November 2012 when the payment was made). Moreover, throughout the term of the License, the Subsidiary is obligated to pay to the State of South Australia for the benefit of the Native Title Holders production payments in amounts equal to 1% of the value at the wellhead of petroleum produced and sold from the lands covered by the License. Furthermore, for facilitating the administration of this Native Title Agreement, the Subsidiary will pay in advance to the Association an annual fee comprising 12% of a maximum administration fee (the “Maximum Administration Fee”), which is AUS$150,000 (or approximately US$107,100 based on exchange rates in on February 28, 2017) (subject to adjustment for inflation). This 12% payment will be made for each year of the first five-year term of the License. After the first five-year term of the License, the payment will be four percent 4% of the Maximum Administration Fee for each year of the second and third five-year terms of the License. The Administrative Fee is not payable during times when the License is suspended, which is currently the case, as discussed below.

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

There can be no assurance that we will be successful in our exploratory and production activities. The oil and gas business involves numerous risks, the principal ones of which are listed in “Item 1A. Risk Factors - RISKS RELATING TO OUR INDUSTRY.” As we become more involved in the oil and gas exploration and production business, we will give more detail information regarding these risks.

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

Proposed Initial Activities

We are in the initial phase of our plan of operation. To date we have not commenced any drilling or other exploration activities on the Prospect, and thus we do not have any estimates of oil and gas reserves. Consequently, we have not reported any reserve estimates to any governmental authority. We cannot assure anyone that we will find commercially producible amounts of oil and gas. Moreover, at the present time, we cannot finance the initial phase of our plan of operation solely through our own current resources. Therefore, we have undertaken certain financing activities described in “Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” below. The success of the initial phase of our plan of operation depends upon our ability to obtain additional capital to acquire seismic data with respect to the Prospect, and to drill exploratory and developmental wells. We cannot assure anyone that we will obtain the necessary capital.

The License is subject to a five-year work commitment. The five-year work commitment relating to the License imposes certain financial obligations on us. In management’s view, the geotechnical work completed in year one of the commitment and the Nike 3D Seismic Survey initiated prior to the expiration of year two of the commitment are sufficient to satisfy the requirement for the first two License years. We filed our reports and deposited certain work materials as required by the South Australian government. We have received no comments from the government relating to these reports.

On May 19, 2014, we received notice from the Government of South Australia that this government had issued certain modifications to the License and suspended the License for a period of six months. Such a suspension functions like an extension. Under the amended License, we will be required to drill seven exploratory wells rather than 12, as originally required. These required wells must be drilled in years three, four, and five (two, two, and three wells, respectively). The amount of required 2D seismic was also reduced to 100 kilometers (in year three) from 250 kilometers (in year two) but the total 3D seismic work guaranteed increased to 500 square kilometers from 400 square kilometers. However, the 3D seismic survey requirement is spread over years two, three and four (100, 200 and 200 sq. km. respectively). Subsequent to this modification and suspension, we received two additional six-month suspensions, one in February 2015 and in July 2015 and a one-year suspension in February 2016. In view of these modifications and suspensions, our remaining work commitment involves the following: After the completion of the Nike 3D Seismic Survey, we suspended the License on our own initiative to preserve the end date for the third year of our work commitment and beyond. In view of the activity, modifications and suspensions described above, our remaining work commitment involves the following:

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

Thus far, we have completed of our 3D seismic survey that was comprised of an approximately 179 square kilometers area on the southwest portion of the Prospect and that was funded with a large portion of the proceeds from the Debenture Financing (the “Nike 3D Seismic Survey”). The Nike 3D Seismic Survey was conducted by Terrex Pty Ltd. (“Terrex”) on the Prospect’s South Block. Terrex completed the 3D seismic fieldwork on October 30, 2016. For Terrex’s services, we paid a “turnkey price” of approximately AU$3,057,000 (approximately US$2,379,000 based on the average exchange rate actually received on US$ funds advanced to pay Terrex). Subsequent to completion of the Nike 3D Seismic Survey fieldwork, the data gathered was delivered to a geophysical processor in Dallas, Texas. Through a series of technical steps, the raw data was converted in analytical quality information and delivered to our geophysical advisor just prior to the end of 2016.

The initial interpretation work aimed at identifying potential areas of oil accumulation and prospective drill sites was completed in early May of this year. The results of our interpretation and analysis was presented to the Original Investors, related to securing the capital for drilling pursuant to the 2017 Option and the Additional Option under the existing debentures. If the Original Investor does not elect to provide the required financing, we still need to complete an alternative major capital raising transaction to continue moving our business plan forward. In the interim, we are continuing efforts to raise comparably smaller amounts to cover general and administrative expenses. We have no assurance that we will be able to raise any required funds. One shift in our strategy over the past fiscal years is that we are no longer pursuing one or more joint venture partners as a primary objective. We could resume this as part of our primary objective if our ability to complete a major capital raising transaction is delayed.

Once we are in a position to commence drilling, we intend to engage the services of a third party contractor. Management foresees no problem in procuring the services of one or more qualified operators and drillers in connection with the initial phase of our plan of operation, although a considerable increase in drilling activities in the area of our properties could make difficult (and perhaps expensive) the procurement of operating and drilling services. In all cases, the operator will be responsible for all regulatory compliance regarding the well, including any necessary permitting for the well. In addition to regulatory compliance, the operator will be responsible for hiring the drilling contractor, geologist and petroleum engineer to make final decisions relative to the zones to be targeted, well design, and bore-hole drilling and logging. Should the well be successful, the operator would thereafter be responsible for completing the well, installing production facilities and interconnecting with gathering or transmission pipelines if economically appropriate. We expect to pay third party operators (i.e. not joint venture partner with us) commercially prevailing rates.

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

The principal oil, natural gas and gas liquids transportation hub for the region of South Australia surrounding the Prospect is located in the vicinity of Moomba. This processing and transportation center is approximately 60 km (36 miles) due east of the Prospect's eastern boundary and about 40 miles from our expected initial drill sites. Our expected initial drill sites are located about 20 miles from a privately owned terminal for trucking oil in Lycium. The Lycium Hub is also the terminal point for a main Trunk Line with 20,000 barrels per day capacity, which delivers oil to the Moomba Processing Facility. If we are unable to enter into a suitable contractual relationship with the owner of the truck terminal in Lycium, we would be required to truck our oil directly to Moomba, where the pipeline system is managed by a regional carrier who is required to transport our produced oil to market. Large diameter pipelines deliver oil and gas liquids from Moomba south to Port Bonython (Whyalla). Natural gas is also moved south to Adelaide or east to Sydney. A gas transmission pipeline also connects Moomba to Ballera, which is located northeastward in the State of Queensland. From Ballera gas can be moved to Brisbane and Gladstone, where a liquefied natural gas (LNG) project is under development. The Moomba treating and transportation facilities and the southward pipelines were developed and are operated by a producer consortium led by Santos Limited.

We cannot accurately predict the costs of transporting our production until we locate our first successful well. The cost of installing infrastructure to deliver our production to Moomba or elsewhere will vary depending upon distance traversed, negotiated handling/treating fees, and pipeline tariffs.

Markets and Marketing

The petroleum industry has been characterized historically by crude oil and natural gas commodity prices that fluctuate (sometimes dramatically), and supplier costs can rise significantly during industry booms. For example, crude oil and natural gas prices increased to historical highs in 2008 and then declined significantly over the last two quarters of 2008. After this period, prices generally improved steadily with occasional reversals, without returning to historical highs, although they had generally been higher than pre-2007 levels. A several price decline started in June 2014 when the price of Brent oil was above US$110 per barrel and has continued to date to remain at depressed level, with public Brent quotes in the middle of May 2017 of approximately US$50 per barrel. Crude oil and gas prices and markets are likely to remain volatile in the future. Crude oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand for oil and gas, market uncertainty, and a variety of additional factors beyond our control. Those factors include:

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

We expect that most of oil and natural gas that we are able to find (if any) will be transported through gas trucking systems, gathering systems and gas pipelines that are not owned by us. The Prospect is in fairly close proximity to gas pipelines suitable for carrying our production. Transportation capacity on gas gathering systems and pipelines is occasionally limited and at times unavailable due to repairs or improvements being made to the facilities or due to use by other gas shippers with priority transportation agreements or who own or control the relevant pipeline. If transportation space is restricted or is unavailable, our cash flow could be adversely affected.

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

As of May 14, 2017 WTI Crude Oil was priced at US$47.84 per barrel and Brent Crude Oil was priced at US$50.84 per barrel. We cannot predict the future level of the price differential between WTI Crude Oil and Brent Crude Oil or be assured that such differential will reflect a favorable premium for us in the future. Source: Commodity prices - www.oil-price.net

We will strive to obtain the best price in the area of our production. Our revenues, profitability and future growth will depend substantially on prevailing prices for crude oil and natural gas. Decreases in the prices of oil and gas would likely adversely affect the carrying value of any proved reserves we are successful in establishing and our prospects, revenues, profitability and cash flow.

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

RISKS RELATING TO OUR COMPANY

We are an early-stage company with no proved reserves, and we may not become profitable.

Our company was incorporated on May 24, 2006 for the purpose of trying to develop commercially certain mineral claims. This business did not move forward. We have decided to focus our business on the exploration, development and production of oil and gas on a particular crude oil and natural gas prospect that is described in “Item 1 Business” (the “Prospect”). The Prospect is considered “undeveloped acreage,” which the U.S. Securities and Exchange Commission (the “Commission”) defines as “lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.” We have no proved reserves. In view of our extremely limited history in the oil and gas exploration business, you may have difficulty in evaluating us and our business and prospects. You must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. For our business plan to succeed, we must successfully undertake most of the following activities:

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

We are significantly leveraged.

During our fiscal 2017, we took on a significant amount of indebtedness through the sale of the Debentures. The Debentures are secured by all of our assets owned directly or indirectly but for the License. The use of secured indebtedness to finance our business is referred to as leveraging. Leveraging increases the risk of loss to us if and to the extent we have insufficient revenue to pay our debt obligations. In such event, cash from other sources will be required. The Debentures must be repaid on or before May 27, 2021. Unless we generate such cash, we may not have sufficient funds to pay the Debentures when due and other indebtedness. In such event, we might be required to sell our assets and properties to meet our obligations, or to seek an extension to the Debentures, or alternative debt or equity financing. If sale, extension or refinancing is not obtained or consummated, we could default in our obligations.

The exercise of secured creditor rights could result in a significant or complete loss to us.

If we default on the Debentures, the remedy of the Debenture holders would be (among other things) to institute proceedings against our assets and properties to sell them to satisfy the amounts owed pursuant to the Debentures. This could result in the partial or total loss of our assets and properties. We have no assurance that, upon the exercise of the Debenture holders’ secured creditor rights, we would receive a return of anything on our assets and properties. The loss of our assets and properties by the exercise of the Debenture holders’ secured creditor rights would most likely materially adversely affect our business, financial condition or results, and could result in a total loss to our stockholders.

THE DEBENTURES feature certain operating covenants that could adversely affect us.

Our Debentures contain operating covenants that prohibit us from certain actions (negative operating covenants) and that require us to continually undertake other actions (affirmative operating covenants). The negative operating covenants could preclude us from taking actions that we believe to be in our best interests. The affirmative operating covenants will require us to incur continuing costs and expense and could require us to take actions that we believe are not in our best interests. Moreover, our failure to comply with either negative operating covenants or affirmative operating covenants would most likely be a default under the Debenture, giving to the Debenture holders the rights described above.

OUR OUTSTANDING OBLIGATIONS AND ABILITY TO ISSUE ADDITIONAL COMMON SHARES COULD RESULT IN SIGNIFICANT DILUTION TO STOCKHOLDERS.

The currently outstanding debentures can be converted into 34,671.875 common shares, and we have the potential obligation to issue additional Debentures that could be converted into 34,253,931 common shares. An aggregate of 17,625,000 common shares can be acquired upon the exercise of the outstanding warrants. The conversion price of the Debenture and the exercise price of the warrants may be less than the then current market price of the common shares at the time of conversion and exercise. Moreover, we have registered an aggregate of 6,000,000 common shares for issuance to employees, officers, directors, and outside consultants to compensate them for services provided or to provide incentives to them. Of these common shares, 5,697,300 are still available for issuance in the future. Future issuance of additional shares in the preceding connections or otherwise could cause immediate and substantial dilution to the net tangible book value of common shares issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the common shares. Moreover, any common shares issued as described above would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital while the debentures or the warrants are outstanding may be adversely affected because of the potential dilution described in this risk factor.

WE NEED ADDITIONAL CAPITAL TO SATISFY OUR WORK COMMITMENT, TO PROVIDE WORKING CAPITAL AND TO DEVELOP THE PROSPECT, WHICH CAPITAL WE MAY NOT BE ABLE TO RAISE OR WHICH MAY BE AVAILABLE ONLY ON TERMS UNFAVORABLE TO US.

Because of the acquisition of the Prospect, we have a work commitment with respect to the Prospect requiring us to expend stipulated amounts. In management’s view, the geotechnical work completed to date meets the first two years of work commitment under the License. However, we will need additional funds to satisfy the work commitment in the third and future years, which includes the actual drilling of wells. Moreover, we will need working capital and further funds to explore and develop the Prospect in the manner that we prefer.

We are engaged in active efforts to complete a capital raising transaction sufficient for us to complete the third year of our work commitment and provide additional funds if possible. In the past, we have used the services of firms that specialize in capital procurement, but we are pursuing our own capital raising initiatives. However, we currently are exploring the possible procurement of required funds from the Original Investor per an existing arrangement involving options to purchase a significant number of additional Debentures. If funds are not procured pursuant to this arrangement, we will be constrained to seek alternative financing. We have no assurance that we will be successful in completing a transaction that will provide us with required funds. Our failure to honor our work commitment could result in our loss of the Prospect. Moreover, our failure to procure funds needed to develop operations sufficient to generate enough cash to retire the Debentures as they become due could result in Debenture holders’ eventual exercise of the rights of a secured creditor and the possible loss of all or a large part of our assets. If either of the preceding events were to occur, we could be forced to cease our new business plan altogether, which could result in a complete loss to our stockholders. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities. If we obtain funds through the issuance of equity securities, the following results will or may occur:

*	the percentage ownership of our existing members will be reduced.
*	the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

We have no assurance of our ability to raise funds for any purpose.

OUR AUDITOR HAS GIVEN TO US A “GOING CONCERN” QUALIFICATION, WHICH QUESTIONS OUR ABILITY TO CONTINUE AS A GOING CONCERN WITHOUT ADDITIONAL FINANCING.

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended February 28, 2017 regarding our ability to continue as a going concern. Key to this determination is our lack of any historical revenues and its accumulated deficit of $10,337,817 since inception through February 28, 2017. Since May 2016, we have placed Debentures of ours having an aggregate original principal amount of $5,587,500, Proceeds from these placements financed our business for our fiscal year 2017 and have left us with some funds to finance a portion of our business for our fiscal year 2018. However, we still need additional funds. We have granted options to purchase additional Debentures to one of our Debenture investors. These options cover Debentures having an aggregate original principal amount of up to $20.0 million, and may be exercised in two tranches, each involving $10.0 million of Debentures. Presently, our primary targeted source for funds to finance our business is this option arrangement, and we intend to seek needed capital pursuant to this option arrangement in the near future. If these options are not exercised, we will need to complete an alternative major capital raising transaction to continue moving our business plan forward. There can be no assurance that we will be successful in securing the optioned or alternative funding, becoming profitable, or continuing our business without either a temporary interruption or a permanent cessation.

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

RISKS RELATING TO OUR INDUSTRY

Oil and natural gas exploration and production present many risks that are difficult to manage.

Our oil and natural gas exploration, development and production activities are subject to many risks that may be unpredictable and are difficult to manage. In addition, the cost and timing of drilling, completing and operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause exploration, development and production activities to be unsuccessful. This could result in a total loss of our investment in a particular drilling program. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

Our focus on exploration activities exposes us to greater risks than are generally encountered in later-stage oil and natural gas property development businesses.

Once we are funded, all of our initial activity will involve drilling exploratory test wells on acreage with no proved oil and natural gas reserves. While all drilling (whether developmental or exploratory) involves risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of oil and natural gas. The economic success of any drilling program will depend on numerous factors, including the ability to estimate the volumes of recoverable reserves relating to the drilling program, rates of future production, future commodity prices, investment and operating costs and possible environmental liabilities. All of these factors may impact whether a drilling program will generate cash flows sufficient to provide a suitable return on investment. If we experience a series of failed drilling projects, our business, results of operations and financial condition could be materially adversely affected.

We will rely on independent experts and technical or operational service providers over whom we may have limited control.

We are using independent contractors to provide us with technical assistance and services. These include the services of geologists, geophysicists, chemists, landmen, engineers and scientists. We also are and will be relying upon them to analyze our Prospect and any other future prospects to determine a method in which the Prospect may be developed in a cost-effective manner and to select drill sites. In addition, we intend to rely on the owners and operators of oil rigs and drilling equipment, and on providers of oilfield services, to drill and develop our prospects to production. Moreover, if our properties hold commercial quantities of oil and natural gas, we would need to rely on third-party gathering or pipeline facilities to transport and purchase our production. Our limited control over the activities and business practices of these providers, any inability on our part to maintain satisfactory commercial relationships with them or their failure to provide quality services could materially and adversely affect our business, results of operations and financial condition.

Shortages of rigs, equipment, supplies and personnel could delay or otherwise adversely affect our cost of operations or our ability to operate according to our business plan.

If drilling activity increases in areas competitive with the one in which we intend to operate, a general shortage of drilling and completion rigs, field equipment and qualified personnel could develop. As a result, the costs and delivery times of rigs, equipment and personnel could be substantially greater than in previous years. From time to time, these costs have sharply increased and could do so again. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn adversely affect our results of operations.

Our review of properties cannot assure that all deficiencies or environmental risks may be identified or avoided.

We plan on undertaking reviews that we believe are consistent with industry practice for our drilling programs. However, these reviews will often be limited in scope, and may not reveal all existing or potential problems, or permit us to become sufficiently familiar with the related properties to assess all potential problems. Moreover, we may not perform an inspection on every platform or well, and our inspections may not reveal all structural or environmental problems. Our license rights with respect to the Prospect contain no indemnification for environmental liabilities. Accordingly, we will pursue our drilling programs on an “as is” basis, which could require us to make substantial expenditures to remediate environmental contamination. If a property deficiency or environmental problem cannot be satisfactorily remedied to warrant commencing drilling operations on a property, we could lose our entire investment in the property.

We MAY not BE ABLE TO fully insure against all risks related to our proposed operations, which could result in substantial claims for which we are underinsured or uninsured.

We currently do not have any insurance with regard to our proposed oil and gas exploration and production activities. Prior to commencing these activities, we do intend obtain insurance that we believe will be consistent with prevailing industry practices. We have no assurance that we will be able to obtain such insurance, or if obtained, we will be able to maintain it if costs become prohibitively expensive. Moreover, we have no assurance that such insurance will cover all risks. Losses and liabilities arising from uninsured and underinsured events, which could arise from even one catastrophic accident, could materially and adversely affect our business, results of operations and financial condition. Our exploration, drilling and other activities are subject to risks such as:

*	fires and explosions;
*	environmental hazards, such as uncontrollable flows of natural gas, oil, brine, well fluids, toxic gas or other pollution into the environment, including groundwater contamination;
*	abnormally pressured formations;
*	mechanical failures of drilling equipment;
*	personal injuries and death, including insufficient worker compensation coverage for third-party contractors who provide drilling services; and
*	natural disasters, such as adverse weather conditions.

Operational impediments may hinder our access to oil and natural gas markets or delay our production.

We expect to deliver oil and natural gas through trucking systems, gathering systems and pipelines that we do not own. Existing facilities may not be available to us now or in the future. The marketability of our future production depends in part upon the availability, proximity and capacity of truck terminals, pipelines, natural gas gathering systems and processing facilities owned by others.

For example, our expected initial drill sites are located approximately 20 miles from an oil-trucking terminal located at the Lycium Hub, which is the origination point for a pipeline to Moomba with 20,000 barrels per day capacity. The truck terminal in Lycium is privately owned, and would not be legally required to truck any oil that we produce to Lycium for transmission by pipeline approximately 40 miles to the Moomba Processing Facility. If we are unable to enter into a suitable contractual relationship with the owner of the truck terminal in Lycium, we would be required to truck our oil directly to Moomba, where the pipeline system is managed by a regional carrier who is required to transport our produced oil to market. To truck our oil directly to Moomba, we would need to enter into suitable contractual relationships with alternative oil trucking firms. Our failure to establish suitable contractual relationships with respect to our oil production would materially adversely affect our business, results of operations and financial condition. In addition, any significant change in our arrangements with trucking firms, gathering system or pipeline owners and operators or other market factors affecting the overall infrastructure facilities servicing our properties could adversely impact our ability to deliver the oil and natural gas we produce to markets in an efficient manner. In some cases, we may be required to shut in wells, at least temporarily, for lack of a market because of the inadequacy or unavailability of transportation facilities. If that were to occur, we would be unable to realize revenue from those wells until arrangements were made to deliver our production to market. Moreover, our ability to produce and market oil and natural gas is affected and also may be harmed by:

*	government regulation of oil and natural gas production; and
*	government transportation, tax and energy policies.

Oil and natural gas reserves decline once a property becomes productive, and we expect to need to find new reserves to sustain revenue growth.

Even if we add oil and natural gas reserves through our exploration activities, our reserves will decline as they are produced. We will be constantly challenged to add new reserves through further exploration or further development of our existing properties. There can be no assurance that our exploration and development activities will be successful in adding new reserves. If we fail to replace reserves, our level of production and cash flows will be adversely impacted.

We EXPECT TO have limited control over activities on properties we do not operate, which could reduce our production and revenues.

We expect that we will operate all of our initial wells. However, some of our business activities could be conducted through joint operating agreements under which we own partial interests in oil and natural gas properties. In such situation, we may not operate the related properties and in some cases we may not have the ability to remove the operator in the event of poor performance. As a result, we may have a limited ability to exercise influence over normal operating procedures, expenditures or future development of underlying properties and their associated costs. The failure of an operator of our wells to adequately perform operations, or an operator's breach of the applicable agreements, could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others therefore depend upon a number of factors outside of our and the operator's control, including:

*	timing and amount of capital expenditures;
*	expertise and financial resources; and
*	inclusion of other participants.

Oil and natural gas are commodities subject to price volatility based on many factors outside the control of producers, and low prices may make properties uneconomic for future production.

Oil and natural gas are commodities, and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. For example, beginning in June 2014 when the price of Brent oil was above US$110 per barrel, a significant decline in the price of oil began. This decline continued to a low of US$28 per barrel in January of 2016. Since then prices have recovered somewhat with Brent recently trading above US$50 per barrel at the middle of May 2017. The prices a producer may expect and its level of production depend on numerous factors beyond its control, such as:

*	changes in global supply and demand for oil and natural gas;
*	the actions of the Organization of Petroleum Exporting Countries, or OPEC;
*	the price and quantity of imports of foreign oil and natural gas;
*	political conditions, including embargoes, in oil and natural gas producing regions;
*	the level of global oil and natural gas inventories;
*	weather conditions;
*	technological advances affecting energy consumption; and
*	the price and availability of alternative fuels.

Lower oil and natural gas prices may not only decrease revenues on a per unit basis, but also may reduce the amount of oil and natural gas that can be economically produced. Lower prices will also negatively impact the value of proved reserves.

Commodity price risk management decisions may cause US to forego additional future profits or result in making additional cash payments.

To reduce our exposure to changes in the prices of oil and natural gas, we may enter into commodity price risk management agreements for a portion of our oil and natural gas production. The agreements that we could enter into generally would have the effect of providing us with a fixed price for a portion of the expected future oil and natural gas production over a fixed period of time. Commodity price risk management agreements expose us to the risk of financial loss, including the following:

*	production is less than expected;
*	the counter-party to the commodity price risk management agreement may default on its contractual obligations to us;
*	we could be required to post additional cash to cover margin requirements, which could materially and adversely affect liquidity;

*	we could be unable to meet additional margin requirements, which could result in the closing of positions thereby leading to a financial loss as well as the possible loss of the anticipated benefits of the related hedging transactions;
*	there may be a change in the expected differential between the underlying price in the commodity price risk management agreement and actual prices received; and
*	market prices may exceed the prices for which we is contracted to receive, resulting in the need to make significant cash payments.

Furthermore, we might sell security interests in certain properties in order to secure certain commodity price risk management arrangements. These security arrangements would subject us to the risk of a forfeiture of the property securing the hedging arrangement. Moreover, commodity price risk management arrangements may limit the benefit we would receive from increases in the prices for oil and gas.

Our properties may be subject to substantial impairment of their recorded value.

The accounting rules for our properties for which we establish proven reserves will require us to review periodically their carrying value for possible impairment. If oil and natural gas prices decrease or if the recoverable reserves on a property are revised downward, we may be required to record impairment write-downs, which would result in a negative impact to our financial position. We also may be required to record impairment write-downs for properties lacking economic access to markets and must record impairment write-downs for our Prospect as the license for it expires or when we expect such license to expire without an extension, both of which could also negatively impact our financial position.

Our competitors include larger, better-financed and more experienced companies.

The oil and natural gas industry is intensely competitive and, as an early-stage company, we must compete against larger companies that may have greater financial and technical resources than we have and substantially more experience in our industry. These competitive advantages may better enable our competitors to sustain the impact of higher exploration and production costs, oil and natural gas price volatility, productivity variances among properties, overall industry cycles and other factors related to our industry. Their advantage may also negatively impact our ability to acquire prospective properties, develop reserves, attract and retain quality personnel and raise capital.

Conducting operations in the oil and natural gas industry subjects us to complex laws and regulations, including environmental regulations that can have a material adverse effect on the cost, manner or feasibility of doing business.

Companies that explore for and develop, produce and sell oil and natural gas in Australia are subject to extensive government laws and regulations, including complex tax laws and environmental laws and regulations, and are required to obtain various permits and approvals from government agencies. If these permits are not issued or unfavorable restrictions or conditions are imposed on our drilling activities, we may not be able to conduct our operations as planned. Alternatively, failure to comply with these laws and regulations, including the requirements to obtain any permits, may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Compliance costs can be significant. Further, these laws and regulations could change in ways that substantially increase our costs and associated liabilities. We cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not harm our business, results of operations and financial condition. For example, matters subject to regulation and the types of permits required include:

*	water discharge and disposal permits for drilling operations;
*	drilling permits;
*	reclamation;
*	spacing of wells;
*	occupational safety and health;
*	air quality, noise levels and related permits;
*	rights-of-way and easements;
*	calculation and payment of royalties;
*	gathering, transportation and marketing of oil and natural gas;
*	taxation; and
*	waste disposal.

Under these laws and regulations, we could be liable for:

*	personal injuries;
*	property damage;
*	oil spills;
*	discharge of hazardous materials;
*	remediation and clean-up costs;
*	fines and penalties; and
*	natural resource damages.

RISKS RELATING TO OUR MANAGEMENT

WE DEPEND ON CERTAIN KEY PERSONNEL.

We currently and in the future will substantially depend upon the efforts and skills of our current and expected future management. The loss of the services of any member of management, or the inability of any of time to devote sufficient attention to our operations, could materially and adversely affect our operations. Currently, no member of management has entered into a written employment agreement or any covenant not to compete agreement with us. As a result, any member of management may discontinue providing his services to us at any time and for any reason, and even thereafter commence competition with us. Moreover, we do not currently maintain key man life insurance on any member of management.

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

OUR MANAGEMENT OWNS A LARGE PERCENTAGE OF OUR OUTSTANDING STOCK, AND CUMULATIVE VOTING IS NOT AVAILABLE TO STOCKHOLDERS.

Our current senior management owns approximately 69% of our outstanding common stock as of the date of this Report. Cumulative voting in the election of directors is not authorized in our First Amended and Restated Articles of Incorporation. Accordingly, it is not permitted as a matter of law. As a result, the holder or holders of a majority of our outstanding shares of common stock may elect all of our directors. Management's large percentage ownership of our outstanding common stock will enable them to maintain their positions as such and thus their control of our business and affairs.

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

RISKS RELATING TO OUR COMMON STOCK

OUR COMMON STOCK HAS EXPERIENCED ONLY LIMITED TRADING.

Our common stock is quoted on the over-the-counter markets under the name “Discovery Energy Corp.” and the symbol “DENR”. Previously, our common stock was quoted on the OTC Bulletin Board under the name “Santos Resource Corp.” and the symbol “SANZ”. The volume of trading of our common stock has been extremely limited. There can be no assurance as to the prices at which the shares of our common stock will trade in the future. Until shares of our common stock become more broadly held and orderly markets develop and even thereafter, the prices of our common stock may fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

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

INCREASES IN THE SALES VOLUME OF OUR SHARES COULD ADVERSELY AFFECT US.

We have a very thinly traded market for our shares. Future sales of a large number of our shares may have a depressive effect on the price of our common stock, and might also adversely affect our ability to raise additional equity capital.

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

For information about our oil and gas property, see “Item 1 Business” above.

Item 3. Legal Proceedings.

We are not presently a party to any pending legal proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading Prices. Our common stock is quoted in the over-the-counter markets under the name “Discovery Energy Corp.” and the symbol “DENR”. Previously, our common stock was quoted on the OTC Bulletin Board under the name “Santos Resource Corp.” and the symbol “SANZ”. Set forth below are the ranges of closing prices of our common stock for the periods indicated, as reported in the over-the-counter markets. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. Our common stock began trading on June 15, 2009. The following table reports high and low closing prices, on a quarterly basis, for our common stock within the two most recent fiscal years:

	Common Stock
2016	High	Low
First Quarter	$0.50	$0.25
Second Quarter	$0.80	$0.46
Third Quarter	$1.10	$0.60
Fourth Quarter	$0.65	$0.30

	Common Stock
2017	High	Low
First Quarter	$0.49	$0.26
Second Quarter	$0.26	$0.25
Third Quarter	$0.25	$0.20
Fourth Quarter	$0.25	$0.20

Outstanding Shares and Record Holders. As of June 7, 2017, we had 104 common shareholders of record and 141,665,396 common shares outstanding.

Dividends. We have not paid any cash dividends on our common stock, and we do not intend to pay any dividends for the foreseeable future.

Recent Private Placements. During February 2017, we sold an aggregate of 75,000 shares of our common stock (“Common Shares”) at a price of $0.20 per share to two investors. The issuance of these Common Shares is claimed to be exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Rule 506 of Regulation D under the Act. No advertising or general solicitation was employed in offering these Common Shares. The offering and sale was made only to accredited investors, and subsequent transfers were restricted in accordance with the requirements of the Act.

Equity Compensation Plans. We have one equity compensation plan for our directors, officer, employees and consultants pursuant to which options, rights or shares may be granted or issued. This plan is named the “Discovery Energy Corp. 2012 Equity Incentive Plan” (the “Plan”). Information on the material terms of the Plan is given below. The following table provides information as of February 28, 2017 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

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

Previous Awards. We have awarded 302,700 shares of our common stock in outright grants pursuant to the Plan as of February 28, 2017.

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

Except as provided under “Certain Limitations on Deductibility of Executive Compensation” below, we will ordinarily be entitled to a deduction at the same time and in the same amounts as the ordinary income recognized by the participant with respect to a stock grant award. Unless a participant has made a Section 83(b) election, we will also be entitled to a deduction, for federal income tax purposes, for dividends paid on awards of unvested restricted stock grants when the restrictions lapse.

*	Non-Qualified Stock Options. Generally, a participant will not recognize taxable income on the grant of a non-qualified stock option provided the exercise price of the option is equal to the fair market value of the underlying stock at the time of grant. Upon the exercise of a non-qualified stock option, a participant will recognize ordinary income in an amount equal to the difference between the fair market value of the common stock received on the date of exercise and the option cost (number of shares purchased multiplied by the exercise price per share). The participant will recognize ordinary income upon the exercise of the option even though the shares acquired may be subject to further restrictions on sale or transferability. Except as provided under “Certain Limitations on Deductibility of Executive Compensation” below, we will ordinarily be entitled to a deduction on the exercise date equal to the ordinary income recognized by the participant upon exercise. Generally, upon a subsequent sale of shares acquired in an option exercise, the difference between the sale proceeds and the cost basis of the shares sold will be taxable as a capital gain or loss.

*	Stock-Based Awards. A participant will recognize taxable income on the grant of unrestricted stock, in an amount equal to the fair market value of the shares on the grant date. Except as provided under “Certain Limitations on Deductibility of Executive Compensation” below, we will ordinarily be entitled to a deduction at the same time and in the same amounts as the ordinary income recognized by the participant with respect to such a stock award. Other rules apply with regard to other forms of stock-based awards.

*	Withholding. We retain the right to deduct or withhold, or require the participant to remit to his or her employer, an amount sufficient to satisfy federal, state and local and foreign taxes, required by law or regulation to be withheld with respect to any taxable event as a result of the Plan.

*	Certain Limitations on Deductibility of Executive Compensation. With certain exceptions, Section 162(m) of the Code limits the deduction to us for compensation paid to certain executive officers to $1 million per executive per taxable year unless such compensation is considered “qualified performance - based compensation” within the meaning of Section 162(m) or is otherwise exempt from Section 162(m). The Plan is designed so that options and SAR’s qualify for this exemption, and it permits the Administrator to grant other awards designed to qualify for this exemption.

*	Treatment of “Excess Parachute Payments.” The accelerated vesting of awards under the Plan upon a change of control of our company could result in a participant being considered to receive “excess parachute payments” (as defined in Section 280G of the Code), which payments are subject to a 20% excise tax imposed on the participant. We would not be able to deduct the excess parachute payments made to a participant.

Item 6. Selected Financial Data.

Not applicable.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Our company, Discovery Energy Corp., was incorporated under the laws of the state of Nevada on May 24, 2006 under the name “Santos Resource Corp.” Our current business plan is to explore for and produce oil and gas from a tract of lands (the “Prospect”) covered by Petroleum Exploration License (PEL) 512 (the “License”) in the State of South Australia. We adopted this business plan near the end of our fiscal 2012, after having previously abandoned our initial business plan involving mining claims in Quebec, Canada and after we had been dormant from a business perspective for a period of time. In connection with the adoption of our current business plan, we had a change in control of our company, a change in our management, a change in our corporate name, and a change of our status from a “shell” company, as that term is defined in Rule 405 of the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.

We made significant strides in our business plan during our fiscal 2017. This occurred after several years of slow progress, due in a large part to the significant decline in the price of oil that began in June 2014. Significant milestones achieved during fiscal 2017 include the following:

*	The completion of a significant debt financing (the “Debenture Financing”).

*	The completion of our 3D seismic survey that was comprised of an approximately 179 square kilometers area on the southwest portion of the Prospect and that was funded with a large portion of the proceeds from the Debenture Financing (the “Nike 3D Seismic Survey”).

*	The retirement of all of our theretofore outstanding indebtedness, including all amounts owed to Liberty Petroleum Corporation (“Liberty”) for is allowing us to be issued the License in place of Liberty, and all amounts owed on loans made by management.

*	The acquisition of a portion of a 7.0% royalty interest relating to and burdening the Prospect (the portion acquired gives to us a 2.9% royalty interest, while the previous holders of the 7.0% interest continue to hold a 4.1% royalty interest).

The Debenture Financing involves a grant of options to a Debenture holder to purchase additional Debentures having an aggregate original principal amount of up to $20.0 million and featuring an initial conversion price of $0.20 for each Common Share acquired upon conversion. These options may be exercised in two tranches, each involving $10.0 million of Debentures. There can be no assurance that we will be successful in securing the optioned funding, or avoiding the materially adverse effects resulting from a failure to do so.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations as of February 28, 2017 are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material. The footnotes to our financial statements contain critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements. These policies should be reviewed to understand our financial condition and results of operations.

Results of Operations

Financial results for the year ended February 28, 2017 reflect a vastly increased level of exploration activity, along with elevated professional fees and administrative cost associated with our successful fund raising efforts compared to the year ended February 29, 2016.

Comparison of Year Ended February 28, 2017 to Year Ended February 29, 2016

Our results of operation for the fiscal years ended February 28, 2017 and February 29, 2016 are summarized in the table below:

	Fiscal Year Ended February 28	Fiscal Year Ended February 29
	2017	2016

Revenue	$—	$—
Operating Expenses	3,832,458	281,203
Other (income)/expenses	3,961,767	3,078
Net Loss	$7,794,225	$284,281

Our operating expenses for the fiscal years ended February 28, 2017 and February 29, 2016 are outlined in the table below:

	Fiscal Year Ended February 28	Fiscal Year Ended February 29
	2017	2016

General and Administrative	$226,035	$67,386
Exploration Costs	3,172,442	61,993
Professional Fees	327,168	98,832
Travel	96,495	40,000
Rent	10,318	12,992
Total	$3,832,458	$281,203

Revenues. We did not earn any revenues for either the fiscal year ended February 28, 2017 or the fiscal year ended February 29, 2016. We do not anticipate earning revenues until such time as we have entered into commercial production of oil and natural gas. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of hydrocarbons on our properties, or if such resources are discovered, that we will enter the commercial production.

Operating Expenses. The total operating expenses incurred during fiscal 2017 were approximately $3,832,500 or 1,263% higher than those recorded in fiscal 2016 and reflect the increased level of activity begun in the second quarter of 2017 upon securing additional funding through the issuance of convertible debentures. This increase reflects marked increases in exploration costs, general and administrative (G&A) expenses, professional fees and travel expenses.

Exploration costs this fiscal year ended February 28, 2017 increased by approximately $3,110,000 compared to the prior year ended February 29, 2016. The Nike 3D Seismic Survey fieldwork, which formally began in July 2016, ended October 30, 2016 at a cost of approximately $2,289,000. Project management fees of approximately $440,000 and data interpretation costs of approximately $420,000 were also incurred.

General and administrative expenses for the year ended February 28, 2017 were approximately $159,000 higher than those incurred during the twelve months February 29, 2016. A major component of the difference is the change in valuation of assets of approximately $76,000 resulting from a change in the exchange rate. The remainder of the increase was related to the Company’s overall increase in activities driven by the planning and execution of the Nike 3D survey and development of a well drilling plan for the upcoming fiscal year.

Professional fees for the year ended February 28, 2017 increased by approximately $228,000 or 231% compared to the last fiscal year ended February 29, 2016, due primarily to increases in services rendered for IT and operations management services, accounting services and the cost of required derivative analysis associated with the Company’s debentures.

Travel expenses increased about $56,000 or 141% during the year ended February 28, 2017 compared to the year ended February 29, 2016. This reflects the costs of travel for the geophysical consultants to Australia, international travel to Europe by the Chairman of the Board for fund raising efforts, and travel by the Company’s officers to various meetings in the United States.

Other Expenses. The non-cash losses of $5,245,923 attributable to the excess fair value of derivative liabilities on the face value of the related convertible debentures issued during the twelve months ended February 28, 2017 account for the vast majority of the difference in our other expenses between the years ended February 28, 2017 and February 29, 2016. Interest expense increased by approximately $507,000 due to amortization of debt discount and approximately $243,000 of convertible debenture related interest expense. These losses were offset by a non-cash gain of $1,987,177 attributable to the change in fair value of the derivative liability. A gain of approximately $58,000 was also recorded upon conversion of debt to equity. No debentures were outstanding during the fiscal year ended February 29, 2016.

Net loss. Our net loss of $7,794,225 (or $0.06 per-share) for the year ended February 28, 2017 was about 2,642% greater compared to our net loss during our last fiscal year ended February 29, 2016 of $284,281 (or $0.00 per-share). It should be noted that approximately half of this additional loss is associated with non-cash debenture debt discount, net of the change in fair value of the derivative liability.

Liquidity and Capital Resources

Financing History and Immediate, Short-Term Capital Needs

Until May 2016, we had financed our business since the change in our corporate direction in January 2012 primarily through private placements of common stock. Since January 2012 through the end of fiscal 2016, we had conducted several rounds of financing in which we raised total “seed” capital in the amount of $2,723,750 resulting in the issuance of 19,657,501 shares of our common stock. Moreover, from time to time, our officers and directors have advanced short-term funds. All of these advances have been repaid out of the proceeds from the Debenture Financing.

Beginning in May 2016 and since then, we have completed a series of placements of our Debentures. The Debentures were issued pursuant to a Securities Agreement. Pursuant to the Securities Agreement, we have sold through June 1, 2017 the following securities pursuant to the Debenture Financing:

*	Debentures having an aggregate original principal amount of $5,437,500, and

*	warrants (the “Warrants”) to purchase up to a maximum of 17,625,000 shares (prior to any required adjustment) of our common stock (singly a “Common Share” and collectively the “Common Shares”) at an initial per-share exercise price of $0.20.

The first closing of the Debenture placement involved the issuance to a single investor (the “Original Investor”) of a Debenture having an original principal amount of $3,500,000. Subsequent to this first closing, we have conducted four additional closings of additional Debenture issuances to the Original Investor or an additional investor (the “New Investor”) or both. The Original Investor has received all of the Warrants heretofore issued.

The proceeds from the Debenture placements have generally been used to fund the Nike 3D Seismic Survey, the interpretation of it, and the payment of Company’s expenses associated with it. Some of these proceeds have been used for the payment of our and the Debenture holders’ costs of the transaction (including legal fees), general and administrative expenses, the retirement of all of our theretofore outstanding indebtedness (including all amounts owed to Liberty for is allowing us to be issued the License in place of Liberty and all amounts owed on loans made by management) and the acquisition of a 2.9% royalty interest relating to and burdening the Prospect. In addition to the preceding, a significant portion of the proceeds from the issuance of Debentures to the New Investor have been effectively used to pay amounts that became owing to Rincon Energy, LLC (“Rincon”) pursuant to a consulting agreement among Rincon, the New Investor, us and our subsidiary, as the New Investor became entitled to its Debentures as it paid such amounts to Rincon. Moreover, pursuant to the Securities Agreement as amended, the New Investor has the right but not the obligation to acquire additional Debentures having an aggregate original principal amount of $762,500. For more information about these matters and other matters pertaining to the Debenture Financing, see the section captioned “Item 1. Business - Debenture Financing” above.

As of February 28, 2017, we had cash of approximately $534,000, we had drawn $5,000 in funds against our bank credit card, and we had positive working capital of about $80,000. As of June 5, 2017, we had the US dollar equivalent of approximately $356,000 of uncommitted cash on hand.

We believe that the cash on hand will be sufficient to finance all of our general and administrative expenses through September 30, 2017, although we have no assurance of this. However, this amount of cash is insufficient to allow us to fulfill our work commitment obligations in a timely manner, and our plan for financing these obligations is discussed below. We intend to finance all of our general and administrative expenses in a couple of ways beyond available cash. First, we are undertaking a private placement of our common shares to raise up to $2.0 million in additional funds. Second, the New Investor holds options to purchase additional Debentures having an aggregate original amount of $762,500. Thus far, the New Investor has always exercised its options before their expired. If we are successful in raising $2.0 million in the private placement and the New Investor exercises all its options, we believe that the related net proceeds will be sufficient to finance our general and administrative operations through September 30, 2020, although we have no assurance of this. Moreover, we have no assurances that we will be successful in raising any additional funds for this purpose. Furthermore, as previously stated, the funds from the private placement and the issuance of the Debentures optioned in favor of the New Investor will not be sufficient to help satisfy our work commitments for future years in any meaningful way.

Long-Term Capital Needs

The five-year work commitment relating to the License imposes certain obligations on us. In management’s view, the geotechnical work completed in year one of the work commitment and the Nike 3D Seismic Survey are sufficient to satisfy the requirement for the first two License years. We filed our reports and deposited certain work materials as required by the South Australian government. Going forward, we will need funds to meet the seismic data and well drilling work obligations of License years three, four and five. Working capital will also be needed to satisfy our general and administrative expenses. Between July 2017 and the end of April 2020, we will require approximately $20 million in additional capital to continue operations and satisfy the obligations for the remainder of our work commitment. If the all of the proceeds described in the preceding section regarding the private placement and additional sale of Debentures optioned to the New Investor are raised and the Original Investor exercises its options to invest an additional $20.0 million in us, we will have the anticipated capital needed to meet the remaining work commitments specified in the License and to fund our operations. However, we have no assurance that our estimates will be sufficiently accurate. Beyond fulfilling our work commitment, we will need to raise a significant amount of funds to develop the Prospect. We have no assurances that any or all of these required additional funds would be raised in the manner expected or in any other manner.

If we are successful with the early wells, we will continue with a full development plan, the scope of which is now uncertain but will be based on technical analysis of acquired seismic data collected and/or reprocessed, field drilling and log reports. However, all of the preceding plans are subject to the availability of sufficient funding and the procurement of all governmental approvals. We do not now have sufficient available funds to undertake these tasks, and will need to raise additional funds as described above or procure a joint venture partner. The failure to raise additional funds or procure a joint venture partner will preclude us from pursuing our business plan, as well as exposing us to the loss of the License, as discussed below. Moreover, if our business plan proceeds as just described, but our first wells do not prove to hold producible reserves, we could be forced to cease our exploration efforts on the Prospect.

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

Our capital strategy for most of our fiscal 2015 and fiscal 2016 or so has been to try to engage in a single major capital raising transaction to provide sufficient funds to satisfy our capital needs for a number of years to come. While did not completely abandon this strategy, we shifted our emphasis in an effort to try to engage in one or more smaller capital raising transactions to provide sufficient funds to satisfy our capital needs through the end of fiscal 2017 and beyond. Beginning in May 2016 and since then, we have completed a series of placements of our Debentures having an aggregate original principal amount of $5,587,500. The proceeds from these sales were sufficient to finance the Nike 3D Seismic Survey (which fulfilled our second-year License work commitment), provide working capital, retire all of our theretofore-outstanding indebtedness (including all amounts owed to Liberty and on loans made by management), and acquire a 2.9% royalty interest relating to and burdening the Prospect. Our plan for financing our general and administrative expenses is described in the section captioned “Financing History and Immediate, Short-Term Capital Needs” above. Our plan for financing our work commitment is described in the following paragraph.

The Original Investor of our first Debenture has options to purchase additional Debentures having an aggregate original principal amount of up to $20.0 million and featuring an initial conversion price of $0.20 for each Common Share acquired upon conversion. These options may be exercised in two tranches, each involving $10.0 million of Debentures. For more information about these options, see “Item 1. Business - Debenture Financing - Other Material Terms and Provisions of the Securities Agreement.” Presently, our primary targeted source for funds to finance our work commitment is this option arrangement. Once our interpretation and analysis of the Nike 3D Seismic Survey is completed, we intend to present the results of it to the Original Investor, and needed capital will be sought pursuant to the foregoing option arrangement. There can be no assurance that we will be successful in securing the optioned funding, or avoiding the materially adverse effects resulting from a failure to do so. If the Original Investor does not elect to provide required financing or if the Original Investor exercises the first $10.0 million tranche of the option arrangement but not the second $10.0 million tranche, we still need to complete an alternative major capital raising transaction to continue moving our business plan forward. While alternative investors continue to express an interest in investing in us, currently have not entered into any agreement in principle much less a binding agreement with any of them. If the Original Investor does not fully exercise its options and we are unable to readily procure an adequate alternative investment, our strategy would be to try to try to continue to suspend and extend the License until adequate funds are obtained. We have no assurance that we will be able to do this. One shift in our strategy over the past fiscal years is that we are no longer pursuing one or more joint venture partners as a primary objective. We could resume this as part of our primary objective if our ability to complete a major capital raising transaction is delayed. We have no assurance that we will secure a joint venture partner. Moreover, any joint venture arrangement would need to be approved by each Debenture holder.

Beyond fulfilling our work commitment, in the future we will need significant additional funds to undertake the development of the Prospect, and we will need to raise these funds to do this beyond those already discussed above. We have no assurance that we will be able to raise these significant additional funds or any other funds for any other purpose.

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

Consequences of a Financing Failure

If required financing is not available on acceptable terms, we could be prevented from satisfying our work commitment obligations or developing the Prospect to the point that we are able to repay the Debentures, which become due in May 2021. Our failure to satisfy our work commitment obligations could result in the eventual loss of the License and the total loss of our assets and properties. Our failure to pay timely the Debentures could result in the eventual exercise of the rights of a secured creditor and the possible partial or total loss of our assets and properties. Our failure to honor our work commitment could result in our loss of the Prospect. Our failure to procure required financing on acceptable terms could prevent us from developing the Prospect. If any of the preceding events were to occur, we could be forced to cease our business plan altogether, which could result in a complete loss of stockholders’ equity. If we do not obtain additional financing through an equity or debt offering, we may be constrained to attempt to sell all or some portion of the Prospect under unfavorable circumstances and at an undesirable price. However, we cannot assure anyone that we will be able to find interested buyers or that the funds received from any such partial sale would be adequate to fund our activities. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities.

Known Trends

Management believes that it has discerned the following trends relevant to us:

*	In 2016, global oil production grew to 97 million barrels a day, 0.2% higher than the previous year. OPEC crude and natural gas liquids production increased considerably for the second year in a row, up 3.1 per cent over the year to 39.3 million barrels a day. Lower production from China’s maturing oil fields, and decreasing US production due to financial pressures, resulted in non-OPEC production dropping 1.3 per cent in 2016.

*	Production growth is projected to flatten, reaching around 103.3 million barrels a day in 2022. This slower production growth is expected to occur as the rate of new projects and expansions drops—an outcome of field decline and lower capital expenditure in previous years.

*	Initial results for the first two months of 2017 show OPEC production to be 320 thousand barrels a day lower than the same period in 2016. Lower production indicates that member countries are abiding to the agreed 1.8 million barrels a day reduction, which is the first time production has been lowered in two years. Production rates are expected to decline further, as countries —particularly Russia —phase in agreed restrictions over the first two quarters of 2017.

*	In 2017, higher production is expected from Brazil, Canada and the US, as stronger oil prices entice production back to the market and long-term projects come online.

*	In the last quarter of 2016, Australia’s crude oil and condensate production was 287 thousand barrels a day, down 5.3 per cent year-on-year. Lower rates of crude oil production are expected to continue, as resource depletion weighs on production.

*	Australia’s petroleum exploration expenditures decreased in the December quarter, down 30 per cent year-on-year to $335 million. Low exploration expenditure is expected to contribute to stagnant production growth going forward. As a result of lower production, Australia’s last quarter of 2016 exports decreased by 8.3 per cent year-on-year, to 248 thousand barrels a day.

*	Production of crude oil and condensate is expected to decrease slightly in 2016–17, due to continued field decline and lower last quarter of 2016 production.

*	Further out, crude oil production in Australia is expected to steadily decrease; however, this will be outweighed by higher condensate output related to new LNG projects. Provided the new Gorgon, Prelude and Ichthys projects come online within current projected timeframes, production is forecast to peak at 410 thousand barrels a day in 2019–20, with some decrease expected thereafter.

*	Australia’s export volumes are expected to reflect production changes: in 2018–19, exports are forecast to reach 320 thousand barrels a day, as condensate production ramps up. Exports are projected to decrease, reaching 266 thousand barrels per day by 2021–2022.

*	Positive price expectations have resulted in higher export earnings forecast over the next two years. Export earnings are forecast to increase to $8.2 billion in 2017–18 and $8.8 billion in 2018–19 (2016–17 dollar terms).

(Sources: BREE - Resources and Energy Quarterly – March 2017)

Off-Balance Sheet Arrangements

During the year ended February 28, 2017, we had no off-balance sheet arrangements.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of February 28, 2017 based on the criteria set forth in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

In performing the assessment, management noted the following:

*	We lack an independent audit committee.
*	The staffing and supervision within our bookkeeping operations prevents us from segregating duties within our internal control system.
*	We have an insufficient number of independent directors.

Our management believes that the preceding factors raise a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and that it should therefore be considered a material weakness in our internal control over financial reporting. Because of this material weakness, our management believes that as of February 28, 2017, our company's internal controls over financial reporting were not effective. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses, although we intend to add additional independent directors as soon as we find qualified persons willing to serve as such. We will not be able to remediate some of these material weaknesses until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10 K for the year ended February 28, 2017, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Changes in Internal Controls over Financial Reporting

During the fourth fiscal quarter of 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

*	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
*	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and
*	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2017. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of February 28, 2017.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year related to the preparation of management's report on internal controls over financial reporting required for this Annual Report on Form 10-K, management concluded that we had a material weakness in our control environment and financial reporting process due to the lack of segregation of accounting duties due to the small number of staff employed by us.

We do not believe the material weakness described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended February 28, 2017. However, management believes that the lack of segregation of accounting duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described above. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We have retained an outside accountant to prepare our financial statements and ensure that we have properly captured and classified transaction. We plan to retain additional accounting personnel when funding is available.

We believe the remediation measures described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

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

Current Management

Our directors and executive officers are as follows:

Name	Age	Positions
Keith D. Spickelmier	55	Chairman of the Board
Keith J. McKenzie	53	Director & Chief Executive Officer
Michael D. Dahlke	68	President and Chief Operating Officer
William E. Begley	62	Director, Chief Financial Officer & Treasurer

The following is the background of current directors and executive officers of ours:

Keith D. Spickelmier - Mr. Spickelmier has been a Director and our Chairman of the Board since May 2012. He is the Executive Chairman of Sintana Energy Inc. (SNN: TSX-V), a public company with oil and gas operations in South America. He was a founding partner of Northbrook Energy LLC, which subsequently completed a business combination with Sintana Energy (previously Drift Lake Resources). He was the founder and Chairman of Westside Energy a Company he grew from a start up in May 2002 to US $200 million sale in 2008. Prior to joining Westside Energy, he was a partner with the law firm Verner, Liipfert, Bernhard, McPherson and Hand. From April 2001 through July 2003, Mr. Spickelmier was of counsel with the law firm Haynes and Boone, LLP. Mr. Spickelmier holds a B.A. from the University of Nebraska at Kearney and a J.D. from the University of Houston.

Keith J. McKenzie - Mr. McKenzie has been a Director of ours and our Chief Executive Officer since January 2012. He has over 28 years of experience working with public companies in the Industrial and Resource sectors. Over the past 18 years in the Oil & Gas sector, Mr. McKenzie has been engaged in various executive, finance, start up, and consulting capacities. He was the CEO of Star Oil Company a private start up oil and gas exploration and production company he founded in September 2009 to acquire oil and gas resources in the United States. In 2004, he was a founding principal and later served as the Chief Operating Officer of Paxton Energy, Inc., with responsibility for the company’s development and operations at the Cooke Ranch project located in La Salle County, Texas. Mr. McKenzie has consulted to numerous public and private Oil & Gas, Mining and industrial companies with both domestic and international operations.

William E. Begley - Mr. Begley has been our Chief Financial Officer and Treasurer since January 2012. He has been a Director of ours since May 2012. Mr. Begley has more than 30 years of energy industry and finance experience, and began his career with British Petroleum (BP). He has also held senior positions in energy banking including Solomon, Inc. and was recently President of Stone & Webster Management Consulting, specializing in the design and development of major energy projects. As a leading energy advisor in Australia, Mr. Begley was instrumental in the development of the liberalized natural gas markets in Australia and Victoria specifically, with Gas & Fuel Victoria, and in the development of VENCorp, the natural gas trading and scheduling exchange in Australia. Mr. Begley also has a strong background in leading major capital energy projects including LNG, Methanol, and related petro chemical and gas monetization projects, which will complement ongoing Company initiatives. In addition, he has also been involved in over $100 billion in energy related mergers and acquisitions, initially with Solomon, Inc. and more recently on an independent basis through WEBGruppe GmbH. Mr. Begley recently served as Chief Financial Officer and Treasurer for Magellan Petroleum Corporation. His graduate JD/MBA studies are in international business and energy law. Mr. Begley graduated in 1976 with a B.A. from St. Michaels’ College in Vermont.

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

Committees and Director Selection

Until the change in our business focus in January 2012, we had been a “shell company” as defined in the Rule 405 of the Securities Act of 1933, as amended, and Rule 12b 2 of the Securities Exchange Act of 1934, as amended. As a result, we did not need and did not implement extensive corporate governance procedures. Our new management intends to adopt such procedures in due course whenever funds are available therefor.

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

Our full Board of Directors now serves as our audit committee, which consists of our three directors. Our Board of Directors has determined that each of Keith D. Spickelmier and William E. Begley qualifies as an “audit committee financial expert,” as such term is defined by rules of the U.S. Securities and Exchange Commission. Neither of Messrs. Spickelmier or Begley is “independent,” as is discussed below.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the U.S. Securities and Exchange Commission and furnish us with copies of all such Section 16(a) forms. To the best of our knowledge based solely on information available to us, no person required to file such reports failed to file any such reports or filed any such reports late, except that DEC Funding LLC, and Steven Webster were late in filing a single joint Form 4 respecting a debenture convertible initially into 1,250,000 shares of our common stock and a warrant exercisable initially into 750,000 shares of our common stock.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The table set forth below contains certain information as of June 7, 2017 concerning the beneficial ownership of common stock (i) by each person who is known by us to own beneficially more than 5% of the outstanding common stock; (ii) by each director and executive officer; and (iii) by all directors and executive officers as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of June 7, 2017 are treated as outstanding only for determination of the number and percent owned by such group or person. The address for all persons listed in the table is One Riverway Drive, Suite 1700, Houston, Texas 77056.

	Beneficial Ownership (1)
Name of Beneficial Owner	Number	Percent
5% stockholders:
DEC Funding LLC (2)	149,255,164	51.30%
Steven Webster (3)	151,855,164	52.20%

Directors and executive officers:
Keith D. Spickelmier	48,300,000	34.09%
Keith J. McKenzie	36,505,460	25.77%
William E. Begley	10,607,106	7.49%
Michael D. Dahlke	2,451,616	1.73%
All directors and executive officers as a group (four persons)	97,864,182	69.08%

(1)	Includes shares beneficially owned pursuant to options, warrants and convertible securities exercisable or convertible within 60 days.
(2)	Includes 31,630,164 shares that may be acquired upon the conversion of currently outstanding debentures and the Payment In Kind (PIK) interest earned thereupon, 17,625,000 shares that may be acquired upon the exercise of currently exercisable warrants and 100,000,000 shares that would be acquired from exercising the option to acquire $20,000,000 in additional debentures. Steven Webster is a manager of DEC Funding LLC (“DECF”). In such capacity, Mr. Webster has shared voting and shared dispositive power of the shares included in the table, and as a result, he may be deemed to beneficially own these shares. Consequently, all of these shares are also included in the table for Mr. Webster. The address for DECF is 1000 Louisiana Street, Suite 3700, Houston, Texas 77002. The information contained in this footnote is based on information contained in certain filings made by DECF with the U.S. Securities and Exchange Commission.
(3)	Includes 2,600,000 shares held directly with respect to which Mr. Webster has sole voting and sole dispositive power. Also includes the 149,255,164 included in the table for DECF because (as a manager of DECF) Mr. Webster may be deemed to beneficially own these shares. The address for Mr. Webster is 1000 Louisiana Street, Suite 3700, Houston, Texas 77002. The information contained in this footnote is based on information contained in certain filings made by Mr. Webster with the U.S. Securities and Exchange Commission.

Potential Change of Control

For information about a situation whereby a change of control of our company could occur in the future, see “Item 1 Business - Debenture Financing - Potential Change in Control Situation.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

Loans from management. We have from time to time relied on loans from members of our management to pay our expenditures. These loans are each evidenced by demand notes, which are non-interest bearing. The following table gives further information about amounts of loans made during our fiscal 2016 and fiscal 2017, and amounts that were repaid curing our fiscal 2017:

Lender	Amount Loaned During Fiscal 2016	Amount Loaned During Fiscal 2017	Amount Repaid During Fiscal 2017(1)
Keith D. Spickelmier	$29,000	$13,700	$105,300
William Begley	$24,353	$1,800	$33,153
EMTEECO Holdings Ltd(2)	$-0-	$-0-	$17,000

(1)	Includes amounts loaned prior to fiscal 2016
(2)	This entity is controlled by Mark S. Thompson, our corporate secretary, which is not an executive officer position.

All of the amounts reflected in the table above and other amounts loaned to us prior to fiscal 2016 by (or otherwise owed by us to) management were repaid during our fiscal 2017 out of the proceeds from our Debenture financing, except that $50,000 of the outstanding balanced owed to Mr. Spickelmier was paid to him during March 2015.

Related Party Transactions Policies

We have not adopted any policies and procedures for the review, approval, or ratification of any related party transactions. Our new management intends to adopt such procedures in due course whenever funds are available therefor.

Independence of Directors

Nasdaq Marketplace Rule 4200(a)(15) sets forth the standards regarding director independence for companies with securities included for trading in the NASDAQ Stock Market (the “NASDAQ”). Although our securities are not included for trading in the NASDAQ, we use the standards set forth in Rule 4200(a)(15) for determining whether or not each of our directors is “independent.” We have determined that, as of the date of this Annual Report, none of our directors is “independent” in accordance with the Rule 4200(a)(15) independence standards.

Item 14. Principal Accountant Fees and Services

Our independent auditor during fiscal 2017 and fiscal 2016 were, respectively, GBH CPAs, PC and MaloneBailey, LLP. During fiscal 2017 and fiscal 2016, the aggregate fees that we paid to our independent auditors for professional services were as follows:

	Year Ended
	Last Day of February
	2017	2016
Audit Fees (1)	$28,100	$21,300
Audit-Related Fees	N/A	N/A
Tax Fees	N/A	N/A
All Other Fees	N/A	N/A

(1)	Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-Q.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	First Amended and Restated Articles of Incorporation are incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on May 11, 2012, Exhibit 3.1.
3.2	By-laws are incorporated herein by reference to our Registration Statement on Form S-1 (SEC File No. 333-152324) filed with the SEC on July 14, 2008, Exhibit 3.2.
4.1	Specimen stock certificate is incorporated herein by reference to Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on May 11, 2012, Exhibit 3.2.
10.1	Novation Deed dated May 15, 2012 by and between Liberty Petroleum Corporation and Registrant in respect of Option to Purchase and Sale and Purchase Agreement dated January 31, 2012 is incorporated herein by reference to our Annual Report on Form 10-K for fiscal 2012 (SEC File No. 000-53520) filed with the SEC on June 12, 2012 Exhibit 10.7
10.2	Deed (Pursuant to Section 31 of the Native Title Act 1993) among (a) Honorable Tom Koutstantonis, Minister for Mineral Resources and Energy, for and on behalf of the State of South Australia, (b) Discovery Energy SA Ltd, (c) Edward Lander, Rhonda Gepp-Kennedy, one signatory whose name was withheld for cultural reasons, Sylvia Stuart, Irene Kemp and David Mungerannie, for and on behalf of the Dieri Native Title Holders, and (d) the Dieri Aboriginal Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on September 7, 2012, Exhibit 10.1
10.3	Securities Purchase Agreement dated May 27, 2016 between us and DEC FUNDING LLC (“Original Investor”) is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.01
10.4	Form of Debenture dated May 27, 2016 and executed by us in favor of Original is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.02
10.5	Form of Warrant Agreement dated May 27, 2016 and executed by us in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.03
10.6	Security Agreement dated May 27, 2016 and executed by us in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.04
10.7	Australian Specific Security Agreement (Shares) dated May 27, 2016 and executed by us in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.05
10.8	Australian General Security Agreement dated May 27, 2016 and executed by Discovery Energy SA Limited in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.06
10.9	Australian Deed of Guarantee and Indemnity dated May 27, 2016 and executed by Discovery Energy SA Limited in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.07
10.10	Registration Rights Agreement dated May 27, 2016 and executed by us in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.08
10.11	First Amendment to Securities Purchase Agreement among us, Original Investor and Texican Energy Corporation (“New Investor”) is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.01
10.12	Form of Debenture executed by us in favor of Original Investor and the New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.02
10.13	Form of Warrant Agreement dated August 16, 2016 and executed by us in favor of Original Investor and the New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.03
10.14	Australian Specific Security Agreement (Shares) dated August 16, 2016 and executed by us in favor of Original Investor and the New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.04
10.15	Australian Security Agreement dated August 16, 2016 and executed by us in favor of Original Investor and the New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.05
10.16	Australian Deed of Guarantee and Indemnity dated August 16, 2016 and executed by Discovery Energy SA Limited in favor of New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.06

10.17	Form of Debenture executed by us in favor of New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on January 5, 2017, Exhibit 10.01
10.18	Second Amendment to Securities Purchase Agreement among us, Original Investor and New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on February 17, 2017, Exhibit 10.01
10.19	Seismic Services Agreement between Discovery Energy SA Pty Ltd and Terrex Pty Ltd. is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on July 21, 2016, Exhibit 10.01
14.1	Code of Ethics is incorporated herein by reference to our Registration Statement on Form S-1 (SEC File No. 333-152324) filed with the SEC on July 14, 2008, Exhibit 14.1.
21.1	Subsidiaries – filed herewith.
31.01	Sarbanes Oxley Section 302 Certifications - filed herewith.
31.02	Sarbanes Oxley Section 302 Certifications - filed herewith.
32.01	Sarbanes Oxley Section 906 Certifications - filed herewith.
99.1	Our 2012 Equity Incentive Plan (filed as Exhibit 4.1 to our Registration Statement on Form S-8 (SEC File No. 333-183025) filed August 2, 2012).
101.INS	XBRL Instance Document – filed herewith.
101.SCH	XBRL Taxonomy Extension Schema – filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase – filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase – filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase – filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase – filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Discovery Energy Corp.

Houston, Texas

We have audited the accompanying consolidated balance sheet of Discovery Energy Corp. as of February 28, 2017 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended February 28, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Discovery Energy Corp. as of February 28, 2017 and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations and has negative operating cash flow, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com
Houston, Texas
June 12, 2017

F- 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Discovery Energy Corp.

Houston, Texas

We have audited the accompanying consolidated balance sheet of Discovery Energy Corp. and its subsidiary (collectively, the “Company”) as of February 29, 2016, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Discovery Energy Corp. and its subsidiary as of February 29, 2016 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE BAILEY LLP

www.malone-bailey.com
Houston, Texas
June 14, 2016

F- 2

Item 1. Financial Statements.

Discovery Energy Corp.

Consolidated Balance Sheets

	February 28,	February 29,
	2017	2016
Assets
Current Assets
Cash	$533,749	$15,895
Prepaid expenses	18,783	17,059
Tax receivable	8,359	-
Total Current Assets	560,891	32,954
Oil and gas property – not subject to amortization (successful efforts method)	2,621,415	2,421,415
Other assets	38,440	-
Total Assets	$3,220,746	$2,454,369

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$336,859	$97,277
Accounts payable - related parties	139,948	123,508
Other liabilities	4,396	13,623
Promissory notes - related parties	-	139,953
Promissory notes	-	542,294
Total Current Liabilities	481,203	916,655

Derivative liabilities	8,221,135	-
Convertible debentures payable, net of debt discount of $4,680,580 and $0, respectively	556,920	-

Total Liabilities	9,259,258	916,655

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock - 500,000,000 shares authorized, $0.001 par value – 141,665,396 and 140,189,501 shares issued and outstanding as of February 28, 2017 and February 29, 2016, respectively	141,665	140,189
Additional paid-in capital	4,246,650	3,952,947
Accumulated other comprehensive loss	(89,010)	(11,830)
Accumulated deficit	(10,337,817)	(2,543,592)

Total Stockholders' Equity (Deficit)	(6,038,512)	1,537,714
Total Liabilities and Stockholders' Equity (Deficit)	$3,220,746	$2,454,369

The accompanying notes are an integral part of these consolidated financial statements.

F- 3

Discovery Energy Corp.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended February 28, 2017 and February 29, 2016

	Year Ended	Year Ended
	February 28,	February 29,
	2017	2016
Operating Expenses
General and administrative	$226,035	$67,386
Exploration costs	3,172,442	61,993
Professional fees	327,168	98,832
Rent	10,318	12,992
Travel	96,495	40,000
Total operating expenses	3,832,458	281,203

Other (Income) Expenses
Gain on conversion of debt	(57,545)	-
Interest expense	6,013,747	21,457
Change in fair value of derivative liabilities	(1,987,177)	-
Miscellaneous income	(3,659)	(52)
(Gain) loss of foreign currency transactions	(3,599)	(18,327)

Other (income) expenses	3,961,767	3,078

Net loss	$(7,794,225)	$(284,281)

Net loss per common share – basic and diluted	$(0.06)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	140,446,842	139,983,353

Comprehensive Income (Loss)
Net loss	(7,794,225)	(284,281)
Other comprehensive loss - loss on foreign currency translation	(77,180)	(5,146)
Total comprehensive loss	$(7,871,405)	$(289,427)

The accompanying notes are an integral part of these consolidated financial statements.

F- 4

Discovery Energy Corp.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the years ended February 28, 2017 and February 29, 2016

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Number	Par Value	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance, February 28, 2015	139,239,500	$139,239	$3,633,897	$(2,259,311)	$(6,684)	$1,507,141
Capital stock issued for cash	950,001	950	319,050	-	-	320,000
Net loss for the year	-	-	-	(284,281)	-	(284,281)
Comprehensive income (loss) for the year	-	-	-	-	(5,146)	(5,146)
Balance, February 29, 2016	140,189,501	$140,189	$3,952,947	$(2,543,592)	$(11,830)	$1,537,714
Capital stock issued for cash	325,000	325	64,675	-	-	65,000
Capital stock issued upon conversion of notes payable	1,150,895	1,151	229,028	-	-	230,179
Net loss for the year	-	-	-	(7,794,225)	-	(7,794,225)
Comprehensive income (loss) for the year	-	-	-	-	(77,180)	(77,180)
Balance, February 28, 2017	141,665,396	$141,665	$4,246,650	$(10,337,817)	$(89,010)	$(6,038,512)

The accompanying notes are an integral part of these consolidated financial statements.

F- 5

Discovery Energy Corp.

Consolidated Statements of Cash Flows

For the Years Ended February 28, 2017 and February 29, 2016

	Year Ended	Year Ended
	February 28, 2017	February 29, 2016
Cash flows from operating activities
Net loss	$(7,794,225)	$(284,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	507,006	-
Change in fair value of derivative liabilities	(1,987,177)	-
Interest expense related to derivative liabilities in excess of debt	5,245,923	-
Gain on conversion of debt to equity	(57,545)	-
Foreign currency transaction (gain) loss	(3,599)	(18,327)
Changes in assets and liabilities:
GST receivable	8,700	-
Prepaid expenses	(18,783)	(883)
Accounts payable and accrued liabilities	54,187	18,111
Accounts payable – related party	16,440	(10,791)
Net cash used in operating activities	(4,029,073)	(296,171)

Cash flows from investing activities
Cash paid for oil and gas property bond	(38,440)
Cash paid for royalty interest	(200,000)	-
Net cash flows used in investing activities	(238,440)	-

Cash flows from financing activities
Proceeds from notes payable - related party	6,400	60,353
Repayments on promissory notes - related party	(146,353)	(64,000)
Repayments on notes payable	(300,000)	-
Proceeds from issuance of convertible debentures	5,237,500	-
Proceeds from issuance of common stock	65,000	320,000
Net cash flows provided by financing activities	4,862,547	316,353

Effect of foreign currency translation on cash	(77,180)	(5,146)

Change in cash during the year	517,854	15,036

Cash beginning of the year	15,895	859

Cash end of the year	$533,749	$15,895

Supplemental disclosures
Interest paid	$12,635	$-
Income taxes paid	$-	$-

Noncash investing and financing activities
Debt discount on convertible debentures	$225,197	$-
Derivative liabilities debt discount	$10,208,312	$-
Interest payable converted to principal on outstanding promissory notes	$45,430	$-
Shares issued for conversion of notes payable	$230,179	$-

The accompanying notes are an integral part of these consolidated financial statements.

F- 6

Discovery Energy Corp.

Notes to the Consolidated Financial Statements

1.	Nature of Operations

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

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation.

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

Net Loss Per Share

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

For the years ended February 28, 2017 and February 29, 2016, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

	Year Ended	Year Ended
Common Shares Issuable for:	February 28, 2017	February 29, 2016

Convertible debt	34,253,931	-
Stock warrants	17,625,000	-
	51,878,931	-

Comprehensive Loss

FASB accounting standard for “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of February 28, 2017, the Company has recognized Currency translation adjustments as a component of comprehensive loss.

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

F- 7

Long-lived Assets

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

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes. The Company uses the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides a valuation allowance for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is not more likely than not.

The Company accounts for uncertain income tax positions by recognizing in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on examination by taxation authorities, based on the technical merits of the position.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated, using the exchange rate prevailing at the balance sheet date. Non-monetary assets are translated at historical exchange rates, and revenue and expense items at the average rate of exchange prevailing during the period. Differences resulting from translation are presented in equity as Accumulated Other Comprehensive Income. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

F- 8

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the embedded derivate associated with the convertible note payable and warrant are accounted for as liabilities during the term of the related note payable and warrant.

Recent Accounting Pronouncements

In accordance with ASU 2014-15, the Company has addressed the Going Concern issue above in detail and in the following footnote. The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant effect on its financial statements.

3.	Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, the successful development of the Prospect or one or more alternative oil and gas properties, and the attainment of profitable operations. As of February 28, 2017, the Company has not generated any revenues and has an accumulated loss of $10,337,817 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern from the filing date of these financial statements. The accompanying financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In May 2016, we secured $3.5 million in funding through a convertible debenture sale. In August 2016, we secured an additional $450,000 in funding by that sale of two additional convertible debentures, one in the original principal amount of $200,000 acquired by the original purchaser, DEC Funding LLC (the “Original Investor”), of the first $3.5 million Debenture and one in the original principal amount of $250,000 acquired by a new purchaser (the “New Investor”). The New Investor had an obligation to acquire additional debentures (the “Rincon-Related Debentures”) not to exceed in the aggregate the lesser of $150,000 or those amounts that are paid to Rincon Energy, LLC pursuant to a geophysical consulting agreement among the Company, the New Purchaser, Rincon Energy, LLC and the Company’s subsidiary.

In December 2016, two additional convertible debentures were issued to the New Investor, one in the original principal amount of $150,000 for amounts paid to Rincon Energy, LLC and one in the original principal amount of $137,500.

In February 2017, an additional $1 million in funding was secured through sale of a debenture to the Original Investor.

The New Investor also has the right but not the obligation to acquire additional Debentures (“Additional Debentures”) through September 30, 2018, provided that a cap is imposed on the aggregate principal amount of Additional Debentures that may be acquired (the “Principal Cap”). The Principal Cap is initially the difference between $1,250,000 minus the aggregate principal amount of any Rincon-Related Debentures purchased by the New Purchaser. Starting January 1, 2017, the Principal Cap will be reduced further by the aggregate principal amount of any Additional Debentures acquired or (if greater) specified dollar amounts that increase over time. The Conversion Price for Additional Debentures issued prior to January 31, 2017 was $0.16 per share, while the Conversion Price for Additional Debentures issued after that date will be $0.20 per share.

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

On June 22, 2016, the Company lifted the February 2016 License suspension in preparation for a 3D seismic survey (the “Nike 3D Seismic Survey”) that was comprised of approximately 179 square kilometers on the southwest portion of the Prospect. After archeological and environmental reviews of the survey area, fieldwork by the seismic contractor began on July 26, 2016, but had to be halted due to weather conditions at the beginning of September. Even though only security personnel remained in the survey area, the Nike 3D Seismic Survey was considered an active project. As a result, License year-2 ran to the 365th day on October 5, 2016. The work crew returned thirteen days later and completed the Nike 3D Seismic Survey on October 30, 2016. The License was suspended again on November 1, 2016. The impact of this sequence of events is that the Company has 339 days to complete the year-3 work set out below, since the current License suspension expired on May 24, 2017.

F- 9

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

As of February 28, 2017 and February 29, 2016, the Company owed $139,948 and $123,508, respectively, to certain Company directors for reimbursement of expenses paid on behalf of the Company.

In addition, as of February 28, 2017 and February 29, 2016, the Company owed $0 and $139,953, respectively, for promissory notes issued to various related parties.

During the fiscal year ended February 29, 2016, the Company entered into a series of notes with its two of its directors. These transactions are summarized in the table below and are further described in Note 6.

Director	No. of Transactions	Transaction Type & Dates	Total Transaction Amount

Keith Spickelmier	1	Company payment of 3 prior notes; 3/31/15	$(50,000)
Keith Spickelmier	4	Additional notes; 11/20/15, 8/12/15, 12/2 & 4/16	$29,000
William E. Begley	2	Company payment of 3 prior notes; 6/9/15 & 7/3/15	$(14,000)
William E. Begley	7	Additional notes; 3/9/15, 1/19/16, 12/16/15, 1/15/16, 1/19/16, 2/3 & 4/16	$31,353

6.	Promissory Notes

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

On December 29, 2016, the Company made a payment to Liberty in the amount of $50,000 and two days later (December 31, 2016) the Company issued 1,150,895 shares of the Company’s common stock as payment for $287,724 of principal.

On February 21, 2017, the Company made a payment to Liberty in the amount of $61,907 that repaid the remaining $50,000 in principal and $11,907 in accrued interest.

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

F- 10

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

On September 1, 2016, the Company repaid eight unsecured corporate demand notes to Keith Spickelmier, a related party, totaling $77,600. The original notes repaid were dated March 31, 2014, May 5, 2014, July 16, 2014, September 29, 2014, December 18, 2014, January 29, 2015, November 20, 2015, and January 15, 2016 for $25,000, $3,100, $10,000, $16,000, $6,000, $2,500, $10,000 and $5,000 respectively.

On November 28, 2016, the Company repaid two unsecured corporate demand notes to Keith Spickelmier, a related party, totaling $14,000. The original notes repaid were dated February 2, 2016 and February 4, 2016, and each had a principal amount of $7,000.

On December 7, 2016, the Company repaid an unsecured corporate demand note to Keith Spickelmier, a related party, in the principal amount of $4,600. The original note was dated May 10, 2016.

On February 15, 2017, the Company repaid an unsecured corporate demand note to Mark S. Thompson/EMTEECO Holdings with a principal amount of $17,000.

On February 16, 2017, the Company repaid seven unsecured corporate demand notes to William Begley, a related party, totaling $29,153. The original notes repaid were dated August 11, 2015, December 16, 2016, January 15, 2016, January 19, 2016, February 3, 2016, February 4, 2016, and April 20, 2016 for $3,000, $5,353, $1,500, $3,500, $4,000, $10,000 and $1,800, respectively.

7.	Convertible Debentures Payable

On May 27, 2016, pursuant to a securities purchase agreement (the “Agreement”), the Company sold a $3.5 million senior secured convertible debenture (singly a “Debenture” and collectively with any similar securities issued in the future, the “Debentures”, with the Debenture issued on May 27, 2016 being referred to as the “Initial Debenture”) to DEC Funding LLC (the “Original Investor”). The Debenture is due on May 27, 2021 and bears interest at 8% per annum. The use of these proceeds was limited to the payment of our and the Original Investor’s costs of the transaction (including legal fees), the funding of our 3D seismic survey with respect to our Prospect and the interpretation of such seismic survey, and the payment of our expenses associated with the seismic survey. The remainder of these proceeds was used for general and administrative expenses with the Original Investor’s consent. The conversion price for the Debentures is $0.16, subject to certain adjustments that are believed to be customary in transactions of this nature. The Initial Debenture is secured by virtually all of the Company’s assets owned directly or indirectly but for the License. As discussed elsewhere herein, the Company has sold, and may in the future sell, additional senior secured convertible debenture having the same terms and security as the Debenture.

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

In conjunction with the Amendment, the Company recorded debt discount of $449,999, which includes legal costs of $35,699.

Effective December 30, 2016, the Company sold a Debenture due May 27, 2021 having an original principal amount of $287,500. This Debenture was sold to the New Investor. Of the $287,500 original principal amount this Debenture, $150,000 represents amounts that the New Investor was obligated to purchase related to amounts paid to Rincon Energy, LLC pursuant to a consulting agreement among it, the New Investor and the Company.

In conjunction with this issuance, the Company recorded debt discount of $228,089.

Effective February 15, 2017, the Company sold two additional Debentures. One of these Debentures with an original principal amount of $1,000,000 was sold to Original Investor with a due date of May 27, 2021 and bearing interest of 8% per annum. This new Debenture features an initial conversion price of $0.16 for each Company common share acquired upon conversion. Warrants to purchase up to a maximum of 3,750,000 Common Shares at $0.20 were also included in this transaction.

In conjunction with the issuance, the Company recorded debt discount of $1,009,498, which includes legal costs of $9,498.

The second of the two Debentures was sold to the New Investor with an original purchase amount of $150,000, a due date of May 27, 2021 and an initial conversion price of $0.16. It also bears interest of 8% per annum. The purchase price will be remitted in monthly installments of at least $30,000 beginning February 2017, provided that the New Investor will be deemed to have satisfied such installments for all amounts that the New Investor pays to Rincon Energy, LLC pursuant to the supplemental consulting agreement. As of February 28, 2017 no installments had been paid pending the receipt of the Rincon February invoice by New Investor.

With the completion of the fourth round of Debenture placements, the Company has issued Debentures having an aggregate original principal amount of $5,237,500, and warrants to purchase 17,625,000 of the Company’s common shares, which would result in proceeds to the Company of $3,525,000 if all such warrants were exercised.

The Company recognized $507,006 in discount amortization during the twelve months ended February 28, 2017. There was no debt discount amortization recognized by the Company during the twelve months ended February 29, 2016.

F- 11

8.	Derivative Liabilities

The debentures and related warrants issued by the Company contain a price-reset provision (the “Reset Provision”) that gives rise to a derivative liability. The Company has measured its derivative liability at fair value and recognized the derivative value as a current liability and recorded the derivative value on its consolidated balance sheet. The derivative is valued primarily using a binomial latticed-based model based on observable inputs that are supported by little to no market activity. The Level 1 input is the stock price on the valuation date. The Level 2 inputs are the interest rate and expected volatility. There are no Level 3 inputs. These inputs represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3. Changes in the fair values of the derivative are recognized as earnings or losses in the current period in other (income) expense on the consolidated statement of operations and other comprehensive loss.

The fair values of derivative liability related to the Reset Provision contained within the debentures as of May 27, 2016, and as of February 28, 2017, were estimated on the transaction dates and balance sheet dates under the following assumptions:

	May 27, 2016	Issuances / changes	February 28, 2017
Shares of common stock issuable upon exercise of debt	21,875,000	12,005,521	33,880,521
Estimated market value of common stock on measurement date	$0.26	$(0.01)	$0.25
Exercise price	$0.16	$-	$0.16
Risk free interest rate	1.37%	0.36% - 0.39%	1.73% - 1.76%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	306.96%	(229.20)% - (231.50)%	75.46% - 77.76%
Expected exercise term in years	4.992	0.00	4.24

The fair values of derivative liability related to the Reset Provision contained within the warrants as of May 27, 2016, the date of issuance, and as of February 28, 2017, were estimated on the transaction dates and balance sheet dates under the following assumptions:

	May 27, 2016	Issuances / changes	February 28, 2017
Shares of common stock issuable upon exercise of warrant	13,125,000	4,500,000	17,625,000
Estimated market value of common stock on measurement date	$0.26	$(0.01)	$0.25
Exercise price	$0.20	$-	$0.20
Risk free interest rate	1.37%	(0.09)% - (0.10)%	1.28% - 1.47%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	306.96%	(224.64)% - (220.13)%	82.32% - 86.83%
Expected exercise term in years	2.992	0.00	2.24 to 2.96

The changes in fair values of the derivative liabilities related to the debentures and warrants for the twelve months ended February 28, 2017 are summarized as follows:

Fair value of derivative liabilities at February 29, 2016	$-
Fair value of derivative liabilities on issuance date	10,208,312
Conversion of derivative liabilities	-
Change in fair value of derivative liabilities	(1,987,177)
Fair value of derivative liabilities at February 28, 2017	$8,221,135

The Company recognized a net gain on the change in fair value of derivative liabilities of $1,987,177 during the twelve months ended February 28, 2017. There was no change in fair value of derivative liabilities recognized by the Company during the twelve months ended February 29, 2016.

F- 12

9.	Income Taxes

The significant components of deferred income tax assets at February 28, 2017 and February 29, 2016 are as follows:

	February 28, 2017	February 29, 2016
Deferred Tax Asset
Capitalized Geological/Geophysical	$112,305	$18,728
Debt Discount	(1,523,874)	-
Federal Net Operating Loss	1,002,989	713,027
Less: Valuation Allowance	408,580	(731,755)
Net Deferred Tax Asset	$-	$-

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

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended February 28, 2017 and February 29, 2016. An NOL carryforward of $2,949,968 has accumulated as of February 28, 2017 with portions beginning to expire in 2032.

10.	Stockholders’ Equity (Deficit)

As of February 28, 2017 and February 29, 2016, the Company had 141,665,396 and 140,189,501 shares of its common stock issued and outstanding, respectively.

On June 15, 2015, the board of directors approved a private placement of up to 3,000,000 Common Shares at a price of $0.50 per share.

During fiscal year 2016, the Company issued 950,001 shares of common stock to several private investors in exchange for gross proceeds of $320,000 at prices per share ranging from $0.20 to $0.60 per share pursuant to the Company’s private placement.

During fiscal year 2017, the Company issued 325,000 shares of common stock to several private investors in exchange for gross proceeds of $65,000 at a price of $0.20 per share pursuant to the Company’s private placement.

On December 31, 2016, the Company issued 1,150,895 shares of the Company’s common stock with a grant date fair value of $230,179 to settle $287,724 of outstanding promissory notes. As a result, the Company recognized a gain on conversion of debt of $57,545 on the statement of operations as of February 28, 2017.

Warrants

During the year ended February 28, 2017, the Company issued 17,625,000 warrants to purchase shares of the Company’s common stock as a part of the convertible debentures described above in Note 7. These warrants contain a price-reset provision described above in Note 8.

A summary of the activity in the Company’s warrants during the year ended February 28, 2017 is presented below:

	Number of Warrants	Weighted Average Exercise Price

Outstanding and exercisable at February 29, 2016	-	$0.00
Issued	17,625,000	$0.20
Outstanding and exercisable at February 28, 2017	17,625,000	$0.20

The intrinsic value of warrants outstanding at February 28, 2017 was $881,250.

11.	Subsequent Events

On March 31, 2017, the Company sold a Senior Secured Convertible Debenture due May 27, 2021 with an original principal amount of $200,000 to the New Investor.  This new Debenture bears an interest rate of 8% per annum and a conversion price of $0.20 per Common Share.

F- 13

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY ENERGY CORP.
By:	/s/ Keith J. McKenzie
Keith J. McKenzie
Chief Executive Officer
Date: June 12, 2017

In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Keith J. McKenzie
Keith J. McKenzie
Director, Chief Executive Officer
(Principal executive officer)
Date: June 12, 2017

/s/ Keith D. Spickelmier
Keith D. Spickelmier
Director
Date: June 12, 2017

/s/ William E. Begley
William E. Begley
Director, Chief Financial Officer (Principal financial and accounting officer)
Date: June 12, 2017