Form 10-Q
period 2017-05-31
Discovery Energy Corp.
filed 2017-07-18
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

713-840-6495

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 141,665,396 as of July 14, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp.

Consolidated Balance Sheets

(Unaudited)

	May 31,	February 28,
	2017	2017
Assets
Current Assets
Cash	$354,340	$533,749
Prepaid expenses	36,612	18,783
Tax receivable	3,353	8,359
Total Current Assets	394,305	560,891
Oil and gas property – not subject to amortization (successful efforts method)	2,621,415	2,621,415
Other assets	37,250	38,440
Total Assets	$3,052,970	$3,220,746

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$547,712	$336,859
Accounts payable – related parties, net	86,937	139,948
Other liabilities	5,559	4,396
Total Current Liabilities	640,208	481,203
Derivative liabilities	14,910,783	8,221,135
Convertible debentures payable, net of debt discount of $4,639,744 and $4,680,580, respectively	797,757	556,920

Total Liabilities	16,348,748	9,259,258

Commitments and Contingencies

Stockholders' (Deficit)
Preferred stock – 10,000,000 shares authorized, zero issued and outstanding	-	-

Common stock – 500,000,000 shares authorized, $0.001 par value – 141,665,396 and 141,665,396 shares issued and outstanding, respectively	141,665	141,665

Additional paid-in capital	4,246,650	4,246,650
Accumulated other comprehensive loss	(5,082)	(89,010)
Accumulated deficit	(17,679,011)	(10,337,817)

Total Stockholders' Equity (Deficit)	(13,295,778)	(6,038,512)

Total Liabilities and Stockholders' Equity (Deficit)	$3,052,970	$3,220,746

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended May 31, 2017 and 2016

(Unaudited)

	Three	Three
	Months Ended	Months Ended
	May 31,	May 31,
	2017	2016
Operating Expenses
General and administrative	$136,159	$27,589
Exploration costs	177,181	10,524
Professional fees	131,841	30,982
Rent	3,025	2,542
Travel	51,928	283
Total operating expenses	500,134	71,920
Operating loss	(500,134)	(71,920)

Other (Income) Expenses
Interest expense	544,977	16,449
Change in fair value of derivative liabilities	6,299,288	4,517,081
Miscellaneous income	(996)	(52)
(Gain) loss of foreign currency transactions	(2,209)	349

Other (income) expenses	6,841,060	4,533,827

Net loss	$(7,341,194)	$(4,605,747)

Net loss per common share – basic and diluted	$(0.05)	$(0.03)

Weighted average number of common shares outstanding – basic and diluted	141,665,396	140,089,501

Comprehensive Income (Loss)
Net loss	(7,341,194)	(4,605,747)
Other comprehensive income – gain on foreign currency translation	83,928	15,779
Total comprehensive loss	$(7,257,266)	$(4,589,968)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Cash Flows

For the Three Months Ended May 31, 2017 and 2016

(Unaudited)

	Three Months Ended	Three Months Ended
	May 31, 2017	May 31, 2016
Cash flows used in operating activities
Net loss	$(7,341,194)	$(4,605,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	240,836	7,667
Change in fair value of derivative liabilities	6,299,288	4,517,081
Interest expense related to derivative liabilities in excess of debt	190,360	-
Foreign currency transaction (gain) loss	(2,209)	349
Changes in operating assets and liabilities:
Accounts receivable	5,006	1,784
Prepaid expenses	(17,829)	5,353
Accounts payable and accrued liabilities	215,417	10,098
Accounts payable – related party	(53,012)	27,643
Net cash used in operating activities	(463,337)	(35,772)

Cash flows from financing activities
Proceeds from borrowings notes payable – related party	-	6,400
Proceeds from issuance of convertible debentures	200,000	3,500,000
Net cash flows provided by financing activities	200,000	3,506,400

Effect of foreign currency translation on cash	83,928	15,780

Change in cash during the period	(179,409)	3,486,408

Cash beginning of the period	533,749	15,895

Cash end of the period	$354,340	$3,502,303

Supplemental disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash investing and financing activities
Debt discount on convertible debentures	$-	$180,000
Derivative liability	$390,360	$3,320,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Notes to the Unaudited Consolidated Financial Statements

1.	Nature of Operations and Basis of Presentation

The principal business of Discovery Energy, Inc. (the “Company”) is the exploration and development of the 584,651 gross acres (the “Prospect”) in the State of South Australia covered by Petroleum Exploration License (PEL) 512 (the “License”). The Prospect involves a 100% working interest in the preceding acreage, which overlies portions of the Cooper and Eromanga basins. The Company has not presently determined whether the Prospect contains any crude oil and/or natural gas reserves that are economically recoverable. While the Company’s present focus is on the Prospect, the Company may consider the acquisition of other attractive oil and gas properties.

In May 2012, the Company incorporated a wholly-owned Australian subsidiary, Discovery Energy SA Ltd. (the “Subsidiary”) for purposes of acquiring the License. On May 25, 2016, the Subsidiary changed its status from a public company to a private company (as those forms of entities are provided under applicable Australian law) and accordingly changed its name to Discovery Energy SA Pty Ltd.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s February 28, 2017 Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended February 28, 2017, as reported on Form 10-K, have been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated upon consolidation.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period financial statements presentation.

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

Net Loss Per Share

Basic Earnings Per Share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period would be used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

For the quarter ended May 31, 2017 and the year ended February 28, 2017, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

	Quarter Ended	Year Ended
Common Shares Issuable for:	May 31, 2017	February 28, 2017

Convertible debt	35,960,276	34,253,931
Stock warrants	17,625,000	17,625,000
	53,585,276	51,878,931

Comprehensive Loss

Financial Accounting Standards Board (“FASB”) accounting standard for “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As of May 31, 2017, the Company has recognized Currency translation adjustments as a component of comprehensive loss.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of acquisition to be cash equivalents.

Oil and Gas Property and Exploration Costs

The Company is in the exploration stage and has not yet realized any revenue from its planned operations. It is primarily engaged in the ongoing exploration and development of the Prospect and the extraction of crude oil and/or natural gas located there under. The Company applies the successful efforts method of accounting for oil and gas properties. Under this method, exploration costs such as exploratory geological and geophysical costs, delay rentals and exploratory overhead are expensed as incurred. Costs to acquire mineral interests in crude oil and natural gas properties, drill and equip exploratory wells that find proved reserves, and drill and equip development wells are capitalized. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated. Capitalized costs of producing crude oil and natural gas properties, along with support equipment and facilities, are amortized to expense by the unit-of-production method based on proved crude oil and natural gas reserves on a field-by-field basis, as estimated by qualified petroleum engineers.

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

Fair Value of Financial Instruments and Derivative Financial Instruments

The carrying amounts of cash, receivables, accounts payable and accrued liabilities, and shareholder loan approximate their fair values because of the short maturity of these items. Certain fair values estimates may be subject to and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price, or interest rate market risks.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets are translated at historical exchange rates, and revenue and expense items at the average rate of exchange prevailing during the period. Differences resulting from translation are presented in equity as Accumulated Other Comprehensive Income. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Derivative Liabilities

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the embedded derivatives associated with the convertible debenture payable and warrant are accounted for as liabilities during the term of the related note payable and warrant.

Recent Accounting Pronouncements

In accordance with ASU 2014-15, the Company has addressed the going concern issue in the following footnote. The Company dose not expect the adoption of any other recently issued accounting pronouncements to have a significant effect on its financial statements.

3.	Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity and/or debt financing to continue operations, the successful development of the Prospect or one or more alternative oil and gas properties, and the attainment of profitable operations. As of May 31, 2017, the Company has not generated any revenues and has an accumulated loss of $17,679,011 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern from the filing date of these financial statements. The accompanying financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In May 2016, the Company secured $3.5 million in funding through a convertible debenture sale. In August 2016, the Company secured an additional $450,000 in funding by the sale of two additional convertible debentures, one in the original principal amount of $200,000 acquired by the original purchaser, DEC Funding LLC (the “Original Investor”), of the first $3.5 million Debenture and one in the original principal amount of $250,000 acquired by Texican Energy, a new purchaser (the “New Investor”). The New Investor had an obligation to acquire additional debentures (the “Rincon-Related Debentures”) not to exceed in the aggregate the lesser of $150,000 or those amounts that are paid to Rincon Energy, LLC pursuant to a geophysical consulting agreement among the Company, the New Purchaser, Rincon Energy, LLC and the Company’s subsidiary.

In December 2016, two additional convertible debentures were issued to the New Investor, one in the original principal amount of $150,000 for amounts paid to Rincon Energy, LLC and one in the original principal amount of $137,500.

In February 2017, an additional $1 million in funding was secured through the sale of a debenture to the Original Investor.

On March 31, 2017, the Company sold a Senior Secured Convertible debenture due May 27, 2021 with an original principal amount of $200,000 to the New Investor.  This new Debenture bears an interest rate of 8% per annum and a conversion price of $0.20 per Common Share.

The New Investor also has the right, but not the obligation, to acquire additional debentures (“Additional Debentures”) through September 30, 2018, provided that a cap is imposed on the aggregate principal amount of Additional Debentures that may be acquired (the “Principal Cap”). The Principal Cap is initially the difference between $1,250,000 and the aggregate principal amount of any Rincon-Related Debentures purchased by the New Purchaser. Starting January 1, 2017, the Principal Cap will be reduced further by the aggregate principal amount of any Additional Debentures acquired or (if greater) specified dollar amounts that increase over time. The Conversion Price for Additional Debentures issued prior to January 31, 2017 was $0.16 per share, while the Conversion Price for Additional Debentures issued after that date will be $0.20 per share.

The Original Investor of the first Debenture has options to purchase additional Debentures having an aggregate original principal amount of up to $20.0 million and featuring an initial conversion price of $0.20 for each Common Share acquired upon conversion. These options may be exercised in two tranches, each involving $10.0 million of Debentures.

4.	Oil and Gas Properties

On May 19, 2014, the Company received notice from the Government of South Australia that it had issued certain modifications to the License and suspended the License for a period of six months. Such a suspension functions like an extension. Under the amended License, the Company will be required to drill 7 exploratory wells rather than 12, as originally required. These required wells must be drilled in years 3, 4, and 5 (2, 2, and 3 wells, respectively). The amount of required 2D seismic was also reduced to 100 kilometers (in year 3) from 250 kilometers (in year 2) but the total 3D seismic work guarantee increased to 500 square kilometers from 400 square kilometers. However, the 3D seismic survey requirement is spread over years 2, 3 and 4 (100, 200 and 200 sq. km. respectively). Subsequent to this modification and suspension, the Company received two additional six-month suspensions, one in February 2015 and one in July 2015, and a one-year suspension in February 2016.

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

As of May 31, 2017 and February 28, 2017, the Company owed $86,937 and $139,948, respectively, to certain Company directors for reimbursement of expenses paid on behalf of the Company.

6.	Promissory Notes

Two promissory notes were issued on October 26, 2012 to Liberty Petroleum Corporation (“Liberty”) upon delivery of the License with an aggregate principal amount of $650,000. The original terms of the note were:

(i)	One note in the original principal amount of $500,000 was originally due on April 26, 2013.

(ii)	The other note in the original principal amount of $150,000 was originally due on July 26, 2013.

(iii)	Both notes accrued interest at a floating rate equal to the one-month term LIBOR rate, plus an additional 3%. No interest was accrued as of May 31, 2017, and February 28, 2017.

These promissory notes had undergone a number of amendments, including extensions of the due dates. On September 26, 2013, these promissory notes were combined into a single consolidation promissory note (the “Consolidated Note”) in the original principal amount of $542,294, as some of the principal had been reduced and some interest had accrued. This note plus all accrued interest were paid off as of February 28, 2017.

On April 20, 2016, the Company entered into an unsecured corporate demand note with William E. Begley, a related party, in the amount of $1,800. Repayment of the note occurred on February 16, 2017.

On May 13, 2016, the Company entered into an unsecured corporate demand note with Keith Spickelmier, a related party, in the amount of $4,600. Repayment of the note occurred on December 7, 2016.

7.	Convertible Debentures Payable

On May 27, 2016, pursuant to a securities purchase agreement, the Company sold a $3.5 million senior secured convertible debenture (singly a “Debenture” and collectively with any similar securities issued in the future, the “Debentures”, with the Debenture issued on May 27, 2016 being referred to as the “Initial Debenture”) to DEC Funding LLC (the “Original Investor”). The Debenture is due on May 27, 2021 and bears interest at 8% per annum. The use of these proceeds was limited to the payment of the Company’s and the Original Investor’s costs of the transaction (including legal fees), the funding of the 3D seismic survey with respect to the Prospect and the interpretation of such seismic survey, and the payment of expenses associated with the seismic survey. The remainder of these proceeds was used for general and administrative, expenses with the Original Investor’s consent. The conversion price for the Debentures is $0.16, subject to certain adjustments that are believed to be customary in transactions of this nature. The Initial Debenture is secured by virtually all of the Company’s assets owned directly or indirectly but for the License. As discussed elsewhere herein, the Company has sold, and may in the future sell, additional senior secured convertible debenture having the same terms and security as the Debenture.

Among other provisions, the Initial Debenture sale transaction included warrants to purchase 13,125,000 shares of the Company’s common stock (singly a “Common Share” and collectively the “Common Shares”) at $0.20. These warrants have a three-year term. Further information regarding the details of this transaction is found in a Form 8-K filed with the Securities and Exchange Commission on June 3, 2016. The Company incurred legal and professional fees in the amount of $180,000 related to the sale transaction.

The Company also recorded a debt discount in the amount of $3,320,000 related to the conversion feature associated with this debenture.

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

On August 16, 2016, the Company entered into a first amendment to the agreement that the Company entered into on May 27, 2016 with the Original Investor.

The parties to the amendment include the Company, the Original Investor and Texican Energy, a new investor (the “New Investor”). In connection with the amendment, the parties to the amendment also entered into related documentation.

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

In conjunction with this issuance, the Company recorded a debt discount of $228,089.

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

The second of the two Debentures was sold to the New Investor with an original purchase amount of $150,000, a due date of May 27, 2021 and an initial conversion price of $0.16. It also bears interest at a rate of 8% per annum. The purchase price will be remitted in monthly installments of at least $30,000 beginning February 2017, provided that the New Investor will be deemed to have satisfied such installments for all amounts that the New Investor pays to Rincon Energy, LLC pursuant to the supplemental consulting agreement. As of May 31, 2017 no installments had been paid pending the receipt of the Rincon February invoice by New Investor.

Effective March 31, 2017, a Debenture with an original principal amount of $200,000 was sold to the New Investor with a due date of May 27, 2021 and bearing interest at 8% per annum. The debenture features an initial conversion price of $0.20 for each Company common share acquired upon conversion.

In conjunction with the issuance, the Company recorded debt discount of $200,000.

With the completion of the fifth round of Debenture placements, the Company has issued Debentures having an aggregate original principal amount of $5,437,500, and warrants to purchase 17,625,000 of the Company’s common shares, which would result in proceeds to the Company of $3,525,000 if all such warrants were exercised.

The Company recognized $240,836 and $7,667 in debt discount amortization related to all of the debentures during the three months ended May 31, 2017 and May 31, 2016.

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

The fair values of derivative liability related to the Reset Provision contained within the debentures as of February 28, 2017, and as of May 31, 2017, were estimated on the transaction dates and balance sheet dates under the following assumptions:

	February 28, 2017	Issuances	May 31, 2017
Shares of common stock issuable upon exercise of debt	33,880,521	2,080,205	35,960,726
Estimated market value of common stock on measurement date	$0.25	$0.51	$0.39
Exercise price	$0.16	$0.20	$0.16-0.20
Risk free interest rate	1.73-1.76%	1.61%	1.59-1.61%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	75.46-77.76%	78.60%	78.60-81.11%
Expected exercise term in years	4.24	4.16	3.99

The fair values of derivative liability related to the Reset Provision contained within the warrants as of February 28, 2017 and as of May 31, 2017, were estimated on the transaction dates and balance sheet dates under the following assumptions:

	February 28, 2017	May 31, 2017
Shares of common stock issuable upon exercise of warrant	17,625,000	17,625,000
Estimated market value of common stock on measurement date	$0.25	$0.39
Exercise price	$0.20	$0.20
Risk free interest rate	1.28-1.47%	1.28-1.39%
Expected dividend yield	0.00%	0.00%
Expected volatility	82.32-86.83%	81.58-91.35%
Expected exercise term in years	2.24 to 2.96	1.99 to 2.71

The changes in fair values of the derivative liabilities related to the debentures and warrants for the three months ended May 31, 2017 are summarized as follows:

Fair value of derivative liabilities at February 28, 2017	$8,221,135
Fair value of derivative liabilities on issuance date	390,360
Conversion of derivative liabilities	-
Change in fair value of derivative liabilities	6,299,288
Fair value of derivative liabilities at May 31, 2017	$14,910,783

The Company recognized a net loss on the change in fair value of derivative liabilities of $6,299,288 during the three months ended May 31, 2017 and $4,517,081 during the three months ended May 31, 2016.

9.	Stockholders’ Equity (Deficit)

As of both May 31, 2017 and February 28, 2017, the Company had 141,665,396 shares of its common stock issued and outstanding.

Warrants

During the fiscal year ended February 28, 2017, the Company issued 17,625,000 warrants to purchase shares of the Company’s common stock as a part of the convertible debentures described above in Note 7. These warrants contain a price-reset provision described above in Note 7.

A summary of the activity in the Company’s warrants during the three months ended May 31, 2017 is presented below:

	Number of Warrants	Weighted Average Exercise Price

Outstanding and exercisable at February 28, 2017	17,625,000	$0.20
Issued	-	$0.00
Outstanding and exercisable at May 31, 2017	17,625,000	$0.20

The intrinsic value of warrants outstanding at May 31, 2017 was $3,348,750.

10.	Subsequent Event

On July 5, 2017, the Company issued two Senior Secured Convertible Debentures due May 27, 2021 with original principal amounts of $150,000 and $137,500 to the New Investor.  These new debentures bear an interest rate of 8% per annum and conversion prices of $0.16 and $0.20 per common share, respectively.

Item 2. Management’s Discussion and Analysis.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Company’s other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

General

Discovery Energy Corp., (“Discovery” or the “Company”) was incorporated under the laws of the state of Nevada on May 24, 2006 under the name "Santos Resource Corp." Discovery’s current business plan is to explore for and produce oil and gas from a tract of land (the “Prospect”) covered by Petroleum Exploration License (PEL) 512 (the “License”) in the State of South Australia. The Company adopted this business plan near its fiscal 2012 year end, after having previously abandoned its initial business plan involving mining claims in Quebec, Canada and after it had been dormant from a business perspective for a period of time. In connection with the adoption of the current business plan, it had a change in control, a change in its management, a change in its corporate name, and a change of its status from a “shell” company, as that term is defined in Rule 405 of the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.

Recently, the Company has made significant progress in executing on its business plan. This occurred after several years of slow progress, due in a large part to the significant decline in crude oil prices that began in June 2014. Significant milestones achieved include the following:

*	The completion of major debt financings (the “Debenture Financings”).

*	The completion of a 3D seismic survey covering approximately 179 square kilometers section of the southwest portion of the Prospect (the “Nike 3D Seismic Survey”).

*	The retirement of all of historic indebtedness, including all amounts owed to Liberty Petroleum Corporation (“Liberty”) and all amounts owed on loans made by management.

*	The acquisition of 2.9% of the 18% royalty interest that previously burdened the Prospect, thereby lowering the royalty interest to 15.1%.

These milestones were achieved despite a challenging worldwide decrease in the price of oil. The quoted price for Brent (benchmark for future sales from the Prospect) has recovered from its January 2016 low of US$27 per barrel and averaged about $52.50 per barrel during the three months ended May 31, 2017. Price weakened in the latter part of June 2017 and averaged around $48.00 per barrel during the first 7 business days of July 2017.

The Nike 3D Seismic Survey was conducted by Terrex Pty Ltd. (“Terrex”) on the Prospect’s South Block. Terrex completed the 3D seismic fieldwork on October 30, 2016. For Terrex’s services, the Company paid a “turnkey price” of approximately AU$3,057,000 (approximately US$2,379,000 based on the average exchange rate actually received on US$ funds advanced to pay Terrex). After the completion of the Nike 3D Seismic Survey, the Company suspended the License on its own initiative to preserve the end date for the third year of its work commitment and beyond. Subsequent to completion of the Nike 3D Seismic Survey fieldwork, the data gathered was delivered to a geophysical processor in Dallas, Texas. Through a series of technical steps, the raw data was converted to analytical quality information and delivered to its geophysical advisor just prior to the end of 2016. Interpretation of the processed data included advanced technical analysis by specialized consultants. The ongoing work has developed an inventory or more than 30 leads judged to be potential areas of crude oil accumulations. These initial opportune locations were prioritized and the results were presented to a potential source of significant capital to fund an initial drilling program. This source is referred to below as the “Original Investor,” and the capital will be sought pursuant to an option arrangement that the Company has with the Original Investor and that is described in the section captioned “Liquidity and Capital Resources - Major Financing Efforts and Other Sources of Capital” below. If the Original Investor does not elect to provide financing, an alternative major capital raising transaction to continue moving its business plan forward will be necessary. In the interim, efforts are ongoing to raise comparably smaller additional capital to cover ongoing general and administrative expenses. No assurance can be provided that the Company will be able to raise any required funds. One shift in strategy over the past fiscal year is that Discovery is no longer pursuing one or more joint venture partners as a primary objective. The Company could resume this pursuit as part of its primary objective if the ability to complete a major capital raising transaction is delayed.

In the remainder of this Report, Australian dollar amounts are prefaced by “AU$” while United States dollar amounts are prefaced simply by “$” or (when used in close proximity to Australian dollar amounts) by “US$.” When United States dollar amounts are given as equivalents of Australian dollar amounts, such United States dollar amounts are approximations only and not exact figures. During the three months ended May 31, 2017 exchange rates have varied from a low of US$1.00/AU$1.2974 to a high of US$1.00/AU$1.3602. Over the year ended February 28, 2017, exchange rates ranged from a low of US$1.00/AU$1.2801 to a high of US$1.00/AU$1.4021.

Plan of Operation

General

Discovery intends to engage primarily in the exploration and development of oil and gas on the Prospect in an effort to develop oil and gas reserves. Its principal products will be crude oil and natural gas. The Company’s development strategy will be directed in the multi-pay target areas of South Australia, with a principal focus on the prolific Cooper/Eromanga Basin, towards initiating and rapidly expanding production rates and proving up significant reserves primarily through exploratory drilling. Discovery’s mission is to generate superior returns for its shareholders by working with industry partners, suppliers and the local community to build a focused exploration and production company with strong development assets in the crude oil and natural gas energy sector.

In the right circumstances, Discovery might assume the entire risk of the drilling and development of the Prospect. More likely, it will determine that the drilling and development of the Prospect can be more effectively pursued by inviting industry participants to share the risk and the reward of the Prospect by financing some or all of the costs of drilling wells. Such arrangements are frequently referred to as "farm-outs." In such cases, the Company may retain a carried working interest or a reversionary interest, and could be required to finance all or a portion of its proportional interest in the Prospect. Although this approach will reduce the potential return should the drilling operations prove successful, it will also reduce the Company’s risk exposure and financial commitment to a particular prospect. Prospective participants regarding possible "farm-out" arrangements have already indicated interest in committing financial and other resources to the exploration effort.

There can be no assurance that exploratory and production activities will be successful. The oil and gas business involves numerous risks, the principal ones of which are discussed in the Company’s 2017 Annual Report on Form 10-K in “Item 1A. Risk Factors - RISKS RELATING TO OUR INDUSTRY.”

Although Discovery’s primary focus is on the exploration and development of the Prospect, information has been exchanged and discussions have been held regarding possible acquisition of, or participation in, other oil and natural gas opportunities. None of these discussions has led to any agreements in principle. Nevertheless, given an attractive opportunity and the Company’s ability to consummate the same, Discovery could acquire one or more additional crude oil and/or natural gas properties, or participate in one or more additional crude oil and/or natural gas opportunities.

Recent Activities

The Company is currently in Year 3 of exploration activities on the Prospect. Extensive geologic and geophysical work has been conducted and the Company is planning exploratory drilling as called for in the License. However, the Company does not have any estimates of oil and gas reserves and consequently, the Company has not reported any reserve estimates to any governmental authority.

The License is subject to a five-year work commitment. The five-year work commitment relating to the License imposes certain financial obligations on the Company. The Company received from the South Australian government three six-month extensions of the work commitment relating to the License, the first in May 2014, the second in February 2015 and the third in July 2015 and a one-year suspension in February 2016.

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

The Nike 3D Seismic Survey completion was reported to the South Australian government on November 24, 2016. In management’s view, the geotechnical work completed in the first and second years was sufficient to satisfy the License work requirements, and the Company’s reports in connection with these activities filed in a timely manner with the South Australian government. The Company has received no comments from the government relating to work described in those reports.

On June 20, 2017 the Company completed its archeological, environmental and operational surveys of the prospective drilling locations identified as a result of the interpretation work associated with the Nike 3D Survey. Initial reports from this Work Area Clearance (WAC) survey identified minor issues that will not materially affect operational planning, well design or estimated costs. Formal reports are expected by the end of July 2017.

Subsequent to completing the WAC, management requested that the government suspend the License for a period of six months to allow sufficient time to finalize drilling plans, complete financing arrangements and contract the services required to drill multiple exploratory well in the southern portion of the License area. This request was submitted July 5, 2017 and is expected to be granted within 30 days.

In view of the activity, modifications, suspensions and pending the requested suspension described above, the remaining work commitments involve the following:

*	Year 3 ending April 27, 2018 - Acquire additional 2D seismic data totaling at least 100 kilometers and acquire 3D seismic data totaling at least 200 square kilometers, and drill two wells.
*	Year 4 ending April 27, 2019 - Acquire additional 3D seismic data totaling at least 200 square kilometers and drill two wells.
*	Year 5 ending April 27, 2020 - Drill three wells.

The costs of the equipment and services that must be obtained to fulfill the work commitment vary based on both local and international demand for such products by others involved in exploration for and production of crude oil and natural gas. Prevailing prices of the equipment and services can be subject to significant fluctuations. Until the significant, and ongoing, oil price decline, which commenced in June 2014, high worldwide energy prices resulted in growing demand for equipment and services, which resulted in steady increasing costs for materials and services. As a result of the significant oil price decline noted above prices for these items have also declined significantly. This resulted in lower than originally estimated costs for the Nike 3D survey. Management will continue to pursue cost containment as it prepares for the next stage of Prospect exploration, which includes seismic acquisitions and drilling of seven commitment wells.

The Company cannot assure anyone that it will find commercially producible amounts of oil and gas. Moreover, at the present time, the Company cannot finance the initial phase of its plan of operation solely through its own current resources.

Therefore, Discovery has undertaken certain financing activities described in “Liquidity and Capital Requirements - Major Financing Efforts and Other Sources of Capital” below. The success of the initial phase of the Company’s plan of operation depends upon the Company’s ability to obtain additional capital to acquire seismic data with respect to the Prospect, and to drill exploratory and developmental wells. The Company cannot assure anyone that it will obtain the necessary capital.

Once the Company is in a position to commence drilling, it intends to engage the services of a third party contractor. Management foresees no unusual difficulties in procuring the services of one or more qualified operators and drillers in connection with the initial phase of its plan of operation, although a considerable increase in drilling activities in the area of the prospect could make it difficult (and perhaps expensive) to procure operating and drilling services. In all circumstances, the operator will be responsible for all regulatory compliance requirements regarding the well, including all necessary permitting. In addition to regulatory compliance, the operator will be responsible for hiring the drilling contractor, geologist and petroleum engineer to make final decisions relative to the zones to be targeted, well design, and bore-hole drilling and logging. Should any of the wells be successful, the operator would thereafter be responsible for completing the well, installing production facilities and interconnecting with gathering or transmission pipelines, if economically appropriate. Management expects that the Company will pay third party operators (i.e. not joint venture partner with the Company) commercially prevailing rates.

The operator will be the caretaker of each well once production has commenced. Additionally, the operator will formulate and deliver to all interest owners an operating agreement establishing each participant's rights and obligations in that particular well based on the location of the well and the ownership. The operator will also be responsible for paying bills related to each well, billing working interest owners for their proportionate expenses in drilling and completing each well, and selling the oil and/or natural gas produced. Unless each interest owner sells its production separately, the operator will collect sale proceeds from oil and/or natural gas purchasers, and, once a division order has been established and confirmed by the interest owners, the operator will distribute proceeds to each interest owner in accordance with its appropriate interest. The operator will not perform these functions when an interest owner sells its production separately, in which case that interest owner will undertake these activities separately. After production commences, the operator will also be responsible for maintaining each well and the wellhead site during the entire term of production or until such time as the operator has been replaced.

The principal oil, natural gas and gas liquids transportation hub for the region of South Australia surrounding the Prospect is located in the vicinity of Moomba. This processing and transportation center is approximately 60 km (36 miles) due east of the Prospect's eastern boundary and about 40 miles from Discovery’s expected initial drill sites. Expected initial drill sites are located about 20 miles from a privately owned terminal for trucking oil to Lycium. The Lycium Hub is also the terminal point for a main Trunk Line with 20,000 barrels per day capacity, which delivers oil to the Moomba Processing Facility. If the operator was unable to enter into a suitable contractual relationship with the owner of the truck terminal in Lycium, arrangements would be made to truck the oil directly to Moomba, where a regional carrier who is required to transport oil produced from the prospect to market via its pipeline system. Large diameter pipelines deliver oil and gas liquids from Moomba south to Port Bonython (Whyalla). Natural gas is also moved south to Adelaide or east to Sydney. A gas transmission pipeline also connects Moomba to Ballera, which is located northeastward in the State of Queensland. From Ballera natural gas can be moved to Brisbane and Gladstone, where a liquefied natural gas (LNG) project is under development. The Moomba treating and transportation facilities and the southward pipelines were developed and are operated by a producer consortium led by Santos Limited.

Management cannot accurately predict the costs of transporting Discovery’s production until after a successful well has been drilled. The cost of installing infrastructure to deliver production from the prospect well sites to Moomba or elsewhere will vary depending upon distance traversed, negotiated handling/treating fees and pipeline tariffs.

Results of Operations

Discovery’s unaudited results of operation for the three-month periods ended May 31, 2017 and 2016 are summarized in the table below:

	Three Months Ended May 31, 2017	Three Months Ended May 31, 2016

Revenue	$-	$-
Operating expenses	500,134	71,920
Other expenses, net	6,841,060	4,533,827
Net loss	$(7,341,194)	$(4,605,747)

Operating expenses for the three-month periods ended May 31, 2017 and 2016 are outlined in the table below:

	Three Months Ended May 31, 2017	Three Months Ended May 31, 2016

General and administrative	$136,159	$27,589
Exploration costs	177,181	10,524
Professional fees	131,841	30,982
Rent	3,025	2,542
Travel	51,928	283
Total operating expenses	$500,134	$71,920

Results of Operations for the Three-Month Periods Ended May 31, 2017 and 2016

Revenues. The Company did not earn any revenues for either the quarter ended May 31, 2017 or the similar period in 2016. Earning revenues are not anticipated until such time as the prospect has commenced commercial production of oil and/or natural gas. As the Company is presently in the exploration stage of its plan, no assurance that commercially exploitable levels of hydrocarbons on the prospect will be discovered, or if such resources are discovered, that the prospect will commence commercial production.

Operating Expenses. Total operating expenses incurred during the quarter ended May 31, 2017 were nearly 595% higher than those incurred during the quarter ended May 31, 2016. The increase of approximately $428,000 reflects substantially greater expenses incurred in all expense categories excluding rent. These results reflect high levels of both exploration and financing activities.

Exploration costs increased during the quarter ended May 31, 2017 about $167,000 compared to the similar period in 2016. This increase is a result of the geophysical and geological interpretation and analysis of the Nike 3D Survey data and efforts to define specific drilling prospects based on that analysis. The reported costs include $70,000 paid to an outside party for specialized geophysical analysis through an arrangement with the Company’s New Investor, which is described elsewhere in this report. A limited amount of exploration activity occurred during the 3 months ended May 31, 2016 due to financial constraints.

Professional fees for the quarter ended May 31, 2017 increased approximately $101,000, or 326% compared to the quarter ended May 31, 2016 due primarily to an increase in services rendered for operations management, legal, and financial reporting activities, including the derivative valuation associated with the Company’s debentures.

Travel expenses of about $52,000 were incurred for the quarter ended May 31, 2017 compared to $283 in the quarter ended May 31, 2016. This difference relates to a change in the timing of the annual APPEA conference and a substantial increase in travel associated with financing activities.

General and administrative expenses were about $109,000 higher during the quarter ended May 31, 2017 compared to the same period last fiscal year. A major component of this difference is the approximately $90,000 change in the valuation of certain Australian assets due to fluctuation in the value of the Australian dollar relative to the US dollar.

Other (Income) Expenses. The increase in net other expense of about $2,300,000 is mostly attributable to the increase of $1,782,207 loss from the change in the valuation of the derivative liability associated with the Debentures plus increased interest expense of $528,528 also associated with the Debentures during the three-month period ended May 31, 2017. These expenses are non-cash. The original Debenture was issued four days before the end of the three-month period ended May 31, 2016.

Net loss. The net loss for the quarter ended May 31, 2017 increased by approximately $2,730,000 as compared to the quarter ended May 31, 2016. Higher operating expenses as discussed above represented about 15% of this increase. Approximately 85% of the increase is attributable to the change in the calculated value of the derivative liability associated with the Company’s debentures. On a per share basis, the Company’s losses for the three-month periods ended May 31, 2017 and May 31, 2016 were approximately $0.05 and $0.03, respectively.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Liquidity and Capital Resources

Financing History and Immediate, Short-Term Capital Needs

From January 2012 through May 2016, Discovery financed its business primarily through private placements of common stock. During that period, the Company conducted several rounds of financing in which it raised total “seed” capital in the amount of $2,723,750 resulting in the issuance of 19,657,501 shares of Discovery’s common stock. Moreover, from time to time, the officers and directors have advanced short-term funds. All of these advances were repaid out of the proceeds from the Debenture Financing.

Beginning in May 2016 a series of placements of the Company’s Debentures was successfully completed. The Debentures were issued pursuant to a Securities Purchase Agreement. Pursuant to the Securities Purchase Agreement, through July 14, 2017 the following securities pursuant to the Debenture Financing were placed:

*	Debentures having an aggregate original principal amount of $5,875,000, and

*	Warrants to purchase up to a maximum of 17,625,000 shares (prior to any required adjustment) of Discovery’s common stock at an initial per-share exercise price of $0.20.

On July 5, 2017, the Company placed the following additional securities:

*	Debentures to the New Investor having original principal amounts of $150,000 and $137,500.

The first closing of the Debenture placement involved the issuance to a single investor (the “Original Investor”) a Debenture having an original principal amount of $3,500,000. Subsequent to this first closing, five additional closings of additional Debenture issuances to the Original Investor or an additional investor (the “New Investor”) or both were conducted. The Original Investor has received all of the Warrants heretofore issued.

The proceeds from the Debenture placements have generally been used to fund the Nike 3D Seismic Survey, the interpretation of it, and the payment of Company’s expenses associated with it. Some of these proceeds have been used for the payment of the Company’s and the Debenture holders’ costs of the transactions (including legal fees), general and administrative expenses, the retirement of all of theretofore outstanding indebtedness (including all amounts owed to Liberty for it allowing the Company to be issued the License in place of Liberty and all amounts owed on loans made by management) and the acquisition of a 2.9% royalty interest relating to and burdening the Prospect. In addition to the preceding, a significant portion of the proceeds from the issuance of Debentures to the New Investor have been effectively used to pay amounts that became owing to Rincon Energy, LLC (“Rincon”) pursuant to a consulting agreement among Rincon, the New Investor, the Company and its subsidiary, as the New Investor became entitled to its Debentures as it paid such amounts to Rincon. Moreover, pursuant to the Securities Purchase Agreement as amended, the New Investor has the right but not the obligation to acquire additional Debentures having an aggregate original principal amount of $625,000.

As of May 31, 2017, the Company had cash of approximately $354,000, had drawn about $5,600 in funds against its bank credit card, and had negative working capital of about $246,000. As of July 12, 2017, the US dollar equivalent of approximately $319,000 of uncommitted cash was on hand.

Management believes that the cash on hand will be sufficient to finance all of the Company’s general and administrative expenses through November 15, 2017, although no assurance of this can be provided. However, this amount of cash is insufficient to allow Discovery to fulfill its work commitment obligations in a timely manner, and a plan for financing these obligations is discussed below. Management intends to finance all of the general and administrative expenses in a couple of ways beyond available cash. First, Management is undertaking a private placement of the Company’s common shares to raise up to $2.0 million in additional funds. Second, the New Investor holds options to purchase additional Debentures having an aggregate original amount of $625,000. Thus far, the New Investor has always exercised its options before their expiration dates. If successful in raising $2.0 million in the private placement and the New Investor exercises all its options, it is estimated that the related net proceeds will be sufficient to finance general and administrative operations through October 31, 2019, no assurance of this can be provided. Moreover, no assurances can be provided of success in raising any additional funds for this purpose. Furthermore, as previously stated, the funds from the private placement and the issuance of the Debentures optioned in favor of the New Investor will not be sufficient to satisfy work commitments for future years in any meaningful way.

Long-Term Capital Needs

The five-year work commitments relating to the License impose certain obligations on Discovery. In management’s view, the geotechnical work completed in year one of the work commitment and the Nike 3D Seismic Survey are sufficient to satisfy the requirement for the first two License years. Reports were filed and certain work materials deposited as required by the South Australian government. Going forward, additional funds will be required to meet the seismic data and well drilling work obligations of License years three, four and five. Working capital will also be needed to satisfy general and administrative expenses. Between July 2017 and the end of October 2020, approximately $23 million in additional capital will be required to continue operations and satisfy the obligations for the remainder of the work commitment. If all of the proceeds described in the preceding section regarding the private placement and additional sale of Debentures optioned to the New Investor are raised and the Original Investor exercises its options described in the following section to invest an additional $20.0 million in Discovery, Discovery will have the anticipated capital needed to meet the remaining work commitments specified in the License and to fund operations. However, no assurance can be provided that estimates will be sufficiently accurate. Beyond fulfilling the work commitment, the Company will need to raise a significant amount of funds to develop the Prospect. No assurances can be provided that any or all of these required additional funds would be raised in the manner expected or in any other manner.

If successful with the early wells, Discovery will continue with a full development plan, the scope of which is now uncertain but will be based on technical analysis of acquired seismic data collected and/or reprocessed, field drilling and log reports. However, all of the preceding plans are subject to the availability of sufficient funding and the procurement of all governmental approvals. The Company does not now have sufficient available funds to undertake these tasks, and will need to procure a joint venture partner or raise additional funds as described above. The failure to procure a joint venture partner or raise additional funds will preclude Discovery from pursuing its business plan, as well as exposing the Company to the loss of the License, as discussed below. Moreover, if the business plan proceeds as just described, but the initial wells do not prove to hold producible reserves, The Company could be forced to cease its initial exploration efforts on the Prospect.

Major Financing Efforts and Other Sources of Capital

Starting in October 2012, the Company has entered into engagement agreements with several financial intermediaries to assist it in completing a major capital raising transaction. None of these engagements resulted in the completion of such a transaction, and the Company is not now bound by any such engagement agreement. The Company is now pursuing its own independent capital raising initiatives, and the Company has several prospects in this regard.

Our capital strategy for most of the Company’s fiscal 2016 and fiscal 2017 or so has been to try to engage in a single major capital raising transaction to provide sufficient funds to satisfy the Company’s capital needs for a number of years to come. While did not completely abandon this strategy, the Company shifted its emphasis in an effort to try to engage in one or more smaller capital raising transactions to provide sufficient funds to satisfy its capital needs through the end of fiscal 2017 and beyond. Beginning in May 2016 and since then, the Company has completed a series of placements of its Debentures having an aggregate original principal amount of $5,875,000. The proceeds from these sales were sufficient to finance the Nike 3D Seismic Survey (which fulfilled the Company’s second-year License work commitment), provide working capital, retire all of the Company’s theretofore-outstanding indebtedness (including all amounts owed to Liberty and on loans made by management), and acquire a 2.9% royalty interest relating to and burdening the Prospect. the Company’s plan for financing its general and administrative expenses is described in the section captioned “Financing History and Immediate, Short-Term Capital Needs” above. The Company’s plan for financing its work commitment is described in the following paragraph.

The Original Investor of the Company’s first Debenture has options to purchase additional Debentures having an aggregate original principal amount of up to $20.0 million and featuring an initial conversion price of $0.20 for each Common Share acquired upon conversion. These options may be exercised in two tranches, each involving $10.0 million of Debentures. Presently, the Company’s primary targeted source for funds to finance its work commitment is this option arrangement. The interpretation and analysis of the Nike 3D Seismic Survey resulted in an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. These initial opportune locations were prioritized and the results were presented to the Original Investor to fund the Company’s initial drilling program. If the Original Investor does not elect to provide required financing or if the Original Investor exercises the first $10.0 million tranche of the option arrangement but not the second $10.0 million tranche, the Company still need to complete an alternative major capital raising transaction to continue moving its business plan forward. While alternative investors continue to express an interest in investing in the Company, currently have not entered into any agreement in principle much less a binding agreement with any of them. If the Original Investor does not fully exercise its options and the Company is unable to readily procure an adequate alternative investment, its strategy would be to try to continue to suspend and extend the License until adequate funds are obtained. The Company has no assurance that it will be able to do this. One shift in the Company’s strategy over the past fiscal years is that the Company is no longer pursuing one or more joint venture partners as a primary objective. The Company could resume this as part of its primary objective if its ability to complete a major capital raising transaction is delayed. The Company has no assurance that it will secure a joint venture partner. Moreover, any joint venture arrangement would need to be approved by each Debenture holder.

Production from successful exploration and drilling efforts would provide the Company with cash flow. The proven reserves associated with production would increase the value of the Company’s rights in the Prospect. This, in turn, should enable the Company to obtain bank financing (after the wells have produced for a period of time to satisfy the related lender). Both of these results would enable the Company to continue with its development activities. Cash flow is a critical factor to the Company’s plan of operation in the long run. Management believes that, if the Company’s plan of operation progresses (and production is realized) as planned, sufficient cash flow and debt financing will be available for purposes of properly pursuing the Company’s plan of operation, although the Company can make no assurances in this regard.

Finally, to conserve on its cash requirements, the Company may try to satisfy some of its obligations by issuing shares of its common stock, which will result in dilution in the percentage ownership interests of its existing stockholders and could result in dilution of the net asset value per share of its existing stockholders.

Consequences of a Financing Failure

If required financing is not available on acceptable terms, Discovery could be prevented from satisfying its work commitment obligations or developing the Prospect to the point that it is able to repay the Debentures, which become due in May 2021. Failure to satisfy work commitment obligations could result in the eventual loss of the License and the total loss of the Company’s assets and properties. Failure to pay timely the Debentures could result in the eventual exercise of the rights of a secured creditor and the possible partial or total loss of the Company’s assets and properties. Failure to honor work commitments could result in the loss of the Prospect. Failure to procure required financing on acceptable terms could prevent the Company from developing the Prospect. If any of the preceding events were to occur, Discovery could be forced to cease its operations, which could result in a complete loss of stockholders’ equity. If additional financing is not obtained through an equity or debt offering, the Company could find it necessary to sell all or some portion of the Prospect under unfavorable circumstances and at an undesirable price. However, no assurance can be provided that the Company will be able to find interested buyers or that the funds received from any such partial sale would be adequate to fund additional activities. Future liquidity will depend upon numerous factors, including the success of Discovery’s exploration and development program, satisfactory achievement of commitment and capital raising activities.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

July 18, 2017

