Form 10-Q
period 2017-08-31
Discovery Energy Corp.
filed 2017-10-16
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 142,915,396 as of October 13, 2017.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp.

Consolidated Balance Sheets

(Unaudited)

	August 31,	February 28,
	2017	2017
Assets
Current Assets
Cash	$228,985	$533,749
Prepaid expenses	14,166	18,783
Tax receivable	5,172	8,359
Total Current Assets	248,323	560,891
Oil and gas property – not subject to amortization (successful efforts method)	2,621,415	2,621,415
Other assets	39,490	38,440
Total Assets	$2,909,228	$3,220,746

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$588,909	$336,859
Accounts payable- related parties, net	74,986	139,948
Other liabilities	647	4,396
Total Current Liabilities	664,542	481,203
Derivative liabilities	6,497,074	8,221,135
Convertible debentures payable, net of debt discount of $4,665,399 and $4,680,580, respectively	1,059,601	556,920

Total Liabilities	8,221,217	9,259,258

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock - 500,000,000 shares authorized, $0.001 par value – 141,665,396 and 141,665,396 shares issued and outstanding, respectively	141,665	141,665
Additional paid-in capital	4,246,650	4,246,650
Accumulated other comprehensive income (loss)	3,563	(89,010)
Accumulated deficit	(9,703,867)	(10,337,817)
Total Stockholders' Deficit	(5,311,989)	(6,038,512)
Total Liabilities and Stockholders' Deficit	$2,909,228	$3,220,746

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three and Six Months Ended August 31, 2017 and 2016

(Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	August 31,	August 31,	August 31,	August 31,
	2017	2016	2017	2016
Operating Expenses
General and administrative	$45,036	$32,046	$181,195	$59,635
Exploration costs	144,981	2,531,704	322,162	2,542,228
Professional fees	127,272	142,728	259,113	173,710
Rent	2,670	2,545	5,695	5,087
Travel	23,328	28,118	75,256	28,401
Total operating expenses	343,287	2,737,141	843,421	2,809,061

Operating loss	(343,287)	(2,737,141)	(843,421)	(2,809,061)

Other Income (Expenses)
Interest expense	(502,819)	(438,426)	(1,047,796)	(4,976,891)
Change in fair value of derivative liabilities	8,819,482	252,049	2,520,194	256,984
Miscellaneous income	505	2,333	1,501	2,385
Gain on foreign currency transactions	1,263	349	3,472	-

Other income (expenses)	8,318,431	(183,695)	1,477,371	(4,717,522)

Net income (loss)	$7,975,144	$(2,920,836)	$633,950	$(7,526,583)

Net income (loss) per common share – basic	$0.06	$(0.02)	$0.00	$(0.05)
Net income (loss) per common share – diluted	$0.05	$(0.02)	$0.00	$(0.05)
Weighted average number of common shares outstanding – basic	141,665,396	140,189,501	141,665,396	140,189,501
Weighted average number of common shares outstanding – diluted	161,826,490	140,189,501	182,394,299	140,189,501

Comprehensive Income (Loss)
Net income (loss)	7,975,144	(2,920,836)	633,950	(7,526,583)
Other comprehensive income – gain (loss) on foreign currency translation	8,645	(70,111)	92,573	(54,332)
Total comprehensive income (loss)	$7,983,789	$(2,990,947)	$726,523	$(7,580,915)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Cash Flows

For the Six Months Ended August 31, 2017 and 2016

(Unaudited)	Six	Six
	Months Ended	Months Ended
	August 31,	August 31,
	2017	2016
Cash flows used in operating activities
Net income (loss )	$633,950	$(7,526,583)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Amortization of debt discount	502,681	154,318
Change in fair value of derivative liabilities	(2,520,194)	(256,984)
Interest expense related to derivative liabilities in excess of debt	308,632	4,735,477
Foreign currency transaction (gain) loss	(3,472)	-
Changes in operating assets and liabilities:
Tax receivable	3,187	(228,595)
Prepaid expenses	4,617	(11,394)
Accounts payable and accrued liabilities	250,724	143,902
Accounts payable – related party, net	(64,962)	13,911
Net cash used in operating activities	(884,837)	(2,975,948)

Cash flows from investing activities
Cash paid for oil and gas property bond	-	(37,570)
Net cash flows used in investing activities	-	(37,570)

Cash flows from financing activities
Proceeds from borrowings notes payable - related party	-	6,400
Repayments of notes payable	-	(100,000)
Proceeds from issuance of convertible debentures	487,500	3,950,000
Net cash flows provided by financing activities	487,500	3,856,400

Effect of foreign currency translation on cash	92,573	(54,332)

Change in cash during the period	(304,764)	788,550

Cash beginning of the period	533,749	15,895

Cash end of the period	$228,985	$804,445

Supplemental disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash investing and financing activities
Debt discount on convertible debentures	$-	$215,699
Fair value of new derivative liabilities	$796,133	$3,734,000
Interest payable converted to principal on outstanding promissory notes	$-	$45,430

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Notes to the Unaudited Consolidated Financial Statements

1.	Nature of Operations and Basis of Presentation

The principal business of Discovery Energy Corp. (“Discovery” or the “Company”) is the exploration and development of the 584,651 gross acres (the “Prospect”) in the State of South Australia covered by Petroleum Exploration License (“PEL 512” or the “License”). The Prospect involves a 100% working interest in the preceding acreage, which overlies portions of the Cooper and Eromanga basins. Discovery has not presently determined whether or not the Prospect contains any crude oil and/or natural gas reserves that are economically recoverable. While the Company’s present focus is on the Prospect, it may consider pursuing other attractive crude oil and/or natural gas exploration opportunities.

In May 2012, Discovery incorporated a wholly-owned Australian subsidiary, Discovery Energy SA Ltd. for the purpose of acquiring the License. On May 25, 2016, its status was changed from a public to a private company (as those forms of entities are provided under applicable Australian law) and accordingly changed its name to Discovery Energy SA Pty Ltd. (“DESAL” or the “Subsidiary”).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and the rules of the U.S. Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s February 28, 2017 Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented are reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to these financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended February 28, 2017, as reported on Form 10-K, have been omitted.

Principles of Consolidation

These consolidated financial statements include the accounts of Discovery and DESAL. Intercompany transactions and balances have been eliminated upon consolidation.

Reclassifications

Reclassifications were made to prior period amounts to conform to the current period presentation of these Financial Statements.

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Income (Loss) Per Share

Basic Earnings Per Share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise of stock options and/or warrants. Diluted EPS exclude all dilutive potential shares if their effect is anti-dilutive.

For the six months ended August 31, 2017, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were potentially dilutive.

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	August 31,	August 31,	August 31,	August 31,
	2017	2016	2017	2016

Net income (loss) available to common share holders	$7,975,144	$(2,920,836)	$633,950	$(7,526,583)
Effect of common stock equivalents
Interest expense on convertible debt	120,500	72,927	234,050	75,228
Tax effect of decrease interest expense	(42,175)	(25,524)	(81,918)	(26,330)
Net income (loss) adjusted for common stock equivalents	$8,053,469	$(2,873,433)	$786,082	$(7,477,685)

Weighted average shares basic	141,665,396	140,189,501	141,665,396	140,189,501

Dilutive effect of common stock equivalents
Warrants	2,673,577	-	5,369,528	-
Convertible debt	17,487,517	-	35,359,375	-

Weighted average number of common shares – dilutive	161,826,490	140,189,501	182,394,299	140,189,501
Net income (loss) per common share – basic	0.06	(0.02)	0.00	(0.05)
Net income (loss) per common share – diluted	0.05	(0.02)	0.00	(0.05)

Comprehensive Income (Loss)

The Company recognized currency translation adjustments as a component of comprehensive income (loss).

Cash and Cash Equivalents

Discovery considers all highly liquid instruments with maturities of three months or less at the time of acquisition to be cash equivalents.

Oil and Gas Property and Exploration Costs

Discovery is in the exploration stage of evaluating the Prospect and has not yet realized any revenues from its operations. It applies the successful efforts method of accounting for crude oil and natural gas properties. Under this method, exploration costs such as exploratory geological and geophysical costs, delay rentals and exploratory overhead are expensed as incurred. Costs to acquire mineral interests in crude oil and/or natural gas properties, drill and equip exploratory wells that find proved reserves, and drill and equip development wells are capitalized. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proven crude oil and/or natural gas properties to the extent associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated. Capitalized costs from successful exploration and development activities associated with producing crude oil and/or natural gas, leases, along with capitalized costs for support equipment and facilities, are amortized to expense using the unit-of-production method based on proved crude oil and/or natural gas reserves on a field-by-field basis, as estimated by qualified petroleum engineers.

Long-lived Assets

The carrying values of long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows are less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Fair Value of Financial Instruments and Derivative Financial Instruments

The carrying amounts of cash, receivables, accounts payable, accrued liabilities and shareholder loans approximate their fair values due to the short maturity of these items. Certain fair value estimates may be subject to and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. Discovery does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price, and/or interest rate market risks.

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in these financial statements and those reported for income tax purposes. The Company uses the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the Financial Statements carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides a valuation allowance for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is not more likely than not.

The Company accounts for uncertain income tax positions by recognizing in these financial statements, the impact of a tax position, if that position is more likely than not of being sustained on examination by taxation authorities, based on the technical merits of the position.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets are translated at historical exchange rates, and revenue and expense items at the average rate of exchange prevailing during the period. Differences resulting from translation are presented in equity as Accumulated other comprehensive income (loss). Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. The Company has not, to the date of these Financial Statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Fair Value Considerations

The Company follows Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” as amended by FASB Financial Staff Position (“FSP”) No. 157 and related guidance. Those provisions relate to the Company’s financial assets and liabilities carried at fair value and the fair value disclosures related to financial assets and liabilities. ASC 820 defines fair value, expands related disclosure requirements, and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, assuming the transaction occurs in the principal or most advantageous market for that asset or liability.

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

Recent Accounting Pronouncements

In accordance with Accounting Standards Update ("ASU") 2014-15, the Company has addressed the going concern issue in Note 3. The Company does not anticipate that the adoption of other recently issued accounting pronouncements will have a significant impact on its financial statements.

3.	Going Concern

These financial statements were prepared on a going concern basis, which implies that Discovery will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity and/or debt financing to continue operations, the successful development of the Prospect and/or one or more alternative crude oil and/or natural gas properties, and the attainment of profitable operations. As of August 31, 2017, the Company had not generated any revenues and had an accumulated loss of $9,703,867 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern from the filing date of these financial statements. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Additional convertible debenture sales completed during the six months ended August 31, 2017 are as follows:

*	On March 31, 2017, the Company sold a Senior Secured Convertible Debenture due May 27, 2021 with an original principal amount of $200,000. This new debenture bears an interest rate of 8% per annum and a conversion price of $0.20 per Common Share.
*	On July 5, 2017, the Company sold two Senior Secured Convertible Debentures due May 27, 2021, one in the original principal amount of $137,500 and the other in the original principal amount of $150,000 with conversion prices of $0.20 and $0.16 per Common Share, respectively. These two new debentures bear an interest rate of 8% per annum.

4.	Oil and Gas Properties

On October 26, 2012, a 100% interest in the License was officially issued to Discovery Energy SA Pty Ltd.

On May 19, 2014, the Company received notice from the Government of South Australia that it had issued certain modifications to the License and suspended the License for a period of six months. Such a suspension functions like an extension. Under the amended License, the Company will be required to drill 7 exploratory wells rather than 12, as originally required. The 7 required wells must be drilled in years 3, 4, and 5 (2, 2, and 3 wells, respectively). The amount of required 2D seismic was also reduced to 100 kilometers (in year 3) from 250 kilometers (in year 2) but the total 3D seismic work guarantee increased to 500 square kilometers from 400 square kilometers. However, the 3D seismic survey requirement is spread over years 2, 3 and 4 (100, 200 and 200 sq. km. respectively). Subsequent to this modification and suspension, Discovery received two additional six-month suspensions, one in February 2015 and one in July 2015, and a one-year suspension in February 2016.

On June 22, 2016, the Company terminated the February 2016 License suspension in preparation for a 3D seismic survey (the “Survey”) that was comprised of approximately 179 square kilometers on the southwest portion of the Prospect. After archeological and environmental reviews of the survey area, fieldwork by the seismic contractor began on July 26, 2016, but was halted at the beginning of September due to weather conditions. Even though only security personnel remained in the area, the Survey was considered an active project. As a result, License year-2 ran to the 365th day on October 5, 2016. The work crew returned thirteen days later and completed the Survey on October 30, 2016. The License was suspended again on November 1, 2016. The impact of this sequence of events is that the Company now has 339 days to complete the year-3 work set out below, since the current License suspension expired on May 24, 2017. In June of 2017, the License suspension was lifted in order to conduct an archeological and environmental survey of several potential well drilling sights located in the southern portion of the License. This type of survey is known as a Work Area Clearance (“WAC”).

In July 2017, after completing the WAC, management requested that the government suspend the License for a period of six months to allow sufficient time to finalize drilling plans, complete financing arrangements and contract the services required to drill multiple exploratory wells in the southern portion of the License area. This request was granted by the South Australia government effective from July 5, 2017 to January 4, 2018 resulting in a new expiration date of October 28, 2020.

As a result of the activities, modifications and suspensions described above, the remaining work commitments now are as follows:

*	Year 3 ending October 28, 2018 - Acquire additional 2D seismic data totaling at least 100 kilometers and acquire 3D seismic data totaling at least 200 square kilometers, and drill two wells.
*	Year 4 ending October 28, 2019 - Acquire additional 3D seismic data totaling at least 200 square kilometers and drill two wells.
*	Year 5 ending October 28, 2020 - Drill three wells.

5.	Related Party Transactions

As of August 31, 2017 and February 28, 2017, the Company owed $74,986 and $139,948, respectively, to certain Company directors for reimbursement of expenses paid on behalf of the Company.

6.	Convertible Debentures Payable

From May 27, 2016 thru August 31, 2017, Discovery issued six rounds of senior secured convertible debentures, the proceeds of which have funded the initial 3D seismic survey with respect to the Prospect, the interpretation of seismic data acquired, expenses associated with the seismic survey, costs associated with the debenture issuances, and for general and administrative expenses. The debentures are secured by virtually all of the Company’s assets owned directly or indirectly but for the License. As discussed elsewhere herein, the Company may in the future sell additional senior secured convertible debentures having the same terms as those currently outstanding. The table below provides a summary of the senior secured convertible debentures issued through August 31, 2017 and related debt discount and amortization details.

	Issue	Maturity	Principal	Interest	Conversion	Debt Discount		Debentures Net
Round	Date	Date	Amount	Rate	Price	Balance		of Discount
Outstanding as of February 28, 2017
I	27-May-2016	27-May-2021	$3,500,000	8%	$0.16	$3,320,000
						180,000	*
II	16-Aug-2016	27-May-2021	200,000	8%	$0.16	182,292
	16-Aug-2016	27-May-2021	250,000	8%	$0.16	232,008
						35,698	*
III	30-Dec-2016	27-May-2021	287,500	8%	$0.16	228,089
IV	15-Feb-2017	27-May-2021	1,000,000	8%	$0.16	1,000,000
						9,498	*
		Amortized Discount as of February 28, 2017				(507,005)
Balance as of February 28, 2017			$5,237,500			$4,680,580		$556,920

Activity for the six months ended
V	31-Mar-2017	27-May-2021	200,000	8%	$0.20	200,000
VI	5-Jul-2017	27-May-2021	137,500	8%	$0.20	137,500
	5-Jul-2017	27-May-2021	150,000	8%	$0.16	150,000
		Amortization for the six months ended				(502,681)
Balance as of August 31, 2017			$5,725,000			$4,665,399		$1,059,601

*Debt discounts incurred with the various issuances.

The Company recognized $261,846 and $146,651 in debt discount amortization related to all of the debentures during the three months ended August 31, 2017 and August 31, 2016 respectively. The Company recognized $502,681 and $154,318 of debt discount amortization respectively during the six months ended August 31, 2017 and August 31, 2016.

7.	Derivative Liabilities

The debentures and related warrants issued by the Company contain a price-reset provision (the “Reset Provision”) that gives rise to a derivative liability. The Company has measured its derivative liability at fair value and recognized the derivative value as a current liability and recorded the derivative value on its consolidated balance sheet. The derivative is valued primarily using a binomial latticed-based model based on unobservable inputs that are supported by little to no market activity. The Level 1 input is the stock price on the valuation date. The Level 2 inputs are the interest rate and expected volatility. There are no Level 3 inputs. These inputs represent management’s best estimate of what market participants would use in pricing the liability at the measurement date. Changes in the fair values of the derivative are recognized as earnings or losses in the current period in other (income) expenses on the consolidated statement of operations and comprehensive income (loss).

The changes in fair values of the derivative liabilities related to the debentures and warrants for the six months ended August 31, 2017 are summarized as follows:

	# of Shares Subject to Warrants and Debentures	Fair Value

Balance, February 28, 2017	51,505,521	$8,221,135
Issuances	1,625,000	796,133
Changes	2,313,086	(2,520,194)
Balance, August 31, 2017	55,443,607	$6,497,074

The fair values of derivative liability related to the Reset Provision contained within the debentures and warrants as of August 31, 2017, and as of February 28, 2017, were estimated on the transaction dates and balance sheet dates under the following assumptions:

	August 31,	February 28,
	2017	2017

Market value of common stock on measurement date	$0.20	$0.25
Adjusted exercise price	$0.16 - 0.20	$0.16 - 0.20
Risk free interest rate	1.30% - 1.55%	1.28% - 1.76%
Debenture/warrant lives in years	1.74 - 3.74 years	2.24 - 4.24 years
Expected volatility	78.60% - 86.98%	75.46% - 86.83%
Expected dividend yield	-	-
Probability of stock offering in any period over 5 years	100%	100%
Offering price	$0.20	$0.20

The Company recognized net gains on the change in fair value of derivative liabilities of $8,819,482 and $252,049 during the three months ended August 31, 2017 and August 31, 2016, respectively. For the six months ended August 31, 2017 and August 31, 2016, the Company recognized a net gain on the change in fair value of derivative liabilities of $2,520,194 and $256,984, respectively.

8.	Stockholders’ Deficit

As of both August 31, 2017 and February 28, 2017, the Company had 141,665,396 shares of its common stock issued and outstanding.

Warrants

A summary of the activity in the Company’s warrants during the six months ended August 31, 2017 is presented below:

	Number of Warrants	Weighted Average Exercise Price

Outstanding and exercisable at February 28, 2017	17,625,000	$0.20
Issued	-	$0.00
Outstanding and exercisable at August 31, 2017	17,625,000	$0.20

The intrinsic value of warrants outstanding at August 31, 2017 was $0 as the exercise price equals the stock price.

9.	Subsequent Events

On September 19, 2017, the Company issued two Senior Secured Convertible Debentures due May 27, 2021 with original principal amounts of $400,000 and $100,000, respectively.  These new debentures bear an interest rate of 8% per annum and conversion prices of $0.16 per common share. Also on September 19, 2017, 1,500,000 warrants were issued to the purchaser of the $400,000 debenture, with an exercise price of $0.20 per common share.

On October 10, 2017, the Company issued 1,250,000 shares of common stock, at a price of $0.20 per common share, to a private investor in exchange for gross proceeds of $250,000 pursuant to the Company’s private placement.

On October 10, 2017, the Company issued a Senior Secured Convertible Debenture due May 27, 2021 with an original principal amount of $137,500. This new debenture bears an interest rate of 8% per annum and a conversion price of $0.20 per common share.

Item 2. Management’s Discussion and Analysis.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “might,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Company’s other Securities and Exchange Commission filings. The following discussion should be read in conjunction with the Company’s financial statements and related notes thereto included elsewhere in this report.

General

Discovery Energy Corp., (“Discovery” or the “Company”) was incorporated under the laws of the state of Nevada on May 24, 2006 under the name "Santos Resource Corp. Discovery’s current business plan is to explore for and produce crude oil and/or natural gas from a tract of land (the “Prospect”) covered by Petroleum Exploration License (PEL) 512 (the “License”) in the State of South Australia. Discovery adopted this business plan near its fiscal 2012 year end, after having previously abandoned its initial business plan involving mining claims in Quebec, Canada and after it had been dormant from a business perspective for a period of time. In connection with the adoption of the current business plan, it had a change in control, a change in management, a change in corporate name, and a change in status from a “shell” company, as that term is defined in Rule 405 of the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.

Recently, Discovery has made significant progress in executing its business plan. Milestones achieved include the following:

*	The completion of several major debt financings (the “Debenture Financings”).

*	The completion of a 3D seismic survey covering an approximately 179 square kilometers section of the southwest portion of the Prospect.

*	The retirement of all historic indebtedness outstanding prior to the Debenture Financings, including all amounts owed to Liberty Petroleum Corporation (“Liberty”) and all amounts owed on loans made by management.

*	The acquisition of 2.9% of the 18% royalty interest that previously burdened the Prospect, thereby lowering the royalty interest to 15.1%.

These milestones were achieved despite a challenging worldwide decrease in the price of crude oil, which began in June 2014. The quoted price for Brent (benchmark for future sales from the Prospect) has recovered from its January 2016 low of US$27 per barrel, climbing to the mid $50s near the end of September 2017. However, future crude oil prices remain uncertain and continued volatility is expected.

The Nike 3D Seismic Survey (“Survey”) was conducted by Terrex Pty Ltd. (“Terrex”) on the Prospect’s South Block. Terrex completed the Survey fieldwork on October 30, 2016. For Terrex’s services, Discovery paid a “turnkey price” of approximately AU$3,057,000 (approximately US$2,379,000 based on the average exchange rate actually received on US$ funds advanced to pay Terrex). After completing the Survey, Discovery suspended the License on its own initiative to preserve the end date for the third year of its work commitment and beyond. Subsequent to completion of the Survey fieldwork, the data gathered was delivered to a geophysical processor in Dallas, Texas. Through a series of technical steps, the raw data was converted to analytical quality information and delivered to its geophysical advisor just prior to the end of 2016. Interpretation of the processed data included advanced technical analysis by specialized consultants. The ongoing work has developed an inventory or more than 30 leads judged to be potential areas of crude oil accumulations. These initial prospective locations were prioritized and the results were presented to a potential source of significant capital to fund an initial drilling program. This source is referred to below as the “Original Investor,” and the capital will be sought pursuant to an option arrangement that Discovery has with the Original Investor and that is described in the section captioned “Liquidity and Capital Resources - Major Financing Efforts and Other Sources of Capital” below. If the Original Investor does not elect to provide financing, an alternative major capital raising transaction to continue moving the Company’s business plan forward will be necessary. In the interim, efforts are ongoing to raise limited amounts of additional capital to cover ongoing general and administrative expenses. No assurance can be provided that Discovery will be able to obtain additional funding.

In the remainder of this Report, Australian dollar amounts are prefaced by “AU$” while United States dollar amounts are prefaced simply by “$” or (when used in close proximity to Australian dollar amounts) by “US$.” When United States dollar amounts are given as equivalents of Australian dollar amounts, such United States dollar amounts are approximations only and not exact figures. During the three months ended August 31, 2017 exchange rates varied from a low of US$1.00/AU$1.2429 to a high of US$1.00/AU$1.3532. Over the six months ended August 31, 2017, exchange rates ranged from a low of US$1.00/AU$1.2429 to a high of US$1.00/AU$1.3602.

Plan of Operation

General

Discovery intends to engage primarily in the exploration, development and production of crude oil and/or natural gas on the Prospect in an effort to develop crude oil and/or natural gas reserves. Its principal products will be crude oil and/or natural gas. Discovery’s development strategy will be directed toward the multi-pay target areas of South Australia, with a principal focus on the prolific Cooper/Eromanga Basin, towards initiating and rapidly expanding production rates and proving up significant reserves primarily through exploratory drilling. Discovery’s mission is to generate superior returns for its shareholders by working with industry partners, suppliers and the local community leaders to build a focused exploration and production company with strong development assets in the crude oil and natural gas energy sector.

In the right circumstances, the Company might assume the entire risk of the drilling and development of the Prospect. More likely, it will determine that these activities can be more effectively pursued by inviting industry participants to share the risks and the rewards of the Prospect by financing some or all of the costs of drilling, completing and equipping wells for production. Such arrangements are frequently referred to as "farm-outs." In such cases, Discovery may retain a carried working interest or a reversionary interest, and might be required to finance all or a portion of its proportional share in the Prospect. Although this approach will reduce the potential return should the drilling operations prove successful, it will also reduce the Company’s risk exposure and financial commitment to a particular project. Prospective farmout partners have already indicated interest in committing financial and other resources to this exploration effort.

There can be no assurance that exploratory, development and production activities will be successful. The crude oil and natural gas business involves numerous risks, the principal ones of which are discussed in Discovery’s 2017 Annual Report on Form 10-K in “Item 1A. Risk Factors - RISKS RELATING TO OUR INDUSTRY.”

Although Discovery’s primary focus is on the exploration and development of the Prospect, information has been exchanged and discussions have been held regarding possible acquisition of, or participation in, other crude oil and natural gas opportunities. None of these discussions has, to date, led to any agreements in principle. Nevertheless, given an attractive opportunity and Discovery’s ability to consummate the same, the Company could acquire one or more additional crude oil and/or natural gas properties, or participate in one or more additional crude oil and/or natural gas opportunities.

Recent Activities

Discovery is currently in Year 3 of its exploration activities on the Prospect. Extensive geological and geophysical work has been completed and the Company is planning for exploratory drilling operations as called for in the License. However, Discovery does not have any estimates of crude oil and/or natural gas reserves and consequently, the Company has not reported any reserve estimates to any governmental authority.

The License is subject to a five-year work program commitment. The five-year work commitment relating to the License imposes certain financial obligations. Discovery has received from the South Australian Energy Resources Division (“SAERD”) several extensions of the annual work commitments relating to the License.

The one-year License suspension granted in February 2016 by the South Australian government was lifted in late June 2016 in order to conduct the Survey. The fieldwork portion of the project was scheduled for completion at the end of September 2016. However, weather delayed the completion until October 30, 2016, when the License was again suspended.

The Survey report was submitted to the South Australian government on November 24, 2016. In management’s view, the geotechnical work completed in the first and second years was sufficient to satisfy the License work requirements, and Discovery’s reports in connection with these activities were filed in a timely manner with the South Australian government. The Company has received no comments from the government relating to work described in those reports.

On June 20, 2017, Discovery completed its archeological, environmental and operational surveys of the prospective drilling locations identified as a result of the interpretation work associated with the Survey. Initial reports from this Work Area Clearance (“WAC”) survey identified minor issues that will not materially affect operational planning, well design or estimated costs.

Subsequent to completing the WAC, management requested that the government suspend the License for a period of six months to allow sufficient time to finalize drilling plans, complete financing arrangements and contract the services required to drill multiple exploratory wells in the southern portion of the License area. This request was granted on July 17, 2017 resulting in a six-months extension from SAERD effective from July 5, 2017 to January 4, 2018 resulting in a new expiration date of October 28, 2020.

In view of the activity, modifications and suspensions, the remaining work commitments involve the following:

*	Year 3 ending October 28, 2018 - Acquire additional 2D seismic data totaling at least 100 kilometers and acquire 3D seismic data totaling at least 200 square kilometers, and drill two wells.
*	Year 4 ending October 28, 2019 - Acquire additional 3D seismic data totaling at least 200 square kilometers and drill two wells.
*	Year 5 ending October 28, 2020 - Drill three wells.

The costs of the equipment and services that must be obtained to fulfill this work commitment program will vary based on both local and international demand for such products by others involved in exploration for and production of crude oil and/or natural gas. Prevailing prices of the equipment and services will be subject to significant fluctuations. As a result of the significant crude oil price decline which began in June 2014, market prices for these items have decreased significantly. This resulted in lower than originally estimated costs for the Survey. Management will continue to pursue cost containment as it prepares for the next stage of Prospect exploration.

The Company cannot provide assurance that it will discover commercially producible amounts of crude oil and/or natural gas. Moreover, at the present time, Discovery cannot finance the initial phase of its plan of operation solely through its own current resources.

Therefore, Discovery has undertaken certain financing activities described in the “Liquidity and Capital Requirements - Major Financing Efforts and Other Sources of Capital” section below. The success of the initial phase of Discovery’s plan of operation depends upon its ability to obtain additional capital to acquire seismic data with respect to the Prospect, and to drill exploratory and developmental wells. The Company cannot provide assurance that it will obtain the necessary capital.

Management foresees no unusual difficulties in procuring the services of one or more qualified operators and drillers in connection with the initial phase of its plan of operation, although a considerable increase in drilling activities in the area of the Prospect could make it difficult (and perhaps expensive) to procure operating and drilling services. In all circumstances, the operator will be responsible for all regulatory compliance requirements regarding the well, including all necessary permitting. In addition to regulatory compliance, the operator will be responsible for hiring the drilling contractor, geologist and petroleum engineer to make final decisions relative to the zones to be targeted, well design, and bore-hole drilling and logging. Should any of the wells be successful, the operator would thereafter be responsible for completing the well, installing production facilities and interconnecting them with gathering or transmission pipelines, if economically appropriate. Management expects that the Company will pay third party operators (i.e. not joint venture partners with Discovery) commercially prevailing rates.

The contract operator will be the caretaker of each well once production has commenced. Additionally, the operator will formulate and deliver to all interest owners an operating agreement establishing each participant's rights and obligations in each individual well based on the location of the well and the ownership associated with it. The operator will also be responsible for paying bills related to each well, billing working interest owners for their proportionate share of expenses in drilling and completing each well, and selling the crude oil and/or natural gas produced. Unless each interest owner sells its production separately, the operator will collect sales proceeds from crude oil and/or natural gas purchasers, and, once a division order has been established and confirmed by the interest owners, the operator will distribute proceeds to each interest owner in accordance with its appropriate interest. The operator will not perform these functions when an interest owner sells its production separately, in which case that interest owner will undertake these activities separately. After production commences, the operator will also be responsible for maintaining each well and the wellhead site during the entire term of production or until such time as the operator has been replaced.

The principal crude oil, natural gas and gas liquids transportation hub for the region of South Australia surrounding the Prospect is located in the vicinity of Moomba. This processing and transportation center is approximately 60 km (36 miles) due east of the Prospect's eastern boundary and about 64 km (40 miles) from Discovery’s expected initial drill sites. These drill sites are located approximately 32 km (20 miles) from a privately owned terminal for trucking oil to Lycium. The Lycium Hub is also the terminal point for a main trunk line with 20,000 barrels per day of capacity, which delivers oil to the Moomba Processing Facility. If the operator is unable to enter into a suitable contractual relationship with the owner of the terminal in Lycium, arrangements would be made to truck the oil directly to the Moomba facility, which is responsible for transporting oil produced from the region to various markets via its extensive pipeline system.

Large diameter pipelines deliver crude oil and natural gas liquids from Moomba south to Port Bonython (Whyalla). Natural gas is also moved south to Adelaide and east to Sydney. A gas transmission pipeline also connects Moomba to Ballera, which is located northeastward in the State of Queensland. From Ballera natural gas can be moved to Brisbane and Gladstone, where a liquefied natural gas (LNG) project is under development. The Moomba treating and transportation facilities and the southward pipelines were developed and are operated by a producer consortium led by Santos Limited.

Management is unable to accurately predict transportation costs before first production occurs. The cost of installing infrastructure to deliver production from well sites to Moomba or elsewhere will vary depending upon distance traversed, negotiated handling/treating fees and pipeline tariffs.

Results of Operations

Results of operation for the three- and six-month periods ended August 31, 2017 and 2016 are summarized in the table below:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016

Revenue	$-	$-	$-	$-
Operating expenses	(343,287)	(2,737,141)	(843,421)	(2,809,061)
Other income (expenses)	8,318,431	(183,695)	1,477,371	(4,717,522)
Net income (loss)	$7,975,144	$(2,920,836)	$633,950	$(7,526,583)

Operating expenses for the three- and six-month periods ended August 31, 2017 and 2016 are listed in the table below:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016

General and administrative	$45,036	$32,046	$181,195	$59,635
Exploration costs	144,981	2,531,704	322,162	2,542,228
Professional fees	127,272	142,728	259,113	173,710
Rent	2,670	2,545	5,695	5,087
Travel	23,328	28,118	75,256	28,401
Total operating expenses	$343,287	$2,737,141	$843,421	$2,809,061

Results of Operations for the Three-Month Periods Ended August 31, 2017 and 2016

Revenues. Discovery did not earn any revenues for either the quarter ended August 31, 2017 or the similar period in 2016. Sales revenues are not anticipated until such time as the Prospect has commenced commercial production of crude oil and/or natural gas. As the Company is presently in the exploration stage of its plan, no assurance can be provided that commercially exploitable hydrocarbon reserves on the Prospect will be discovered, or if such amounts are discovered, that the Prospect will commence commercial production.

Operating expenses. Total operating expenses incurred during the quarter ended August 31, 2017 were nearly 88% lower than those incurred during the quarter ended August 31, 2016. The decrease of approximately $2.4 million reflects substantially reduced expenses incurred in all expense categories excluding rent and general and administrative. These results reflect reduced levels of both exploration and financing activities.

Exploration costs decreased during the quarter ended August 31, 2017 by approximately $2.4 million compared to the similar period in 2016. This decrease is a result of the completion of the geophysical and geological interpretation and analysis of the Survey data and efforts to identify specific drilling prospects based on that analysis.

Professional fees for the quarter ended August 31, 2017 decreased approximately $15,000, or 11% compared to the quarter ended August 31, 2016 due primarily to a decrease in services rendered for operations management, legal, and financial reporting activities, including derivative valuation modeling associated with Discovery’s debentures.

General and administrative expenses were about $13,000 higher during the quarter ended August 31, 2017 compared to the same period last fiscal year. Increases in communications and meals and entertainment expenses were offset by decreases in expenses related to SEC reporting, conventions and seminars, and company secretarial fees.

Other income (expenses). Discovery had net other income in the amount of $8,318,431 for the quarter ended August 31, 2017 compared to a net other loss in the amount of $183,695 for the quarter ended August 31, 2016, representing a change in the amount of approximately $8,500,000, which is mostly attributable to the $8,567,433 gain from the change in the valuation of the derivative liability associated with the debentures, offset to some extent by increased interest expense of $64,393 also associated with the debentures during the three-month period ended August 31, 2017. These expenses are non-cash, including the Debenture interest that is paid by committing to issue additional common stock.

Net income (loss). Discovery had net income in the amount of $7,975,144 for the quarter ended August 31, 2017 compared to a net loss in the amount of $2,920,836 for the quarter ended August 31, 2016, representing a change of approximately $10,896,000. Approximately 85% of the increase is attributable to the change in the calculated value of the derivative liability associated with the debentures. On a per share basis, income for the three-month period ended August 31, 2017 was $0.06 and loss for the three-month period ended August 31, 2016 was $0.02.

Results of Operations for the Six-Month Periods Ended August 31, 2017 and 2016

Revenues. Discovery did not earn any revenues for either the six months ended August 31, 2017 or the similar period in 2016. Sales revenues are not anticipated until such time as the Prospect has commenced commercial production of crude oil and/or natural gas. As the Company is presently in the exploration stage of its plan, no assurance can be provided that commercially exploitable hydrocarbon reserves on the Prospect will be discovered, or if such amounts are discovered, that the Prospect will commence commercial production.

Operating expenses. Total operating expenses incurred during the six months ended August 31, 2017 were nearly 70% lower than those incurred during the six months ended August 31, 2016. The decrease of approximately $2.0 million reflects substantially reduced expenses incurred in exploration costs.

Exploration costs decreased during the six months ended August 31, 2017 by about $2.2 million compared to the similar period in 2016. This decrease is a result of the completion of the geophysical and geological interpretation and analysis of the Survey data and efforts to identify specific drilling prospects based on that analysis.

Professional fees for the six months ended August 31, 2017 increased approximately $85,000, or 49% compared to the six months ended August 31, 2016 due primarily to an increase in services rendered for operations management, legal, and financial reporting activities, including derivative valuation modeling associated with Discovery’s debentures.

General and administrative expenses were about $122,000 higher for the six months ended August 31, 2017 compared to the same period last fiscal year. A major component of this difference is the approximately $90,000 change in the valuation of certain Australian assets due to fluctuations in the value of the Australian dollar relative to the US dollar, compared to a change of about $15,000 during the six months ended August 31, 2016. Meals and entertainment expense increased about $43,000 due to increased fund raising activity.  Small increases in communications, conventions and seminars, were offset by a decrease in SEC reporting expense.

Other income (expenses). Discovery had net other income in the amount of approximately $1.5 million for the six months ended August 31, 2017 compared to a net other loss in the amount of approximately $4.7 million for the six months ended August 31, 2016, representing a change in the amount of approximately $6,200,000. The increase in net other income of approximately $6.2 million is mostly attributable to an approximately $2.5 million gain from the change in the valuation of the derivative liability associated with the debentures and decreased interest expense of approximately $3.9 million also associated with the debentures during the six-month period ended August 31, 2017. These expenses are non-cash, including the Debenture interest that is paid by committing to issue additional common stock.

Net income (loss). Discovery had net income in the amount of $633,950 for the six month ended August 31, 2017 compared to a net loss in the amount of approximately $7.5 million for the six months ended August 31, 2016, representing a change of approximately $8.2 million. Approximately 48% of the increase is attributable to the decrease in interest expense, 28% to the gain from the calculated value of the derivative liability associated with the debentures and 27% to the decrease in exploration costs partially offset by other items. On a per share basis, Discovery’s net income for the six-month period ended August 31, 2017 was approximately nil and loss for the six-month period ended August 31, 2016 was $0.05.

Off-Balance Sheet Arrangements

Discovery has no off-balance sheet arrangements.

Liquidity and Capital Resources

Financing History and Immediate, Short-Term Capital Needs

From January 2012 through May 27, 2016, Discovery financed its business primarily through private placements of common stock. During that period, it conducted several rounds of equity financing in which it raised total “seed” capital in the amount of $2,723,750 resulting in the issuance of 19,657,501 shares of Discovery’s common stock. Moreover, from time to time, officers and directors, of the Company provided short-term bridge funding. These advances were repaid out of the proceeds from the Debenture Financings.

Since May 2016, Discovery has successfully completed a series of placements of Debentures (debt instruments convertible into the Company’s common stock). The Debentures were issued pursuant to a Securities Purchase Agreement executed on May 27, 2016. Through the date of this report Debentures having an aggregate original principal amount of $6,362,500 have been placed. In conjunction with certain Debentures, warrants were issued that give the holder the right to purchase up to a maximum of 19,125,000 shares of Discovery’s common stock at an initial per-share exercise price of $0.20.

The first Debenture placement involved the issuance to a single investor (the “Original Investor” or “DEC Funding”) a Debenture having an original principal amount of $3.5 million. Subsequent to this first placement, seven additional Debenture placements have occurred, to one or both of the Original Investor or an additional investor (the “New Investor or “Texican”). The Original Investor has received all of the issued warrants.

The following Debenture Financings have been placed:

*	On May 27, 2016, pursuant to a securities purchase agreement, the Company sold a $3.5 million senior secured convertible debenture to DEC Funding, LLC. The Debenture is due on May 27, 2021 and bears interest at 8% per annum. The conversion price for the Debenture is $0.16, subject to certain adjustments that are believed to be customary in transactions of this nature. The Initial Debenture sale transaction included warrants to purchase 13,125,000 shares of the Company’s common stock at $0.20. These warrants have a three-year term;

*	On August 16, 2016, the Company entered into a first amendment to the agreement that the Company entered into on May 27, 2016 with DEC Funding. Pursuant to the amendment, the Company sold to DEC Funding, a Debenture having an original principal amount of $200,000, and to a new investor, Texican Energy a Debenture in the amount of $250,000. The Debenture has a due date of May 27, 2021, an initial conversion price of $0.16 and bears interest at a rate of 8% per annum. Warrants for DEC Funding to purchase up to a maximum of 750,000 Common Shares at $0.20 were also included in this transaction;

*	On December 30, 2016, the Company sold a Debenture to Texican due May 27, 2021 having an original principal amount of $287,500. The Debenture has a due date of May 27, 2021, an initial conversion price of $0.16 and bears interest at a rate of 8% per annum;

*	On February 15, 2017, the Company sold a Debenture in the amount of $1,000,000 to DEC Funding. Warrants to purchase up to a maximum of 3,750,000 Common Shares at $0.20 were also included in this transaction. The Debenture has a due date of May 27, 2021, an initial conversion price of $0.16 and bears interest at a rate of 8% per annum;

*	On March 31, 2017, a Debenture with an original principal amount of $200,000 was sold to Texican. The Debenture has a due date of May 27, 2021, an initial conversion price of $0.20 and bears interest at a rate of 8% per annum;

*	On July 5, 2017, two Debentures with an original principal amount of $137,500 and $150,000 was sold to Texican. The Debentures have a due date of May 27, 2021, with an initial conversion price of $0.20 and $016 respectively and bears interest at a rate of 8% per annum;

*	On September 19, 2017, a Debenture with an original principal amount of $400,000 was sold to DEC Funding. The Debenture has a due date of May 27, 2021, an initial conversion price of $0.216 and bears interest at a rate of 8% per annum. Warrants for DEC Funding to purchase up to a maximum of 1,500,000 Common Shares at $0.20 were also included in this transaction;

*	On September 19, 2017, a Debenture with an original principal amount of $100,000 was sold to Texican. The Debenture has a due date of May 27, 2021, an initial conversion price of $0.16 and bears interest at a rate of 8% per annum; and

*	On October 10, 2017, a Debenture with an original principal amount of $137,500 was sold to Texican. The Debenture has a due date of May 27, 2021, an initial conversion price of $0.16 and bears interest at a rate of 8% per annum.

The proceeds from the Debenture placements have generally been used to fund the Survey, the interpretation of it, and the payment of the Company’s expenses associated with it. A portion of these proceeds have been used to retire all of the outstanding indebtedness, including the amounts owed to Liberty Petroleum and the loans made by management, and for the acquisition of a 2.9% royalty interest relating to the Prospect. Some funds were used for payment of Discovery’s and the Debenture holders’ costs of the transactions including legal fees, general and administrative expenses.

In addition to the preceding, a portion of the proceeds from the issuance of Debentures to Texican has been used to pay Rincon Energy, LLC pursuant to a geophysical consulting agreement. Moreover, pursuant to the Securities Purchase Agreement as amended, the New Investor has the right but not the obligation to acquire additional Debentures having an aggregate original principal amount of $487,500.

As of August 31, 2017, Discovery had approximately $229,000 of cash on hand, and had negative working capital of about $416,000. As of October 10, 2017, the US dollar equivalent of approximately $852,000 of uncommitted cash was on hand.

Management believes that the cash on hand, as of the date of this report, will be sufficient to finance all of Discovery’s general and administrative expenses through the end of February 2018, although no assurance of this can be provided. However, this amount of cash is insufficient to allow Discovery to fulfill its work commitment obligations in a timely manner. A plan for financing these obligations is discussed below. Management intends to finance all of the general and administrative expenses in a couple of ways beyond available cash. First, management is undertaking to raise up to $1.7 million through a private placement of Discovery Common stock. Second, Texican holds options to purchase additional Debentures having an aggregate original amount of $487,500. If successful in raising $1.7 million in the private placement and the New Investor exercises all of its options, it is estimated that the related net proceeds will be sufficient to finance general and administrative operations through October 31, 2019. No assurance of this can be provided. Moreover, no assurance can be provided of success in raising any additional funds for this purpose. Furthermore, as previously stated, the funds from the private placement and the issuance of the Debentures optioned in favor of the New Investor will not be sufficient to satisfy work commitments for future years in any meaningful way.

Long-Term Capital Needs

The five-year work commitments relating to the License impose certain obligations on the Company. The work requirements of the first two years, which included geotechnical studies and the Survey, have been completed and reports and certain work materials have been submitted as required by the South Australian government. Going forward, additional funds will be required to meet the seismic data and well drilling work obligations of License years three, four and five. Working capital will also be needed to satisfy general and administrative expenses. Between September 2017 and October 2020, approximately $23 million USD in additional capital will be required to continue operations and satisfy the obligations for the remainder of the work commitment. If all of the proceeds described in the preceding section regarding the private placement and additional sale of Debentures optioned to the New Investor are raised and the Original Investor exercises its options described in the following section to invest an additional $20.0 million in Discovery, the Company will have the projected capital sufficient to meet the remaining work commitments specified in the License and to fund operations. However, no assurance of that outcome can be provided.

If successful with the early wells, Discovery will continue with a full development plan, the scope of which is now uncertain but will be based on technical analysis of acquired seismic data collected and/or reprocessed, field drilling and log reports, production history and costs estimates. However, all of the preceding plans are subject to the availability of sufficient funding and the receipt of all governmental approvals. Discovery does not now have sufficient available funds to undertake these tasks, and will need to procure a joint venture partner or raise additional funds from private and institutional investors and/or public capital markets.

The failure to procure a joint venture partner or raise additional funds will preclude Discovery from pursuing its business plan, as well as exposing Discovery to the loss of the License, as discussed below. Moreover, if the business plan proceeds as just described, but the initial wells do not prove to hold producible reserves, Discovery could be forced to cease its initial exploration efforts on the Prospect.

Major Financing Efforts and Other Sources of Capital

Our capital strategy for most of Discovery’s fiscal 2016, all of fiscal 2017 and thereafter has been to try to engage in a single major capital raising transaction to provide sufficient funds to satisfy Discovery’s capital needs for a number of years to come. While management did not completely abandon this strategy, it did shift its emphasis in an effort to try to engage in one or more smaller capital raising transactions to provide sufficient funds to satisfy ongoing and future capital needs. Beginning in May 2016 and since then, Discovery has completed a series of placements of its Debentures having an aggregate original principal amount of $6,362,500. Discovery’s plan for financing its general and administrative expenses is described in the section captioned “Financing History and Immediate, Short-Term Capital Needs” above. Discovery’s plan for financing its work commitment is described in the following paragraph.

The Original Investor of Discovery’s first Debenture has options to purchase additional Debentures having an aggregate original principal amount of up to $20.0 million and featuring an initial conversion price of $0.20 for each Common Share acquired upon conversion. These options may be exercised in two tranches, each involving $10.0 million of Debentures, on or before January 31, 2018 and July 31, 2018. Presently, Discovery’s primary targeted source for funds to finance its work commitment is this option arrangement. The interpretation and analysis of the Survey resulted in an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. These initial prospective locations were prioritized and the results were presented to the Original Investor to fund Discovery’s initial drilling program. If the Original Investor does not elect to provide required financing or if the Original Investor exercises the first $10.0 million tranche of the option arrangement but not the second $10.0 million tranche, Discovery still need to complete an alternative major capital raising transaction to continue moving its business plan forward. While alternative investors continue to express an interest in investing in the Company, to date it has not entered into any agreements in principle much less binding agreements with any of them. If the Original Investor does not fully exercise its options and Discovery is unable to readily procure an adequate alternative investment, its strategy would be to try to continue to suspend and extend the License until adequate funds are obtained. The Company has no assurance that it will be able to do this, nor can it provide any assurance that it will secure a joint venture partner. Moreover, any joint venture arrangement would need to be approved by each Debenture holder.

Sales from production from successful exploration and drilling efforts would provide Discovery with cash flow. The proven reserves associated with production would increase the value of Discovery’s rights in the Prospect. This, in turn, should enable Discovery to obtain bank financing (after the wells have produced for a period of time to satisfy the lenders requirements). Both of these results would enable Discovery to continue with its development activities. Cash flow is a critical success factor for Discovery’s plan of operation in the long run. Management believes that, if Discovery’s plan of operation progresses (and production is realized) as planned, sufficient cash flow and debt financing will be available for purposes of properly pursuing the Company’s plan of operation, although Discovery can make no assurances in this regard.

Finally, to conserve on its cash requirements, Discovery might attempt to satisfy some of its obligations by issuing shares of its common stock, which will result in dilution in the percentage ownership interests of its existing stockholders and could result in dilution of the net asset value per share of its existing stockholders.

Consequences of a Financing Failure

If required financing is not available on acceptable terms, Discovery could be prevented from satisfying its work commitment obligations or developing the Prospect to the point that it is able to repay the Debentures, which become due in May 2021. Failure to satisfy work commitment obligations could result in the eventual loss of the License and the total loss of Discovery’s assets and properties. Failure to pay timely the Debentures could result in the eventual exercise of the rights of a secured creditor and the possible partial or total loss of Discovery’s assets and properties. Failure to procure required financing on acceptable terms could prevent Discovery from developing the Prospect. If any of the preceding events were to occur, Discovery could be forced to cease its operations, which could result in a complete loss of stockholders’ equity. If additional financing is not obtained through an equity or debt offering, Discovery could find it necessary to sell all or some portion of the Prospect under unfavorable circumstances and at an undesirable price. However, no assurance can be provided that Discovery will be able to find interested buyers or that the funds received from any such partial sale would be adequate to fund additional activities. Future liquidity will depend upon numerous factors, including the success of Discovery’s exploration and development program, satisfactory achievement of License commitment’s and capital raising activities.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Discovery have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

October 16, 2017

