Form 10-Q
period 2017-11-30
Discovery Energy Corp.
filed 2018-01-16
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 143,040,396 as of January 16, 2018.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp.

Consolidated Balance Sheets

(Unaudited)

	November 30,	February 28,
	2017	2017
Assets
Current Assets
Cash	$479,309	$533,749
Prepaid expenses	38,789	18,783
Tax receivable	6,122	8,359
Total Current Assets	524,220	560,891
Oil and gas property – not subject to amortization (successful efforts method)	2,808,915	2,621,415
Other assets	37,925	38,440
Total Assets	$3,371,060	$3,220,746

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$651,693	$336,859
Accounts payable – related parties, net	69,278	139,948
Other liabilities	-	4,396
Total Current Liabilities	720,971	481,203
Derivative liabilities	14,990,471	8,221,135
Convertible debentures payable, net of debt discount of $4,925,394 and $4,680,580, respectively	1,437,106	556,920

Total Liabilities	17,148,548	9,259,258

Commitments and Contingencies

Stockholders' Deficit
Preferred stock – 10,000,000 shares authorized, zero issued and outstanding	-	-

Common stock – 500,000,000 shares authorized, $0.001 par value – 143,040,396 and 141,665,396 shares issued and outstanding, respectively	143,040	141,665
Additional paid-in capital	4,520,276	4,246,650
Accumulated other comprehensive income (loss)	2,958	(89,010)
Accumulated deficit	(18,443,762)	(10,337,817)

Total Stockholders' Deficit	(13,777,488)	(6,038,512)
Total Liabilities and Stockholders' Deficit	$3,371,060	$3,220,746

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended November 30, 2017 and 2016

(Unaudited)

	Three Months Ended November 30, 2017	Three Months Ended November 30, 2016	Nine Months Ended November 30, 2017	Nine Months Ended November 30, 2016
Operating Expenses
General and administrative	$18,594	$20,082	$199,789	$79,717
Exploration costs	126,986	461,982	449,148	3,004,210
Professional fees	215,473	62,334	474,586	236,044
Rent	2,542	2,710	8,237	7,797
Travel	1,751	6,429	77,007	34,830
Total operating expenses	365,346	553,537	1,208,767	3,362,598

Operating loss	(365,346)	(553,537)	(1,208,767)	(3,362,598)

Other Income (Expenses)
Interest expense	(543,795)	(251,040)	(1,591,591)	(5,227,931)
Change in fair value of derivative liabilities	(7,831,616)	579,371	(5,311,422)	836,355
Miscellaneous income	732	926	2,233	3,311
Gain on foreign currency transactions	130	135	3,602	135

Other income (expenses)	(8,374,549)	329,392	(6,897,178)	(4,388,130)

Net loss	$(8,739,895)	$(224,145)	$(8,105,945)	$(7,750,728)

Net loss per common share – basic and diluted	$(0.06)	$(0.00)	$(0.06)	$(0.06)
Weighted average number of common shares outstanding – basic and diluted	142,573,363	140,192,248	141,965,851	140,190,410

Comprehensive Income (Loss)
Net loss	$(8,739,895)	$(224,145)	$(8,105,945)	$(7,750,728)
Other comprehensive income – gain (loss) on foreign currency translation	(605)	17,408	91,968	(36,924)
Total comprehensive loss	$(8,740,500)	$(206,737)	$(8,013,977)	$(7,787,652)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Cash Flows

For the Nine Months Ended November 30, 2017 and 2016

(Unaudited)

	Nine Months Ended November 30, 2017	Nine Months Ended November 30, 2016
Cash flows used in operating activities
Net loss	$(8,105,945)	$(7,750,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	797,617	320,929
Change in fair value of derivative liabilities	5,311,422	(836,355)
Interest expense related to derivative liabilities in excess of debt	415,483	4,735,477
Foreign currency transaction gain	3,602	135
Changes in operating assets and liabilities:
Prepaid expenses	(20,006)	(4,745)
Tax receivable	2,237	(18,967)
Accounts payable and accrued liabilities	307,352	72,024
Accounts payable – related party, net	(70,670)	(10,990)
Net cash used in operating activities	(1,358,908)	(3,493,220)

Cash flows from investing activities
Cash paid for interest in unproved oil and gas properties	(187,500)	-
Cash paid for oil and gas property bond	-	(37,370)
Net cash flows used in investing activities	(187,500)	(37,370)

Cash flows from financing activities
Proceeds from borrowings on promissory notes – related party	-	6,400
Repayments on promissory notes – related party	-	(91,600)
Proceeds from issuance of convertible debentures	1,125,000	3,950,000
Repayments on notes payable	-	(200,000)
Proceeds from sale of common stock	275,000	50,000
Net cash flows provided by financing activities	1,400,000	3,714,800

Effect of foreign currency translation on cash	91,968	(36,924)

Change in cash during the period	(54,440)	147,286

Cash, beginning of the period	533,749	15,895

Cash, end of the period	$479,309	$163,181

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash investing and financing activities:
Debt discount on convertible debentures	$-	$215,699
Fair value of new derivative liabilities	$1,457,914	$3,734,000
Interest payable converted to principal on outstanding promissory notes	$-	$45,430

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Notes to the Unaudited Consolidated Financial Statements

1.	Nature of Operations and Basis of Presentation

The principal business of Discovery Energy Corp. (”Company”) is the exploration and development of the 584,651 gross acres (“Prospect”) in South Australia covered by Petroleum Exploration License PEL 512 (“License”). In May 2012, the Company incorporated a wholly-owned Australian subsidiary, Discovery Energy SA Ltd., for the purpose of acquiring a 100% working interest in the Licence. On May 25, 2016, its status changed to a private legal entity and its name to Discovery Energy SA Pty Ltd. (“Subsidiary”). The Company has not presently determined whether or not the Prospect, which overlies portions of the Cooper and Eromanga basins, contains any crude oil and/or natural gas reserves that are economically recoverable. While the Company’s present focus is on the Prospect, it may consider pursuing other attractive crude oil and/or natural gas exploration opportunities.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s February 28, 2017 Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented are reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to these financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended February 28, 2017, as reported on the related Form 10-K, have been omitted.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and the Subsidiary. Intercompany transactions and balances have been eliminated upon consolidation.

Reclassifications

Reclassifications were made to prior period amounts to conform to the current period presentation of these financial statements.

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

For the nine months ended November 30, 2017 and the year ended February 28, 2017, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

	Nine Months Ended	Year Ended
	November 30, 2017	February 28, 2017
Common Shares Issuable for:
Convertible debt	43,733,765	34,253,931
Stock warrants	19,125,000	17,625,000
	62,858,765	51,878,931

Comprehensive Income (Loss)

The Company recognizes currency translation adjustments as a component of comprehensive income (loss).

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation. At November 30, 2017, approximately $194,000 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

Oil and Gas Property and Exploration Costs

The Company is in the exploration stage of evaluating the Prospect and has not yet realized any revenues from its operations. It applies the successful efforts method of accounting for crude oil and natural gas properties. Under this method, exploration costs such as exploratory geological and geophysical costs, delay rentals and exploratory overhead are expensed as incurred. Costs to acquire mineral interests in crude oil and/or natural gas properties, drill and equip exploratory wells that find proved reserves and drill and equip development wells are capitalized. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proven crude oil and/or natural gas properties to the extent associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated. Capitalized costs from successful exploration and development activities associated with producing crude oil and/or natural gas leases, along with capitalized costs for support equipment and facilities, are amortized to expense using the unit-of-production method based on proved crude oil and/or natural gas reserves on a field-by-field basis, as estimated by qualified petroleum engineers.

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

Fair Value of Financial Instruments and Derivative Financial Instruments

The carrying amounts of cash, receivables, accounts payable, accrued liabilities and shareholder loans approximate their fair values due to the short maturity of these items. Certain fair value estimates may be subject to and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price, and/or interest rate market risks.

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in these financial statements and those reported for income tax purposes. The Company uses the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides a valuation allowance for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is not more likely than not.

The Company accounts for uncertain income tax positions by recognizing in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on examination by taxation authorities, based on the technical merits of the position.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using exchange rates prevailing at the balance sheet date. Non-monetary assets are translated at historical exchange rates, and revenue and expense items at average rates of exchange prevailing during the period. Differences resulting from translation are presented in equity as accumulated other comprehensive income (loss). Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Derivative Liabilities

In accordance with ASC 815-40-25 and ASC 815-10-15, “Derivatives and Hedging” and ASC 480-10-25, “Liabilities-Distinguishing Liabilities from Equity”, the embedded derivatives associated with the convertible debenture payable and warrant are accounted for as liabilities during the term of the related note payable and warrant.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

In accordance with Accounting Standards Update ("ASU") 2014-15, the Company has addressed the going concern issue in Note 3. The Company does not anticipate that the adoption of other recently issued accounting pronouncements will have a significant impact on its financial statements.

3.	Going Concern

These financial statements were prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity and/or debt financing to continue operations, successfully develop the Prospect and/or obtain producing properties with a goal of attaining profitable operations.

As of November 30, 2017, the Company had not generated any revenues and had an accumulated loss of $18,443,762 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern post the filing date of these financial statements. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Additional convertible debenture sales completed during the nine months ended November 30, 2017 are as follows:

•	On March 31, 2017, the Company sold a Senior Secured Convertible Debenture due May 27, 2021 with an original principal amount of $200,000. This new debenture bears an interest rate of 8% per annum and a conversion price of $0.20 per common share.

•	On July 5, 2017, the Company sold two Senior Secured Convertible Debentures due May 27, 2021, one in the original principal amount of $137,500 and the other in the original principal amount of $150,000 with conversion prices of $0.20 and $0.16 per common share, respectively. These two new debentures bear an interest rate of 8% per annum.

•	On September 19, 2017, the Company issued two Senior Secured Convertible Debentures due May 27, 2021 with original principal amounts of $400,000 and $100,000, respectively. These new debentures each bear an interest rate of 8% per annum and a conversion price of $0.16 per common share. Also on September 19, 2017, 1,500,000 warrants were issued to the purchaser of the $400,000 debenture, with an exercise price of $0.20 per common share.

•	On October 10, 2017, the Company issued a Senior Secured Convertible Debenture due May 27, 2021 with an original principal amount of $137,500. This new debenture bears an interest rate of 8% per annum and a conversion price of $0.20 per common share.

•	On September 26, 2017, the Company sold 1,250,000 shares of common stock, at a price of $0.20 per common share, to a private investor in exchange for gross proceeds of $250,000 pursuant to a private placement.

•	On November 30, 2017, the Company sold 125,000 shares of common stock, at a price of $0.20 per common share, to a private investor in exchange for gross proceeds of $25,000 pursuant to a private placement.

4.	Oil and Gas Properties

The License covers 584,651 gross acres in the State of South Australia. The License grants a 100% working interest in the preceding acreage, which overlies portions of the Cooper and Eromanga basins.

On October 26, 2012, a 100% interest in the License was officially issued to the Subsidiary.

On May 19, 2014, the Company received notice from the Government of South Australia that it had issued certain modifications to the License and had suspended the License for a period of six months. Such a suspension functions like an extension. Under the amended License, the Company is required to drill 7 exploratory wells rather than 12, as originally required. The 7 required wells must be drilled in years 3, 4, and 5 (2, 2, and 3 wells, respectively). The amount of required 2D seismic was also reduced to 100 kilometers (in year 3) from 250 kilometers (in year 2) but the total 3D seismic work guarantee increased to 500 square kilometers from 400 square kilometers. However, the 3D seismic survey requirement is spread over years 2, 3 and 4 (100, 200 and 200 sq. km. respectively). Subsequent to this modification and suspension, the Company received two additional six-month suspensions, one in February 2015 and one in July 2015 (this additional suspension commenced upon the conclusion of the suspension received in February 2015). In February 2016, the Company received a third additional suspension, which was for one year and which commenced upon the conclusion of the suspension received in July 2015. Combined, these three additional suspensions amount to an accumulated total suspension of two years.

On June 22, 2016, the Company terminated the February 2016 License suspension in preparation for a 3D seismic survey (the “Survey”) that was comprised of approximately 179 square kilometers on the southwest portion of the Prospect. After archaeological and environmental reviews of the survey area, fieldwork by the seismic contractor began on July 26, 2016, but was halted at the beginning of September due to weather conditions. Even though only security personnel remained in the area, the Survey was considered an active project. As a result, License Year 2 ran to the 365th day on October 5, 2016. The work crew returned thirteen days later and completed the Survey on October 30, 2016. The License was suspended again on November 1, 2016. The impact of this sequence of events is that the Company now has 339 days to complete the Year 3 work set out below, since the current License suspension expired on May 24, 2017. In June 2017, the License suspension was lifted in order to conduct an archeological and environmental survey of several potential drill sites located in the southern portion of the License. This type of survey is known as a Work Area Clearance (“WAC”).

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

As a result of the activities, modifications and suspensions described above, the remaining work commitments are now as follows:

*	Year 3 ending October 28, 2018 - Acquire additional 2D seismic data totaling at least 100 kilometers and acquire 3D seismic data totaling at least 200 square kilometers, and drill two wells.
*	Year 4 ending October 28, 2019 - Acquire additional 3D seismic data totaling at least 200 square kilometers and drill two wells.
*	Year 5 ending October 28, 2020 - Drill three wells.

On November 20, 2017, the Company entered into a Royalty Deed agreement with Liberty Petroleum Corp. for the acquisition of a further 1.5% Overriding Royalty Interest (“ORRI”) relating to the Prospect in exchange for cash paid of $187,500. Previously, the Company had acquired a 2.9% ORRI and now holds a total ORRI of 4.4% ORRI in the prospect.

5.	Related Party Transactions

As of November 30, 2017, and February 28, 2017, the Company owed $69,278 and $139,948, respectively, to certain Company directors for reimbursement of expenses paid on behalf of the Company.

On November 1, 2017, but effective as of March 1, 2017, the Company entered into a consulting agreement with Keith Spickelmier, the Company’s Chairman of the Board to provide certain consulting services to the Company. Under the terms of the agreement, the Company paid a consulting fee for fiscal year 2018 of $125,000.

6.	Convertible Debentures Payable

From May 27, 2016 through November 30, 2017, the Company issued eight rounds (I thru VIII) of senior secured convertible debentures, the proceeds of which have funded the initial 3D seismic survey with respect to the Prospect, the interpretation of seismic data acquired, expenses associated with the seismic survey, costs associated with the debenture issuances, and general and administrative expenses. The debentures are secured by virtually all of the Company’s assets owned directly or indirectly but for the License. As discussed elsewhere, the Company may in the future sell additional senior secured convertible debentures having the same terms as those currently outstanding. The table below provides a summary of the senior secured convertible debentures issued through November 30, 2017 and related debt discount and amortization details.

Round	Issue Date	Maturity Date	Interest Rate	Conversion Price	Principal Amount	Debt Discount	Debentures, net of Debt Discount
Outstanding as of February 28, 2017:
I	May 27, 2016	May 27, 2021	8%	$0.16	$3,500,000	$3,500,000
II	Aug 16, 2016	May 27, 2021	8%	$0.16	200,000	199,998
	Aug 16, 2016	May 27, 2021	8%	$0.16	250,000	250,000
III	Dec 30, 2016	May 27, 2021	8%	$0.16	287,500	237,587
IV	Feb 15, 2017	May 27, 2021	8%	$0.16	1,000,000	1,000,000
Amortized Discount as of February 28, 2017:						(507,005)
Balance as of February 28, 2017					5,237,500	4,680,580	$556,920
Activity for the nine months ended November 30, 2017:
V	Mar 31, 2017	May 27, 2021	8%	$0.20	200,000	200,000
VI	Jul 5, 2017	May 27, 2021	8%	$0.20	137,500	137,500
	Jul 5, 2017	May 27, 2021	8%	$0.16	150,000	150,000
VII	Sept 19, 2017	May 27, 2021	8%	$0.16	400,000	400,000
	Sept 19, 2017	May 27, 2021	8%	$0.16	100,000	82,125
VIII	Oct 10, 2017	May 27, 2021	8%	$0.20	137,500	72,806
Amortization for the nine months ended November 30, 2017:						(797,617)
Balance as of November 30, 2017					$6,362,500	$4,925,394	$1,437,106

The Company recognized $294,936 and $157,584 in debt discount amortization related to all of the debentures during the three months ended November 30, 2017 and November 30, 2016 respectively. The Company recognized $797,617 and $320,929 of debt discount amortization respectively during the nine months ended November 30, 2017 and November 30, 2016.

The Company recognized $133,282 and $80,284 in interest expense related to all of the debentures during the three months ended November 30, 2017 and November 30, 2016 respectively. The Company recognized $367,332 and $155,513 of interest expense respectively during the nine months ended November 30, 2017 and November 30, 2016.

7.	Derivative Liabilities

The debentures and related warrants issued by the Company contain a price-reset provision (“Reset Provision”) that gives rise to a derivative liability. The Company has measured its derivative liability at fair value and recognized the derivative value as a current liability and recorded the derivative value on its consolidated balance sheet. The derivative is valued primarily using a binomial latticed-based model based on unobservable inputs that are supported by little to no market activity. The Level 1 input is the stock price on the valuation date. The Level 2 inputs are the interest rate and expected volatility. There are no Level 3 inputs. These inputs represent management’s best estimate of what market participants would use in pricing the liability at the measurement date. Changes in the fair values of the derivative are recognized as earnings or losses in the current period in other income (expenses) on the consolidated statement of operations and comprehensive income (loss).

The changes in fair values of the derivative liabilities related to the debentures and warrants for the nine months ended November 30, 2017 are summarized as follows:

	# of Shares Subject to Warrants and Debentures	Fair Value

Balance, February 28, 2017	51,505,521	$8,221,135
Issuances	8,017,573	1,457,914
Changes	2,002,397	5,311,422
Balance, November 30, 2017	61,525,491	$14,990,471

The fair values of derivative liability related to the Reset Provision contained within the debentures and warrants as of November 30, 2017, and as of February 28, 2017, were estimated on the transaction dates and balance sheet dates under the following assumptions:

	November 30,	February 28,
	2017	2017

Market value of common stock on measurement date	$0.35	$0.25
Adjusted exercise price	$ 0.16 - 0.20	$ 0.16 - 0.20
Risk free interest rate	1.46% - 1.74%	1.28% - 1.76%
Debenture/warrant lives in years	1.49 - 3.49 years	2.24 - 4.24 years
Expected volatility	85.99% - 94.11%	75.46% - 86.83%
Expected dividend yield	-	-
Probability of stock offering in any period over 5 years	100%	100%
Offering price	$0.20	$0.20

The Company recognized net gain (loss) on the change in fair value of derivative liabilities of ($7,831,616) and $579,371 during the three months ended November 30, 2017 and November 30, 2016, respectively. For the nine months ended November 30, 2017 and November 30, 2016, the Company recognized net gain (loss) on the change in fair value of derivative liabilities of ($5,311,422) and $836,355, respectively.

8.	Stockholders’ Deficit

As of November 30, 2017 and February 28, 2017, the Company had 143,040,396 and 141,665,396 shares of its common stock issued and outstanding, respectively.

During the nine months ended November 30, 2017, the Company issued 1,375,000 shares of common stock for cash proceeds of $275,000.

Warrants

A summary of the activity in the Company’s warrants during the nine months ended November 30, 2017 is presented below:

	Number of Warrants	Weighted Average Exercise Price

Outstanding and exercisable at February 28, 2017	17,625,000	$0.20
Issued	1,500,000	$0.20
Outstanding and exercisable at November 30, 2017	19,125,000	$0.20

The intrinsic value of warrants outstanding at November 30, 2017 was $2,868,750.

9.	Subsequent Events

On January 3, 2018, the Company issued a Senior Secured Convertible Debenture due May 27, 2021 with an original principal amount of $137,500 to Texican Energy. This additional debenture bears an interest rate of 8% per annum and a conversion price of $0.20 per common share.

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

General

Discovery Energy Corp., (“Company”) was incorporated under the laws of the state of Nevada on May 24, 2006 under the name "Santos Resource Corp”. The Company’s current business plan is to explore and develop the 584,651 gross acres (“Prospect”) in the State of South Australia covered by Petroleum Exploration License PEL 512 (“License”). The License grants a 100% working interest in the preceding acreage, which overlies portions of the Cooper and Eromanga basins. The Company adopted this business plan near its fiscal 2012-year end, after having previously abandoned its initial business plan involving mining claims in Quebec, Canada and after it had been dormant from a business perspective for a period of time. In connection with the adoption of the current business plan, it had a change of control, a change of management, a change of corporate name, and a change of status from a “shell” company, as that term is defined in Rule 405 of the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.

Recently, the Company has made significant progress in executing its business plan. Milestones achieved include the following:

•	The completion of several major debt financings (“Debenture Financings”).The retirement of all historic indebtedness outstanding prior to the Debenture Financings, including all amounts owed to Liberty Petroleum Corporation (“Liberty”) and all amounts owed on loans made by management.
•	The completion of a 3D seismic survey covering an approximately 179 square kilometers section of the southwest portion of the Prospect.
•	The completion of an extensive 3D seismic interpretation project that included the analysis of data covering portions of the project and relevant publicly available 3D and well data from surrounding license areas.
•	The acquisition of a 4.4% Overriding Royalty Interest (“ORRI”) of the 18% base royalty interest that impacts the Prospect’s revenue interest.

These milestones were achieved despite a challenging worldwide decrease in the price of crude oil, which began in June 2014. The quoted price for Brent (benchmark for future sales from the Prospect) has recovered from its January 2016 low of US$28 per barrel, climbing to over US$66 per barrel at the end of December 2017. However, future crude oil prices remain uncertain and continued volatility is expected.

The Nike 3D Seismic Survey (“Survey”) was conducted by Terrex Pty Ltd. (“Terrex”) on the Prospect’s South Block. Terrex completed the Survey fieldwork on October 30, 2016. For Terrex’s services, the Company paid a “turnkey price” of approximately AU$3,057,000 (approximately US$2,379,000 based on the average exchange rate actually received on US$ funds advanced to pay Terrex). After completing the Survey, the Company suspended the License on its own initiative to preserve the end date for the third year of its work commitment and beyond. Subsequent to completion of the Survey fieldwork, the data gathered was delivered to a geophysical processor in Dallas, Texas. Through a series of technical steps, the raw data was converted to analytical quality information and delivered to its geophysical advisor just prior to the end of 2016. Interpretation of the processed data included advanced technical analysis by specialized consultants. The ongoing work has developed an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. These initial prospective locations were prioritized and the results were presented to a potential source of significant capital (“DEC Funding”) to finance an initial drilling program. The capital will be sought pursuant to an option arrangement that the Company has with DEC Funding and that is described in the section captioned “Liquidity and Capital Resources - Major Financing Efforts and Other Sources of Capital” below. If DEC Funding does not elect to provide financing, an alternative major capital raise will be necessary to continue moving the Company’s business plan forward. In the interim, efforts are ongoing to raise limited amounts of additional capital to cover ongoing general and administrative expenses. No assurance can be provided that the Company will be able to obtain additional funding.

In the remainder of this Report, Australian dollar amounts are prefaced by “AU$” while United States dollar amounts are prefaced simply by “$” or (when used in close proximity to Australian dollar amounts) by “US$.” When United States dollar amounts are given as equivalents of Australian dollar amounts, such United States dollar amounts are approximations only and not exact figures. During the three months ended November 30, 2017 exchange rates varied from a low of US$1.00/AU$1.2314 to a high of US$1.00/AU$1.3268. Over the nine months ended November 30, 2017, exchange rates ranged from a low of US$1.00/AU$1.2314 to a high of US$1.00/AU$1.3602.

Plan of Operation

General

The Company is primarily focused on the exploration, development and production of crude oil and/or natural gas on the Prospect in an effort to develop crude oil and/or natural gas reserves. Its principal products will be crude oil and/or natural gas. The Company’s development strategy is being directed toward the multi-pay target areas of South Australia, with a principal focus on the prolific Cooper/Eromanga Basin, towards initiating and rapidly expanding production rates and proving up significant reserves primarily through exploratory drilling. The Company’s mission is to generate superior returns for its shareholders by working with industry partners, suppliers and local community leaders to build a focused exploration and production company with strong development assets in the crude oil and natural gas energy sector.

In the right circumstances, the Company might assume the entire risk of the drilling and development of the Prospect. More likely, it will determine that these activities can be more effectively pursued by inviting industry participants to share the risks and the rewards of the Prospect by financing some or all of the costs of drilling, completing and equipping wells for production. Such arrangements are frequently referred to as "farm-outs." In such cases, the Company may retain a carried working interest or a reversionary interest, and might be required to finance all or a portion of its proportional share in the Prospect. Although this approach will reduce the Company’s potential net cash flow from the Prospect should the drilling operations prove successful, it will also reduce the Company’s risk exposure and financial commitment to the exploration and development phase of the project. Prospective farmout partners have already indicated interest in committing financial and other resources to this exploration effort.

There can be no assurance that exploratory, development and production activities will be successful. The crude oil and natural gas business involves numerous risks, the principal ones of which are discussed in the Company’s 2017 Annual Report on Form 10-K in “Item 1A. Risk Factors - RISKS RELATING TO OUR INDUSTRY.”

Although the Company’s primary focus is on the exploration and development of the Prospect, information has been exchanged and discussions have been held regarding possible acquisition of, or participation in, other crude oil and natural gas opportunities. None of these discussions has, to date, led to any agreements in principle. Nevertheless, given an attractive opportunity and the Company’s ability to consummate the same, the Company could acquire one or more additional crude oil and/or natural gas properties, or participate in one or more additional crude oil and/or natural gas opportunities.

Recent Activities

The Company is currently in Year 3 of its License commitment exploration activities on the Prospect. Extensive geological and geophysical work has been completed and the Company is planning for exploratory drilling operations as required by the License. However, the Company does not have any estimates of crude oil and/or natural gas reserves and, consequently, the Company has not reported any reserve estimates to any governmental authority.

The License is subject to a five-year work program commitment. The five-year work commitment relating to the License imposes certain financial obligations. The Company has received from the South Australian Energy Resources Division (“SAERD”) several extensions of the annual work commitments relating to the License.

The one-year License suspension granted in February 2016 by the South Australian government was lifted in late June 2016 in order to conduct the Survey. The fieldwork portion of the project was scheduled for completion at the end of September 2016. However, weather delayed the completion until October 30, 2016, when the License was again suspended.

The Survey report was submitted to the South Australian government on November 24, 2016. In management’s view, the geotechnical work completed in the first and second years was sufficient to satisfy the License work requirements, and the Company’s reports in connection with these activities were filed in a timely manner with the South Australian government. The Company has received no comments from the government relating to work described in those reports.

On June 20, 2017, the Company completed its archeological, environmental and operational surveys of the prospective drilling locations identified as a result of the interpretation work associated with the Survey. Initial reports from this Work Area Clearance (“WAC”) survey identified minor issues that will not materially affect operational planning, well design or estimated costs.

Subsequent to completing the WAC, management requested that the government suspend the License for a period of nine months to allow sufficient time to finalize drilling plans, complete financing arrangements and contract the services required to drill multiple exploratory wells in the southern portion of the License area. This request was granted on July 17, 2017 resulting in a six-month extension from SAERD effective from July 5, 2017 to January 4, 2018 resulting in a new expiration date of October 28, 2020.

In view of the activity, modifications and suspensions, the remaining work commitments involve the following:

•	Year 3 ending October 28, 2018 - Acquire additional 2D seismic data totaling at least 100 kilometers and acquire 3D seismic data totaling at least 200 square kilometers, and drill two wells.
•	Year 4 ending October 28, 2019 - Acquire additional 3D seismic data totaling at least 200 square kilometers and drill two wells.
•	Year 5 ending October 28, 2020 - Drill three wells.

The costs of the equipment and services that must be obtained to fulfill this work commitment program will vary based on both local and international demand for such products by other industry participants actively involved in exploration for and production of crude oil and/or natural gas. Prevailing prices for the equipment and services will be subject to significant fluctuations. As a result of the significant crude oil price decline described above, market prices for these items did decrease significantly. This resulted in lower than originally estimated costs for the Survey. Management will continue to pursue its cost containment focus as it prepares for the next stage of Prospect exploration.

The Company cannot provide assurance that it will discover commercially producible amounts of crude oil and/or natural gas. Moreover, at the present time, it cannot finance the initial phase of its plan of operation solely through its own current resources.

Therefore, the Company has undertaken certain financing activities described in the “Liquidity and Capital Requirements - Major Financing Efforts and Other Sources of Capital” section below. The success of the initial phase of the Company’s plan of operation depends upon its ability to obtain additional capital to acquire seismic data with respect to the Prospect, and to drill exploratory and developmental wells. The Company cannot provide assurance that it will obtain the necessary capital.

Management foresees no unusual difficulties in procuring the services of one or more qualified operators and drillers in connection with the initial phase of its plan of operation, although a considerable increase in drilling activity in the area of the Prospect could make it difficult (and more expensive) to procure operating and drilling services. In all circumstances, the operator will be responsible for all regulatory compliance requirements regarding each well, including all necessary permitting. In addition to regulatory compliance, the operator will be responsible for hiring the drilling contractor, geologist and petroleum engineer to make final decisions relative to the zones to be targeted, well design, and bore-hole drilling and logging for each well. Should any of the wells be successful, the operator would thereafter be responsible for completing the well, installing production facilities and contracting for transportation services, if economically appropriate. Management expects that the Company will pay third party operators (i.e. not joint venture partners with the Company) commercially prevailing rates.

The contract operator (“Operator”) will be the caretaker of each well once production has commenced. Additionally, the Operator will formulate and deliver to each working interest owner an operating agreement establishing each participant's rights and obligations in each individual well based on the location of the well and the ownership interests associated with it. The Operator will also be responsible for paying bills related to each well, billing working interest owners for their proportionate share of expenses in drilling and completing each well, and selling the crude oil and/or natural gas produced. Unless each interest owner will sell its production separately, the Operator will collect sales proceeds from crude oil and/or natural gas purchasers, and, once a division order has been established and confirmed by each interest owner, the Operator will distribute proceeds to each interest owner in accordance with its appropriate ownership interest. The Operator will not perform these functions when an interest owner sells its production separately, in which case that interest owner will undertake these activities independent of the other owners interest. After production commences, the Operator will also be responsible for maintaining each well and the wellhead site during the entire term of production or until such time as the Operator has been replaced.

The principal crude oil, natural gas and gas liquids transportation hub for the region of South Australia surrounding the Prospect is located in the vicinity of Moomba. This processing and transportation center is approximately 60 km (36 miles) due east of the Prospect's eastern boundary and about 64 km (40 miles) from the Company’s expected initial drill sites. These drill sites are located approximately 32 km (20 miles) from a privately-owned terminal for trucking oil to Lycium. The Lycium Hub is also the terminal point for a main trunk line with 20,000 barrels per day of capacity, which delivers oil to the Moomba Processing Facility. If the Operator is unable to enter into a suitable contractual arrangement with the owner of the terminal in Lycium, arrangements will be made to truck the oil directly to the Moomba facility, which is responsible for transporting oil produced from the region to various markets via its extensive pipeline system.

Large capacity pipelines deliver crude oil and natural gas liquids from Moomba south to Port Bonython (Whyalla). Natural gas is moved south to Adelaide and east to Sydney. A gas transmission pipeline also connects Moomba to Ballera, which is located north-eastward in the State of Queensland. From Ballera natural gas can be moved to Brisbane and Gladstone, where a liquefied natural gas (LNG) project is under development. The Moomba treating and transportation facilities and the southward pipelines were developed and are operated by a producer consortium led by Santos Limited.

Management is unable to accurately predict transportation costs before first production occurs. The cost of installing infrastructure to deliver production from well sites to Moomba or elsewhere will vary depending upon distance traversed, negotiated handling/treating fees and pipeline tariffs.

Results of Operations

Results of operations for the three- and nine-month periods ended November 30, 2017 and 2016 are summarized in the table below:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016

Revenue	$-	$-	$-	$-
Operating expenses	(365,346)	(553,537)	(1,208,767)	(3,362,598)
Other income (expenses)	(8,374,549)	329,392	(6,897,178)	(4,388,130)
Net loss	$(8,739,895)	$(224,145)	$(8,105,945)	$(7,750,728)

Operating expenses for the three- and nine-month periods ended November 30, 2017 and 2016 are listed in the table below:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016

General and administrative	$18,594	$20,082	$199,789	$79,717
Exploration costs	126,986	461,982	449,148	3,004,210
Professional fees	215,473	62,334	474,586	236,044
Rent	2,542	2,710	8,237	7,797
Travel	1,751	6,429	77,007	34,830
Total operating expenses	$365,346	$553,537	$1,208,767	$3,362,598

Results of Operations for the Three-Month Periods Ended November 30, 2017 and 2016

Revenues. The Company did not earn any revenues for either the quarter ended November 30, 2017 or the similar period in 2016. Sales revenues are not anticipated until such time as the Prospect has commenced commercial production of crude oil and/or natural gas. As the Company is presently in the exploration stage of its plan, no assurance can be provided that commercially exploitable hydrocarbon reserves on the Prospect will be discovered, or if such amounts are discovered, that the Prospect will commence commercial production.

Operating expenses. Total operating expenses incurred during the three-month period ended November 30, 2017 were 34% lower than those incurred during the three-month period ended November 30, 2016. The decrease of approximately $188,000 reflects reduced expenses incurred in all expense categories (especially for exploration costs) excluding professional fees. These results reflect reduced levels of both exploration and financing activities.

Exploration costs decreased during the quarter ended November 30, 2017 by approximately $335,000 compared to the similar period in 2016. This decrease is a result of the completion of the geophysical and geological interpretation and analysis of the Survey data mostly in prior periods, offset to some extent for continuing efforts to identify specific drilling prospects based on that analysis.

Professional fees for the quarter ended November 30, 2017 increased approximately $153,000, or 246% compared to the quarter ended November 30, 2016 due primarily to an increase in services rendered for consultancy fees related to capital raising.

General and administrative expenses decreased about $1,500 during the quarter ended November 30, 2017 compared to the same period last fiscal year.

Other income (expenses). The Company had net other expense in the amount of $8,374,549 for the quarter ended November 30, 2017 compared to net other income in the amount of $329,392 for the quarter ended November 30, 2016, representing a change in the amount of approximately $8,700,000, which is mostly attributable to the $7,831,616 loss from the change in the valuation of the derivative liability associated with the debentures, in addition to increased interest expense of $292,755 also associated with the debentures during the three-month period ended November 30, 2017. These expenses are non-cash, including the Debenture interest that is added to the outstanding balances of the Debenture in lieu of the payment thereof.

Net loss. The Company had a net loss in the amount of $8,739,895 for the quarter ended November 30, 2017 compared to a net loss in the amount of $224,145 for the quarter ended November 30, 2016, representing a change of approximately $8,516,000. Approximately 98% of the increase is attributable to the change in the calculated value of the derivative liability associated with the debentures. On a per share basis, income for the three-month period ended November 30, 2017 was $0.06 and loss for the three-month period ended November 30, 2016 was nil.

Results of Operations for the Nine-month Periods Ended November 30, 2017 and 2016

Revenues. The Company did not earn any revenues for either the nine months ended November 30, 2017 or the similar period in 2016. Sales revenues are not anticipated until such time as the Prospect has commenced commercial production of crude oil and/or natural gas. As the Company is presently in the exploration stage of its plan, no assurance can be provided that commercially exploitable hydrocarbon reserves on the Prospect will be discovered, or if such amounts are discovered, that the Prospect will commence commercial production.

Operating expenses. Total operating expenses incurred during the nine months ended November 30, 2017 were 64% lower than those incurred during the nine months ended November 30, 2016. The decrease of approximately $2.2 million reflects substantially reduced expenses incurred in exploration costs.

Exploration costs decreased during the nine months ended November 30, 2017 by about $2.6 million compared to the similar period in 2016. This decrease is a result of the completion of the geophysical and geological interpretation and analysis of the Survey data mostly in prior periods, offset to some extent for continuing efforts to identify specific drilling prospects based on that analysis.

Professional fees for the nine months ended November 30, 2017 increased approximately $239,000, or 101% compared to the nine months ended November 30, 2016 due primarily to an increase in services rendered for capital raising consultancy, operations management, legal, and financial reporting activities, including derivative valuation modeling associated with the Company’s debentures.

General and administrative expenses were about $120,000 higher for the nine months ended November 30, 2017 compared to the same period in the prior fiscal year. A major component of this difference is the approximately $90,000 change in the valuation of certain Australian assets due to fluctuations in the value of the Australian dollar relative to the US dollar, compared to a change of about $15,000 during the nine months ended November 30, 2016. Meals and entertainment expense increased about $43,000 due to increased fund-raising activity.  Small increases in communications, conventions and seminars, were offset by a decrease in Securities and Exchange Commission (“SEC”) reporting expense.

Other income (expenses). The Company had net other expenses in the amount of approximately $6.9 million for the nine months ended November 30, 2017 compared to net other expenses in the amount of approximately $4.4 million for the nine months ended November 30, 2016, representing a net increase of approximately $2.5 million. This increase in net other expenses is mostly attributable to an approximately $6.1 million increase in expense due to a negative change in the valuation of the derivative liability associated with the debentures, offset by a reduction in debt discount recorded as interest expense also associated with the debentures of approximately $3.6 million. These expenses are non-cash, including the debenture interest that is paid by committing to issue additional shares of common stock.

Net loss. The Company had a net loss in the amount of approximately $8.1 million for the nine months ended November 30, 2017 compared to a net loss in the amount of approximately $7.8 million for the nine months ended November 30, 2016, representing a change in the amount of approximately $355,000. The increase in the net loss of approximately $355,000 is mostly attributable to an approximately $6.1 million loss from the change in the valuation of the derivative liability associated with the debentures, decreased interest expense of approximately $3.5 million also associated with the debentures, decreased exploration costs of $2.6 million, increased professional fees of approximately $239,000, and increased general and administrative expenses of $120,000 during the nine-month period ended November 30, 2017.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Liquidity and Capital Resources

Financing History and Immediate, Short-Term Capital Needs

From January 2012 through May 27, 2016, the Company financed its business activities primarily through private placements of shares of common stock. During that period, it conducted several rounds of equity financing in which it raised total “seed” capital in the amount of $2,723,750 resulting in the issuance of 19,657,501 shares of the Company’s common stock. Moreover, from time to time, officers and directors, of the Company provided short-term bridge funding. These advances were repaid out of the proceeds from the Debenture Financings.

Since May 2016, the Company has successfully completed a series of placements of Debentures (debt instruments convertible into shares of the Company’s common stock). The Debentures were issued pursuant to a Securities Purchase Agreement executed on May 27, 2016. Through the date of this report, Debentures having an aggregate original principal amount of $6.5 million have been placed. In conjunction with certain Debentures, warrants were issued that give the holder the right to purchase up to a maximum of 19,125,000 shares of the Company’s common stock at an initial per-share exercise price of $0.20.

The first Debenture placement involved the issuance to a single investor (“DEC Funding”) a Debenture having an original principal amount of $3.5 million. Subsequent to this first placement, seven additional Debenture placements have occurred, to one or both of the Original Investor or an additional investor (“Texican”). DEC Funding has received all of the issued warrants.

The following Debenture Financings have been placed:

•	On May 27, 2016, pursuant to a securities purchase agreement, the Company sold a $3.5 million senior secured convertible debenture to DEC Funding, LLC. The Debenture is due on May 27, 2021 and bears interest at 8% per annum. The conversion price for the Debenture is $0.16, subject to certain adjustments that are believed to be customary in transactions of this nature. The Initial Debenture sale transaction included warrants to purchase 13,125,000 shares of the Company’s common stock at $0.20. These warrants have a three-year term;
•	On August 16, 2016, the Company entered into a first amendment to the agreement that the Company entered into on May 27, 2016 with DEC Funding. Pursuant to the amendment, the Company sold to DEC Funding, a Debenture having an original principal amount of $200,000, and to Texican a Debenture in the amount of $250,000. The Debenture has a due date of May 27, 2021, an initial conversion price of $0.16 and bears interest at a rate of 8% per annum. Warrants for DEC Funding to purchase up to a maximum of 750,000 Common Shares at $0.20 were also included in this transaction;
•	On December 30, 2016, the Company sold a Debenture to Texican due May 27, 2021 having an original principal amount of $287,500. The Debenture has a due date of May 27, 2021, an initial conversion price of $0.16 and bears interest at a rate of 8% per annum;
•	On February 15, 2017, the Company sold a Debenture in the amount of $1,000,000 to DEC Funding. Warrants to purchase up to a maximum of 3,750,000 Common Shares at $0.20 were also included in this transaction. The Debenture has a due date of May 27, 2021, an initial conversion price of $0.16 and bears interest at a rate of 8% per annum;
•	On March 31, 2017, a Debenture with an original principal amount of $200,000 was sold to Texican. The Debenture has a due date of May 27, 2021, an initial conversion price of $0.20 and bears interest at a rate of 8% per annum;
•	On July 5, 2017, two Debentures with an original principal amount of $137,500 and $150,000 was sold to Texican. The Debentures have a due date of May 27, 2021, with an initial conversion price of $0.20 and $0.16 respectively and bears interest at a rate of 8% per annum;
•	On September 19, 2017, a Debenture with an original principal amount of $400,000 was sold to DEC Funding. The Debenture has a due date of May 27, 2021, an initial conversion price of $0.16 and bears interest at a rate of 8% per annum. Warrants for DEC Funding to purchase up to a maximum of 1,500,000 common shares at $0.20 were also included in this transaction;
•	On September 19, 2017, a Debenture with an original principal amount of $100,000 was sold to Texican. The Debenture has a due date of May 27, 2021, an initial conversion price of $0.16 and bears interest at a rate of 8% per annum.
•	On October 10, 2017, a Debenture with an original principal amount of $137,500 was sold to Texican. The Debenture has a due date of May 27, 2021, an initial conversion price of $0.20 and bears interest at a rate of 8% per annum.

Subsequent Financing Event

•	On January 3, 2018, a Debenture with an original principal amount of $137,500 was sold to Texican. The Debenture has a due date of May 27, 2021, an initial conversion price of $0.20 and bears interest at a rate of 8% per annum.

The proceeds from the Debenture placements have generally been used to fund the acquisition, processing and interpretation of the Survey data and payment of the Company’s and the Debenture holders’ expenses associated with the placements. A portion of these proceeds have been used to retire all of the outstanding indebtedness, including the amounts owed to Liberty Petroleum, the loans made by management, and for the acquisition of a 4.4% ORRI relating to the Prospect. Funds were also used for payment of general and administrative expenses.

In addition to the preceding, a portion of the proceeds from the issuance of Debentures to Texican was used to pay Rincon Energy, LLC pursuant to a geophysical consulting agreement. As of the date of this report and pursuant to the Securities Purchase Agreement as amended, Texican has the right, but not the obligation, to acquire additional Debentures having an aggregate original principal amount of $350,000.

As of November 30, 2017, the Company had approximately $479,000 of cash on hand, and had negative working capital of about $197,000. Subsequent to the end of the reporting period, the Company raised an additional $137,500.

Management believes that the cash on hand, as of the date of this report, will be sufficient to finance the Company’s general and administrative expenses through the end of February, 2018, although no assurance of this can be provided. However, this amount of cash is insufficient to allow the Company to fulfill its work commitment obligations in a timely manner. A plan for financing these obligations is discussed below. Management intends to finance all of the general and administrative expenses in a two ways beyond available cash on hand. First, management is undertaking to raise up to $1.66 million through a private placement of shares of the Company common stock. Second, Texican holds options to purchase additional Debentures having an aggregate original principal amount of $350,000. If successful in raising $1.7 million in the private placement and Texican exercises all of its options, it is estimated that the related net proceeds will be sufficient to finance general and administrative activities through February 28, 2019. However, no assurance can be given that these amounts will be adequate. Moreover, no assurance can be provided of successfully raising any additional funds for this purpose. Furthermore, as previously stated, the funds from the private placement and the issuance of the Debentures optioned in favor of Texican will not be sufficient to satisfy work commitments for future years in any meaningful way.

Long-Term Capital Needs

The five-year work commitments relating to the License impose certain obligations on the Company. The work requirements of the first two years, which included geotechnical studies and the Survey, have been completed and reports and certain work materials have been submitted as required by the South Australian government. Going forward, additional funds will be required to meet the seismic and drilling obligations of License Years 3, 4 and 5. Working capital will also be needed to satisfy general and administrative expenses. Between January 2018 and October 2020, approximately $23 million in additional capital will be required to continue operations and satisfy the obligations for the remainder of the work commitment. If all of the proceeds described in the preceding section regarding the private placement and additional sale of Debentures optioned to Texican are raised and DEC Funding exercises its options described in the following section to invest an additional $20.0 million, the Company estimates that it will have sufficient capital to meet the remaining work commitments specified in the License and to fund operations. However, no assurance of this outcome can be provided.

If successful with the early wells, the Company will continue with a full development plan, the scope of which is now uncertain but will be based on technical analysis of seismic data, field drilling and log reports, production history and costs estimates. However, all of the preceding plans are subject to the availability of sufficient funding and the receipt of all governmental approvals. The Company does not now have sufficient available funds to undertake these tasks, and will need to procure a joint venture partner or raise additional funds from private and institutional investors and/or public capital markets.

Failure to procure a joint venture partner or raise additional funds will preclude the Company from pursuing its business plan, as well as exposing it to the loss of the License, as discussed below. Moreover, if the business plan proceeds as just described, but the initial wells do not prove to hold producible reserves, the Company could be forced to cease its initial exploration efforts on the Prospect.

Major Financing Efforts and Other Sources of Capital

Our capital strategy for most of the Company’s fiscal 2016, all of fiscal 2017 and thereafter has been, and continues to be, to attempt to engage in a single major capital raising transaction to provide sufficient funds to satisfy the Company’s capital needs for a number of years to come. While management did not completely abandon this strategy, it did shift its emphasis in an effort to try to engage in one or more smaller capital raising transactions to provide sufficient funds to satisfy ongoing and future capital needs. Beginning in May 2016 and since then, the Company has completed a series of placements of its Debentures having an aggregate original principal amount of $6.5 million. The Company’s plan for financing its general and administrative expenses is described in the section captioned “Financing History and Immediate, Short-Term Capital Needs” above. The Company’s plan for financing its work commitments is described in the following paragraph.

DEC Funding has options to purchase additional Debentures having an aggregate original principal amount of up to $20.0 million and featuring an initial conversion price of $0.20 for each common share acquired upon conversion. These options may be exercised in two tranches, each involving $10.0 million of Debentures, on or before January 31, 2018 and July 31, 2018, respectively. Presently, the Company’s primary targeted source for funds to finance its work commitment is this option arrangement. The interpretation and analysis of the Survey resulted in an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. These initial prospective locations were prioritized and the results were presented to DEC Funding. If DEC Funding does not elect to provide additional financing, or if DEC Funding only exercises the first $10 million tranche of the option arrangement but not the second $10 million tranche, the Company will need to complete an alternative major capital raising transaction to continue moving its business plan forward. While alternative investors continue to express an interest in investing in the Company, to date no alternative investor has entered into any agreements in principle much less binding agreements. If DEC Funding does not fully exercise its options and the Company is unable to readily procure an adequate alternative investment, its strategy would be to attempt to suspend and extend the License until adequate funds are obtained. The Company has no assurance that it will be able to do so, nor can it provide any assurance that it will secure a joint venture partner. Moreover, any joint venture arrangement would need to be approved by each Debenture holder.

Sales from production as a result of successful exploration and drilling efforts would provide the Company with incoming cash flow. The proved reserves associated with production would most likely increase the value of the Company’s rights in the Prospect. This, in turn, should enable the Company to obtain bank financing (after the wells have produced for a period of time to satisfy the lenders requirements). Both of these results would enable the Company to continue with its development activities. Positive cash flow is a critical success factor for the Company’s plan of operation in the long run. Management believes that, if its plan of operation successfully progresses (and production is realized) as planned, sufficient cash flow and debt financing will be available for purposes of properly pursuing the Company’s plan of operation, although the Company can make no assurances in this regard.

Finally, to reduce its cash requirements, the Company might attempt to satisfy some of its obligations by issuing shares of its common stock, which would result in dilution in the percentage ownership interests of its existing shareholders and could result in dilution of the net asset value per share of its existing stockholders.

Consequences of a Financing Failure

If required financing is not available on acceptable terms, the Company could be prevented from satisfying its work commitment obligations or developing the Prospect to the point that it is able to repay the Debentures, which become due in May 2021. Failure to satisfy work commitment obligations could result in the eventual loss of the License and the total loss of the Company’s assets and properties. Failure to timely pay the Debentures could result in the eventual exercise of the rights of a secured creditor and the possible partial or total loss of the Company’s assets and properties. Failure to procure required financing on acceptable terms could prevent the Company from developing the Prospect. If any of the preceding events were to occur, the Company could be forced to cease its operations, which could result in a complete loss of stockholders’ equity. If additional financing is not obtained through an equity or debt offering, the Company could find it necessary to sell all or some portion of the Prospect under unfavorable circumstances and at an undesirable price. However, no assurance can be provided that the Company will be able to find interested buyers or that the funds received from any such partial sale would be adequate to fund additional activities. Future liquidity will depend upon numerous factors, including the success of the Company’s exploration and development program, satisfactory achievement of License commitment’s and capital raising activities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Exchange Act Rule 13a 15(e) and Rule 15d 15(e) as of the end of the period covered by this quarterly report was completed. Based on this evaluation, the principal executive officer and principal financial officer have determined that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness and an ineffective element of the Company’s financial procedures. Therefore, the principal executive officer and principal financial officer believe that disclosure controls and procedures are not sufficiently effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that disclosure and controls designed to ensure that information required to be disclosed in Company filings or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. With the addition of a Controller in August 2017 and the implementation of a number of accounting and financial statement preparation and review processes, the financial controls of the Company have been improved. However, additional improvements in internal controls will be necessary to fully address the significant deficiencies and material weaknesses.

Limitations on Effectiveness of Controls and Procedures

The Chief Executive Officer and Chief Financial Officer, as well as other members of management, do not expect that disclosure control procedures and/or internal controls will prevent all potential errors and/or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the actions or inactions of one or more individuals and/or by management override of various controls. Also, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving stated goals under all potential future conditions. Over time, controls could become inadequate due to changes in internal and/or external conditions, or a deterioration in the degree of staff and/or systems compliance with the standards, policies and procedures of the Company.

Changes in Internal Controls over Financial Reporting

Other than the changes noted above, there have not been any changes in our internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period of this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During October and November 2017, the Company issued an aggregate of 1,375,000 shares of common stock, at a price of $0.20 per common share, to two private investors in exchange for aggregate gross proceeds of $275,000. The issuances of these shares are claimed to be effective pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Act”) and Rule 506(b) of Regulation D under the Act. No advertising or general solicitation was employed in the offering of these securities. The offering and sale were made only to accredited investors, and subsequent transfers were restricted in accordance with the requirements of the Act. None of these securities were registered under the Act, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements.

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

January 16, 2018

