Form 10-K
period 2018-02-28
Discovery Energy Corp.
filed 2018-06-08
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $8,240,243.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 143,040,396 as of June 5, 2018

DOCUMENTS INCORPORATED BY REFERENCE

None.

DISCOVERY ENERGY CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2018

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in our other Securities and Exchange Commission filings.

PART I

Item 1. Business.

General

Discovery Energy Corp., (the “Company“ or ”Discovery”) was incorporated under the laws of the state of Nevada on May 24, 2006 under the name “Santos Resource Corp”. The Company’s current business plan is to explore and develop the 584,651 gross acres (the “Prospect”) in the State of South Australia covered by Petroleum Exploration License PEL 512 (the “License”). The License grants a 100% working interest in the preceding acreage, which overlies portions of the Cooper and Eromanga basins. The Company adopted this business plan near its fiscal 2012-year end, after having previously abandoned its initial business plan involving mining claims in Quebec, Canada and after it had been dormant, from a business perspective, for a period of time. In connection with the adoption of the current business plan, it had a change of control, a change of management, a change of corporate name, and a change of status from a “shell” company, as that term is defined in Rule 405 of the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.

In its 2018 fiscal year, the Company primarily focused on the following activities:

●	The Company continued its efforts to complete a major financing so that the Company could commence its initial drilling program. Although the Company was not able to complete such a financing, it was able to raise additional funds in fiscal 2018 in the approximate aggregate amount of $1.54 million through the Company’s on-going debenture financing (the “Debenture Financing”) and in private placements of its common shares.
●	The Company further analyzed and identified initial drill sites based on a 3D seismic survey (the Nike 3D Seismic Survey, which is referred to herein as the “Survey”) covering an approximately 179 square kilometers section of the southwest portion of the Prospect. The Survey was conducted by Terrex Pty Ltd. (“Terrex”) on the Prospect’s South Block. Terrex completed the Survey fieldwork on October 30, 2016. For Terrex’s services, the Company paid a “turnkey price” of approximately AU$3,057,000 (approximately US$2,379,000 based on the average exchange rate actually received on US$ funds advanced to pay Terrex). After completing the Survey, the Company suspended the License on its own initiative to preserve the end date for the third year of its work commitment and beyond. Subsequent to completion of the Survey fieldwork, the data gathered was delivered to a geophysical processor in Dallas, Texas. Through a series of technical steps, the raw data was converted to analytical quality information and delivered to its geophysical advisor just prior to the end of 2016. Interpretation of the processed data included advanced technical analysis by specialized consultants. The ongoing work has developed an inventory of more than 30 leads judged to be potential areas of crude oil accumulations, and the Company has prioritized these initial prospective locations for presentations to potential sources of significant capital.
●	In three transactions, the Company acquired portions of an original 7.0% royalty interest relating to the Prospect retained by the person who, in effect, transferred and sold the License to the Company. Added to the portion of such royalty interest that the Company previously acquired, the Company now owns an aggregate 5.0% royalty interest, while the previous holders of the original 7.0% interest continue to hold a 2.0% royalty interest.

During fiscal 2018, the Company, unfortunately, experienced some project funding setbacks. As part of the Debenture Financing, the Company granted to the purchaser (the “Original Investor”) of the largest portion of the debentures (the “Debentures”) comprising this financing, options to purchase additional Debentures having an aggregate original principal amount of up to $20.0 million. These options were exercisable in two tranches, each involving $10.0 million of Debentures, one on or before January 31, 2018 and (provided that the first tranche was timely exercised) the other on or before July 31, 2018. The Original Investor declined to exercise the option with respect to the first tranche by its January 31, 2018 deadline. Accordingly, options for both tranches have now expired. Despite the expirations of these options, the Company is engaged in continuing discussions with the Original Investor and other potential investors regarding a possible financing transaction of which the Original Investor would be a significant participant. The option arrangement that the Company had with the Original Investor was the primary targeted source of funds to finance its License work commitments. With this arrangement no longer in force, the Company needs to complete an alternative major capital raising transaction (involving or not involving the Original Investor) or obtain a joint venture partner, or both, to continue moving forward on its work commitments. While alternative investors and potential joint venture partners continue to express interest in establishing a relationship with the Company, to date no alternative investor or joint venture partner has entered into any agreement in principle much less a binding agreement. If an adequate alternative investor or joint venture partner is not secured, the Company’s strategy would be to attempt to suspend and extend its petroleum exploration license until adequate funds and/or joint venture partner are obtained. There is no assurance that this will be achieved. Moreover, any joint venture arrangement would need to be approved by each Debenture holder.

In the remainder of this Report, Australian dollar amounts are prefaced by “AU$” while United States dollar amounts are prefaced simply by “$” or (when used in close proximity to Australian dollar amounts) by “US$.” When United States dollar amounts are given as equivalents of Australian dollar amounts, such United States dollar amounts are approximations only and not exact figures. During the past year, the exchange rate has varied from a low of US$1.00/AU$1.23 to a high of US$1.00/AU$1.36. On February 28, 2018 the exchange rate was US$1.00/AU$1.28.

Debenture Financing

General. Beginning in May 2016 and since then, the Company has closed on a series of placements of Senior Secured Convertible Debentures due May 27, 2021 (singly a “Debenture” and collectively the “Debentures”). The Debentures were issued pursuant to a securities purchase agreement (the “Securities Agreement”) dated May 27, 2016 and related documentation. The Securities Agreement has since been amended twice. Pursuant to the Securities Agreement, the following securities have been issued through the date of this Report:

*	Debentures having an aggregate original principal amount of $6,850,000, and

*	warrants to purchase up to a maximum of 19,125,000 shares (prior to any required adjustment) of the Company’s common stock at an initial per-share exercise price of $0.20.

The first closing of the Debenture placement involved the issuance to a single investor (the “Original Investor”) of a Debenture having an original principal amount of $3,500,000. Subsequent to this first closing, the Company has conducted nine additional closings of additional Debenture issuances to the Original Investor or an additional investor (the “New Investor”) or both. The Original Investor has received all of the Warrants heretofore issued.

The proceeds from the Debenture placements have generally been used to fund the Survey, its interpretation and payment of Company expenses. Some of these proceeds were used for the payment of the Company’s and the Debenture holders’ costs of these transactions (including legal fees), general and administrative expenses, the retirement of all of the theretofore outstanding indebtedness (including all amounts owed to Liberty for allowing the Company to be issued the License in place of Liberty, and all amounts owed on loans made by management), and the acquisition of an aggregate 5.0% royalty interest relating to and burdening the Prospect. In addition to the preceding, $250,000 of the proceeds from the issuance of Debentures to the New Investor were effectively used to pay amounts owed to Rincon Energy, LLC (“Rincon”) pursuant to a geophysical consulting agreement among Rincon, the New Investor, the Company and its subsidiary, as the New Investor became entitled to its Debentures as it paid such amounts to Rincon.

In the future, the Company will need significant additional funds to undertake the development of the Prospect. The Debentures heretofore issued will not be sufficient for this. Additional funds will need to be raised to develop the Prospect. As stated above, options in favor of the Original Investor to purchase additional Debentures having an aggregate original principal amount of up to $20.0 million have expired. The Company is currently attempting to complete a significant financing, and in this connection might (a) place a significant amount of additional Debentures through sales to the Original Investor as well as others, (b) secure an alternative financing arrangement, possibly involving the Company’s equity securities, or (c) some combination of (a) and (b). The Company has no assurance that it will be able to raise significant additional funds to develop the Project or the additional funds needed for general corporate purposes.

The remainder of this Section contains descriptions of the legally operative documents governing the Debenture Financing. These descriptions are qualified in their entirety by reference to the actual documents that the Company has previously filed with the U.S. Securities and Exchange Commission.

Per Rule 135c under the Securities Act of 1933, nothing contained herein shall be construed to be an offer to sell, or a solicitation of an offer to buy, any of securities.

Description of the Debentures. The material terms, provisions and conditions of the Debentures are as follows:

*	As of date of this Report, Debentures having an aggregate original principal amount of $6,850,000 have been issued.

*	The Debentures bear interest at a rate of eight percent (8%) per annum, compounded quarterly. However, upon the occurrence and during the continuance of a stipulated event of default, the Debentures will bear interest at a rate of twelve percent (12%) per annum.

*	Interest need not be paid on the Debentures until the principal amount of the Debentures becomes due and payable. Instead, accrued interest is added to the outstanding principal amount of the Debentures quarterly. Nevertheless, the Company may elect to pay accrued interest in cash at the time that such interest would otherwise be added to the outstanding principal amount of the Debentures.

*	The principal amount of, and accrued interest on, the Debentures are due and payable in a single balloon payment on or before May 27, 2021.

*	The Company is not entitled to prepay the Debentures prior to their maturity.

*	The Debentures are convertible, in whole or in part, into Common Shares at the option of Holder, at any time and from time to time. The conversion price for Debentures having an aggregate original principal amount of $5,887,500 is $0.16, while the conversion price for a Debenture with an original principal amount of $962,500 is $0.20. All conversion prices are subject to certain adjustments that are believed to be customary in transactions of this nature, including so-called “down round” financing adjustments. The Company would be subject to certain liabilities and liquidated damages for its failure to honor timely a conversion of the Debentures, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

*	The holders of the Debentures are entitled to have them redeemed completely or partially upon certain events (such as a change of control transaction involving the Company or the sale of a material portion of its assets) at a redemption price equal to 120% of the then outstanding principal amount of the Debenture and 100% of accrued and unpaid interest on the outstanding principal amount of the Debenture, plus all liquidated damages and other amounts due hereunder in respect of the Debenture.

*	The Debentures feature negative operating covenants, events of default and remedies upon such events of default that are believed to be customary in transactions of this nature. One of the remedies upon an event of default is a Debenture holders ability to accelerate the maturity of the Debenture such that all amounts owing under the Debenture become immediately due and payable. Debenture holders would then be able to resort to the collateral securing the Debentures, if the Company did not pay the amount outstanding, which is likely to be the case.

*	The Debentures are secured by virtually all of the Company’s assets owned directly or indirectly but for the License, which is held by its Australian subsidiary, Discovery Energy SA Pty Limited (the “Subsidiary”).

Material Terms and Provisions of the Security Documents. The security documents relating to the Debentures (the “Security Documents”) include the following:

*	A Specific Security Agreement (Shares) executed by the Company in favor of the Debenture holders pursuant to which it pledged all of the shares in the Subsidiary, to secure the Debentures.

*	A Security Agreement executed by the Subsidiary in favor of the Debenture holders pursuant to which the Subsidiary pledged all of its assets (other than the License) to secure the foregoing Deed of Guarantee and Indemnity.

*	A Deed of Guarantee and Indemnity executed by the Subsidiary in favor of the Debenture holders pursuant to which the Subsidiary guarantees the Debentures.

The Security Documents contain agreements, representations, warranties, events of default and remedies that are believed to be customary in transactions of this nature. The essential effect of the Security Documents is that, if the Company defaults on or experiences an event of default with respect to the Debentures, the holders of the Debentures could exercise the rights of a secured creditor, which could result in the partial or total loss of nearly all of the Company’s assets, in which case its business could cease and all or substantially all shareholders’ equity could be lost. For more information about this, see the Risk Factors captioned “THE EXERCISE OF SECURED CREDITOR RIGHTS COULD RESULT IN A SIGNIFICANT OR COMPLETE LOSS TO US” herein.

Description of the Warrants. The material terms, provisions and conditions of the Warrants are as follows:

*	The aggregate number of common shares to be purchased pursuant to exercises of the warrants is 19,125,000.

*	The initial per-share exercise price of the warrants is $0.20 and is subject to certain adjustments that are generally believed to be customary in transactions of this nature. Subject to certain exceptions, the exercise price of the warrants involves possible adjustments downward to the price of any common shares or their equivalents sold by the Company during the term of the Warrants for less than the then applicable exercise price of the Warrants. Upon the adjustment of the exercise price, the number of shares issuable upon exercise of the warrants is proportionately adjusted so the aggregate exercise price of the warrants remains unchanged.

*	All of the warrants are currently exercisable and remain so until their expiration date of May 27, 2019 with respect to 13,875,000 warrant shares or February 15, 2020 with respect to 3,750,000 warrant shares.

*	The Company is subject to certain liabilities and liquidated damages for failure to honor timely an exercise of the warrants, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

Other Material Terms and Provisions of the Securities Agreement. Certain material terms, provisions and conditions of the Securities Agreement (as amended) that are not described elsewhere herein are as follows:

*	The Securities Agreement basically contains representations, warranties, indemnities, events of default and remedies that are believed to be customary in transactions of this nature.

*	The Securities Agreement provides that the Original Investor may have elected to the Company’s Board of Directors one nominee. The Original Investor has not exercised the right to nominate or have one director elected.

*	The Securities Agreement contains the following material agreements that are believed to be customary in transactions of this nature:

*	Agreements regarding the transferability and transfer of the Debentures, the common shares into which they can be converted, the warrants, and the common shares that can be acquired upon their exercise.

*	Agreements regarding the Company’s obligation to make filings with the U.S. Securities and Exchange Commission (the “SEC”) so that the securities described immediately above can be legally resold.

*	Agreements regarding the use of the proceeds from the Company’s sale of the Debentures. See the section captioned “General” above for a discussion of the use of these proceeds.

*	Agreements regarding the reservation of Common Shares to be issued upon conversions of the Debentures and exercises of the warrants.

*	Agreements prohibiting the sale of Company securities having conversion prices, exercise prices or exchange rates tied to the trading prices of the common shares.

Material Terms and Provisions of Other Related Agreements - Registration Rights Agreement. The Company entered into a Registration Rights Agreement in favor of the Debenture holders pursuant to which the Company agreed to register with the SEC the resale of the Common Shares into which the Debentures can be converted and the Common Shares that can be acquired upon the exercise of the warrants. Certain material terms, provisions and conditions of the Registration Rights Agreement are as follows:

*	The Debenture holders have the right, commencing six months after the issuance of the Debentures, to require the Company to register with the SEC the resale of the common shares into which Debentures can be converted, the common shares that can be acquired upon the exercise of the Warrants and possibly other Common Shares, which the Company does not currently believe will be significant, if any. This preceding right is generally referred to as “demand” registration rights.

*	The Company has the obligation to file a registration statement to effect the registration within certain periods of time, and the obligation to cause such registration statement to become effective within certain other periods of time. It will be liable for stipulated monetary damages if it fails in these obligations. The size of these damages is significant, although they are believed to be customary. Once a registration statement is declared effective, the Company must maintain it as effective and current until such time as the registered common shares are sold or become eligible to be sold pursuant to an exemption under certain circumstances, which it believes will never occur. Thus, the Company believes that it will be required to maintain the registration statement effective and current indefinitely after it becomes effective.

*	In addition to the Debenture holders’ “demand” registration rights, the Debenture holders have “piggyback” registration rights whereby they can participate (without a demand) in most registrations that the Company might proposes.

*	The Registration Rights Agreement contains other agreements and indemnities that are believed to be customary in transactions of this nature.

Potential Change in Control Situation. The Company believes that the Debenture Financings have created a situation, whereby, a change in control of the Company in favor of the Original Investor could (but would not necessarily) occur under the following circumstances:

*	the Original Investor fully converts all of its Debentures, and the Original Investor fully exercises all of the Warrants that have been issued in its favor; and

*	The Company does not issue a significant number of equity securities prior to the two preceding events.

Under the circumstance listed above and assuming that the Company does not elect to pay any interest on any Debentures in cash, but allow all such interest to be added to principal, an aggregate of 65,586,759 of its common shares would be issued to the Original Investor, representing approximately 31.44% of the Company’s outstanding common shares after the issuance based on the number of shares currently outstanding and assuming the Original Investor acquires no additional common shares of the Company. An affiliate of the Original Investor also owns 2,600,000 of the Company’s common shares. Combining these shares with those that the Original Investor may acquire per the conversion of its Debentures and the exercise of its warrants, the Original Investor and such affiliate would own approximately 32.28% of the outstanding Common Shares after the Original Investor fully converts of all of its Debentures and fully exercises all of its Warrants. In such event, the Original Investor would become the Company’s largest shareholder, assuming no significant purchases of its common shares by other persons. This development in itself will not give control of the Company to the Original Investor, as the current members of management collectively own a significantly greater number of shares than this. However, this number of common shares would allow the Original Investor to have substantial sway with respect to the Company’s affairs and would give to the Original Investor shared control of the Company if the Original Investor and one or more large shareholders were to agree to act as a group. Whether or not this would ever occur cannot be known at this time.

Description of Prospect

Geology of the Cooper and Eromanga Basins

Granted on October 26, 2012, the License accords to Discovery Energy SA Pty Limited a 100% working interest (87% net revenue interest) in the Prospect. The Prospect covers 584,651 gross acres in the State of South Australia that overlays portions of geological systems commonly referred to as the Cooper and Eromanga Basins. This geologic system, which covers the northeast corner of South Australia and the southwest corner of Queensland State (see location map below), is the most prolific producing onshore region in Australia.

The Cooper Basin is comprised of 32 million acres. It developed in the late Carboniferous Period to the early Permian Period, and features a maximum thickness of sediments of about 9,000 feet. This basin is divided into several depo-centers by faulted anticlinal trends. The Permian Period formations within the Cooper Basin are characterized by alternating fluvial sandstones/floodplain siltstones. Overlaying the Permian Period are Triassic Period formations characterized by fluvial/floodplain sediments. The Eromanga Basin is comprised of 250 million acres, which developed as an interior sag over the central and eastern region of Australia during the Jurassic and Cretaceous Periods. In the south, the depo-centers coincide with underlying Cooper Basin synclines. The younger Eromanga Basin covers the entire Cooper Basin. The geological characteristics of these two basins cause them in effect to form a basin system that for many purposes can best be thought of in terms of a single geological phenomenon rather than two.

Historical Production of Hydrocarbons from the Cooper and Eromanga Basins

In South Australia, where the Prospect is located, hydrocarbons were first produced in 1963 when the Gidgealpa 2 discovery well was completed. The prolific Moomba gas field was discovered in 1966. The first commercial oil was discovered in 1970 in the Tirrawarra field. To date this localized system has grown to approximately 820 gas wells and more than 400 oil wells. These wells feed into approximately 5,600 km of pipelines and flowlines via 15 major satellite facilities.

A Basin-wide assessment by the South Australia Government’s Department for Manufacturing, Innovation, Trade, Resources and Energy (“DMITRE”) estimates two trillion barrels of oil has been generated from Permian Source Rocks. Industry estimates suggest that 640 million barrels (stock tank oil initially in place) are still in place and that the estimated ultimate recovery (EUR) for the South Australia Cooper basin is approximately 200 million barrels. Through August 2015, exploration and development drilling in the South Australia portion of the Copper/Eromanga Basins consisted of more than 3,040 exploration, appraisal and development wells. Source: PEPS database – August 2015

Cumulative production in the Basins is estimated, to the end of June 2016, at 5.3 trillion cubic feet of natural gas since 1970, consisting of more than 195 million barrels of crude oil (“mmbo”), over 81 million barrels oil equivalent of condensate production (“mmboe”) since 1983 and LPG production of 83 mmboe since 1984 (Source: DMITRE - May 2017). While natural gas production and associated liquids at the giant Moomba gas field have been in decline, crude oil production has seen a resurgence largely due to the award of new exploration licenses under the South Australia Government bid process, greater drilling activity fueled by higher oil prices, and the use of new 3D seismic data, which has resulted in higher exploration and development drilling success rates.

Since the early 1980s, the Western Flank area of the Cooper Basin on which the Prospect sits has produced in excess of 35 million barrels of oil. Drilling activity has recently increased in licensed areas bordering or in close proximity to the Prospect. Wells in the areas adjacent to the Prospect are vertical or near vertical and do not require lateral drilling or “fracking” for commercial completion.

The Prospect – Petroleum Exploration License (PEL) 512

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

During the late 1980s and again during 2005 and 2006, various Cooper Basin operators drilled 10 wells in the southeast corner of Area B. Reports filed with the South Australian government indicate that some of these wells exhibited “oil shows” but none were completed as commercial producers. Previous operators also conducted extensive seismic surveys on the licensed area and produced 5,153 km of 2D and 141 sq. km of 3D seismic data, which was acquired with the License.

The use of 3D seismic interpretation and control combined with a greater understanding of the geology and producing formations has been a critical factor in the increase of recent exploration drilling success rates.

The Prospect features ready access to markets via existing infrastructure including short haul trucking and expanding pipeline capacity including a main Trunk Line with 20,000 barrels per day capacity running from the Moomba Processing Facility to the Lycium Hub, located on the Company’s Lycium block shown as Area A below.

Permit and Recent Drilling Activity Map	Permit and Seismic Activity Map

Permit and Seismic Activity

Since 2012, the Company has assembled a significant technical database consisting of geological, geophysical and engineering data, well logs, completion reports, drilling reports, research reports, production data, raw and processed 2D/3D seismic data, maps and other related materials. The Company’s initial technical focus has been to evaluate the potential of the Prospect’s Area B. The Company engaged Apex Engineering based in Calgary, Alberta on March 21, 2012, to complete an NI 51-101 compliant report, which resulted in the identification of over 110 seismic generated leads over approximately 30% of the approximately 585,000-acre block. This was complimented by the reinterpretation of 5,153 km of 2D seismic and the reprocessing and reinterpretation of 141 sq. km of 3D seismic over the Lake Hope area in the eastern portion of the Prospect’s Area B by Hardin International Processing, Inc. and Bell & Murphy and Associates, LLC, both located in Dallas, Texas.

The South Australia Government approved an Associated Activities License (“AAL”) in early 2013 to construct a 30 km rig access road thru the western corner of Area B and into the adjoining PEL 112. This block is operated by Terra Nova, which completed the Mulka 3D seismic survey in September 2012 and subsequently drilled the Wolverine #1 well in May/June 2013. The road provides direct access to the area and resulted in reduced costs for the Nike 3D seismic program conducted in 2016.

During the fall of 2016, the Company conducted a 179 sq. km 3D seismic survey in the western portion of Area B, which is directly on trend and in close proximity to mature producing areas and recent discoveries on Beach Energy’s operated properties (formerly the PEL 92 License) to the north. Subsequent to completion of the Survey fieldwork, the data gathered was delivered to a geophysical processor in Dallas, Texas. Through a series of technical steps, the raw data was converted into analytical quality information and delivered to the Company’s geophysical advisor just prior to the end of 2016. Interpretation of the processed data, led by the Company’s advisor, included advanced technical analysis by the geotechnical consultant Rincon Energy. At the time of this Annual Report, the ongoing interpretation work has developed an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. These initial opportune locations were prioritized and were presented to a potential source of significant capital to fund the initial drilling program. In addition to the prospect in the Nike area, drill-ready locations have also been identified in the Lake Hope 3D survey area, which is also in Area B of PEL 512.

Recent Exploration of and Production from the Cooper and Eromanga Basins

A total of 176 gas fields and 131 oil fields have been discovered and brought online since 1963. Total conventional wells drilled: 773 exploration, 528 appraisals and 1,045 development wells. Since January 2002 through November 2016, the new explorers in the Cooper Basin have drilled 265 conventional exploration wells and 151 appraisal/development wells. Most have targeted oil; however both oil and gas have been discovered. The new entrants found new pools in 123 of these wells (46% technical success rate) and 110 were cased and suspended as future producers (42% commercial success rate).

Raw gas production commenced from the Cooper Basin in 1970 and from the Otway Basin in 1991. At 31 June 2016, 100 gas fields were on stream with a total of 633 gas wells on stream in the Cooper Basin. The first crude oil production began in December 1983 from the Strzelecki Field. At 31 June 2016, Santos, Beach Energy and Senex Energy had 80 oil fields on stream with a total of 294 oil wells. Source: DMITRE Cooper Basin Factsheet– May 2017

Cooper Basin cumulative production ending June 30, 2017 totaled 5.4 tcf of gas, 197 mmbbls of oil, 84 mmboe of LPG and 80 mmboe of condensate. Cooper Basin annual production for the year ending June 30, 2017 totaled approximately 82 bcf of gas (including some ethane), 11 mmbbls of oil, 1 mmboe of LPG and 1.2 mmboe of condensate. Source: Government of SA, Department of State Development – April 2018

Western Flank Production

In the licensed areas immediately adjacent to the Prospect the operator reported as of December 31, 2017 cumulative oil production of 2.6 mmboe (net) which accounted for approximately 51% of total production and was 14% lower than the prior corresponding period. Half year performance benefited from the merger with Drillsearch, new wells brought online and various field development activities.

During the half year ended December 31, 2016, Beach Energy, the operator for PRLs 151 to 172 (formerly PEL 91), reported oil production of 1.7 mmboe, which was 18% lower than the prior corresponding period, with natural field decline partially offset by field development and production optimization activities and commissioning of the Bauer facility expansion in Q4 FY17. Seven vertical wells and Beach’s first Western Flank horizontal well, Bauer–26, were connected. Bauer–26 commenced production in August 2017 at an initial free-flow, water-free rate of approximately 450 bopd. A beam pump was commissioned in mid-December and resulted in incremental daily oil production of approximately 600 bbl. Production optimization projects included installation of a further five beam pumps, five electric submersible pumps, a flowline connecting the Hanson Field to the Bauer to Lycium pipeline, and completion of the Bauer flowline enhancement project.

During the half year ended December 31, 2017, Beach Energy, the operator for PRLs 85 to 104 (formerly PEL 92), reported oil production of 387 mboe (net), which was 7% higher than the prior corresponding period due to connection of five development wells in the Callawonga Field. Callawonga–15, –16 and –18 were brought online as free flow Namur Sandstone producers with initial combined production of up to 1,400 bopd. Callawonga–14 and –17 were brought online in mid-December as McKinlay Member producers following installation of artificial lift.

During the same period, Beach successfully drilled its first operated horizontal well in the Western Flank. Bauer–26 comprised a lateral section of approximately 400 metres and targeted the McKinlay Member, a thin sandstone overlaying the Namur Sandstone, with accumulations covering areas larger than the Namur fields. The well commenced production in August 2017. Source: Beach Energy Half Yearly Report – December 31, 2017

Terms of the License

On October 26, 2012, Discovery Energy SA Pty Ltd, the Company’s Australian subsidiary (the “Subsidiary”), received the formal grant of the License from the South Australian Minister for Mineral Resources and Energy. The License is a “Petroleum Exploration License” regarding all regulated resources (including petroleum and any other substance that naturally occurs in association with petroleum) relating to the 584,651 gross acres comprising the Prospect land, provided, however, that the License does not permit using the Prospect land as a source of geothermal energy or a natural reservoir for the purpose of gas storage. The term of the License is for five years, with two further, five-year renewal terms, subject to the provisions of the South Australian Petroleum and Geothermal Energy Act 2000.

The License is subject to a five-year work commitment that is described in “Item 1. Business - Plan of Operation - Proposed Initial Activities.” Failure to comply with the work program requirements could lead to the cancellation of the License.

Throughout the term of the License, the Subsidiary is obligated to pay to the State of South Australia production royalty payments in amounts equal to 10% of the value at the wellhead of petroleum produced and sold from the lands covered by the License. Moreover, the License requires that, prior to commencing any fieldwork, the Subsidiary post a security deposit of AU$50,000 (approximately US$38,100). Moreover, the License requires the Subsidiary to maintain insurance of the types and amounts of coverage that management believes are reasonable, customary and are the industry standard throughout Australia.

The License requires the Subsidiary to pay certain fees and production payments equal to 1% royalty to the native titleholders in accordance with the native title agreement and a similar agreement, both of which are discussed immediately below. The License contains provisions regarding environmental matters and liabilities that management also believes are reasonable, customary and are the industry standard throughout Australia.

In addition to the preceding, the company that in effect transferred and sold the License to the Company was allowed to retain a 7.0% royalty interest relating to the Prospect. In three transactions the Company acquired portions of this royalty interest so that the Company now owns an aggregate 5.0% royalty interest, while the previous holders of the original 7.0% interest continue to hold a 2.0% royalty interest.

Native Title Agreement

As a precondition to the issuance of the License, on September 3, 2012, the Subsidiary entered into an agreement (the “Native Title Agreement”) with (a) the State of South Australia, (b) representatives of the Dieri Native Title Holders (the “Native Title Holders”) on behalf of the Native Title Holders, and (c) the Dieri Aboriginal Corporation (the “Association”). The Native Title Holders have certain historic rights on the lands covered by the License.

The term of the Native Title Agreement commenced upon its execution and will terminate on the completion of the operations proposed or which may be undertaken by the Subsidiary in connection with the License and all subsequent licenses resulting from the License. By entering into the Native Title Agreement, the Native Title Holders agreed to the grant of the License and all subsequent licenses to the Subsidiary, and they also covenanted not to lodge or make any objection to any grant of licenses to the Subsidiary in respect of the License area unless the Subsidiary is in breach of an essential term under the Native Title Agreement. The Native Title Agreement provides that it will not terminate in the event of a breach of a payment obligation, but the parties may avail themselves of all other remedies available at law, which would involve recourse to the non-exclusive jurisdiction of the courts of the Commonwealth of Australia and the State of South Australia. Recourse for breach of operational obligations of the Subsidiary in favor of the Native Title Holders and the Association would be subject to the stipulated dispute resolution procedure involving negotiation and mediation before any party may commence court proceedings or arbitration.

In consideration of the Native Title Holders’ entering into the Native Title Agreement, the Subsidiary remitted to them a one-time payment in the amount of AUS$75,000 (or US$80,377 based on the exchange rate charged to the Company in late November 2012 when the payment was made). Moreover, throughout the term of the License, the Subsidiary is obligated to pay to the State of South Australia for the benefit of the Native Title Holders production royalty payments in amounts equal to 1% of the value at the wellhead of petroleum produced and sold from the lands covered by the License. Furthermore, for facilitating the administration of this Native Title Agreement, the Subsidiary will pay in advance to the Association an annual fee comprising 12% of a maximum administration fee (the “Maximum Administration Fee”), which is AUS$150,000 (or approximately US$117,000 based on exchange rates in on February 28, 2018) (subject to adjustment for inflation). This 12% payment will be made for each year of the first five-year term of the License. After the first five-year term of the License, the payment will be four percent 4% of the Maximum Administration Fee for each year of the second and third five-year terms of the License. The Administrative Fee is not payable during times when the License is suspended.

The Subsidiary has virtually unlimited ability to assign and transfer (partially or entirely) its rights in the Native Title Agreement, provided certain procedural requirements are met. This ability should enhance the Subsidiary’s ability to procure an industry joint venture partner.

The Native Title Agreement features extensive provisions governing aboriginal heritage protection in connection with the Subsidiary’s activities relating to the License. Management believes that these provisions (as well as the other provisions of the Native Title Agreement) are reasonable, customary and are the industry standard throughout Australia. Under the Native Title Agreement, the Native Title Holders authorize the Subsidiary to enter upon the License area at all times and to commence and proceed with petroleum operations, and, while the provisions governing aboriginal heritage protection could adversely affect operational strategy and could increase costs, the Native Title Holders and the Association covenant that they will not interfere with the conduct of those operations; will actively support the Subsidiary in procuring all approvals, consents and other entitlements and rights as are necessary to support the interests of the Subsidiary in furthering the project; will refrain from doing any act which would impeded or prevent the Subsidiary from exercising or enjoying any of the rights granted or consented to under the Native Title Agreement; and will observe all applicable laws in performing their obligations under the Native Title Agreement.

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

Plan of Operation

General

The Company intends to engage primarily in the exploration and development of oil and gas on the Prospect in an effort to develop oil and gas reserves. The Company’s principal products will be crude oil and natural gas. The Company’s development strategy will be directed in the multi-pay target areas of South Australia, with principal focus on the prolific Cooper/Eromanga Basin, towards initiating and rapidly expanding production rates and proving up significant reserves primarily through exploratory drilling. The Company’s mission will be to generate superior returns for the Company’s shareholders by working with industry partners, suppliers and the community to build a focused exploration and production company with strong development assets in the oil and gas sector.

In the right circumstances, the Company might assume the entire risk of the drilling and development of the Prospect. More likely, the Company will determine that the drilling and development of the Prospect can be more effectively pursued by inviting industry participants to share the risk and the reward of the Prospect by financing some or all of the costs of drilling wells. Such arrangements are frequently referred to as “farm-outs.” In such cases, the Company may retain a carried working interest or a reversionary interest, and the Company may be required to finance all or a portion of its proportional interest in the Prospect. Although this approach will reduce the Company’s potential return should the drilling operations prove successful, it will also reduce the Company’s risk and financial commitment to a particular prospect. Prospective participants regarding possible “farm-out” arrangements have already approached the Company.

There can be no assurance that the Company will be successful in its exploratory and production activities. The oil and gas business involve numerous risks, the principal ones of which are listed in “Item 1A. Risk Factors - RISKS RELATING TO OUR INDUSTRY.”

Although its primary focus is on the exploration and development of the Prospect, the Company has received information about, and has had discussion regarding possible acquisition of or participation in, other oil or gas opportunities. None of these discussions has led to any agreement in principle. Nevertheless, given an attractive opportunity and its ability to consummate the same, the Company could acquire one or more other crude oil and natural gas properties, or participant in one or more other crude oil and natural gas opportunities.

Proposed Initial Activities

The Company is in the initial phase of its plan of operation. To date, the Company has not commenced any drilling or other exploration activities on the Prospect, and thus the Company does not have any estimates of oil and gas reserves. Consequently, the Company has not reported any reserve estimates to any governmental authority. The Company cannot assure anyone that it will find commercially producible amounts of oil and gas. Moreover, at the present time, the Company cannot finance the initial phase of its plan of operation solely through its own current resources. Therefore, the Company has undertaken certain financing activities described in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” below. The success of the initial phase of the Company’s plan of operation depends upon the Company’s ability to obtain additional capital to acquire seismic data with respect to the Prospect, and to drill exploratory and developmental wells. The Company cannot assure anyone that it will obtain the necessary capital.

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

Subsequent to completing the WAC, management requested that the government suspend the License for a period of nine months to allow sufficient time to finalize drilling plans, complete financing arrangements and contract the services required to drill multiple exploratory wells in the southern portion of the License area. This request was granted on July 17, 2017, resulting in a six-month extension from SAERD effective from July 5, 2017 to January 4, 2018, resulting in a new expiration date of October 28, 2020. The preceding suspension ended after January 4, 2018, and thus the time during which the work commitment must be completed began running after such date. After the Company has completely formulated its drilling plans and has procured financing to pursue the same, the Company expects to request another suspension until such time as conditions are favorable for the commencement of drilling.

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

The prices of the equipment and services that the Company must employ to fulfill the work commitment vary based on both local and international demand for such products by others involved in exploration for and production of oil and gas. The prevailing prices of the equipment and services can be subject to significant fluctuations. Until the significant decline in the price of oil that started in June 2014, high worldwide energy prices had resulted in growing demand for equipment and services, which led to higher prices being charged by suppliers and service providers. As a result of the significant decline in the price of oil, supplier and service provider prices have also declined significantly. The Company would like to take advantage of these lower costs. However, the Company has no assurance that it will be able to raise sufficient funds in a timely manner to take advantage of this opportunity, and such prices and costs could begin to rise, perhaps significantly.

In October of 2016, the Company completed a 3D seismic survey comprised of approximately 179 square kilometers (approximately 69 sq. miles) on the southwest portion of the Prospect. This operation was funded with a large portion of the proceeds from the Debenture Financing (the “Survey”). The Survey was conducted by Terrex Pty Ltd. (“Terrex”) at a “turnkey price” of approximately AU$3,057,000 (approximately US$2,379,000 based on the average exchange rate actually received on US$ funds advanced to pay Terrex). Subsequent to completion of the Survey fieldwork, the data gathered was delivered to a geophysical processor in Dallas, Texas. Through a series of technical steps, the raw data was converted in analytical quality information and delivered to the Company’s geophysical advisor just prior to the end of 2016.

During the fiscal year ended February 28, 2018, the processed Survey data was the subject of substantial interpretation work aimed at identifying potential areas of oil accumulation and prospective drill sites. Also, during the past year, the Company conducted environmental and archeological field surveys of a number of prospective drill sites identified from its interpretation program. The potential issues identified by the independent assessment teams are consider minor and can be managed with proper planning and operational diligence. By completing this field work and the attendant reports complete, the Company is positioned to move forward to obtain drilling permits once funding has been secured.

The results of the Company’s interpretation, analysis and field work are being presented to prospective investors with a view to securing the capital to commence the Company’s initial drilling program and meeting the Company’s seismic survey commitments for License Year 3. The Company needs to complete a major capital raising transaction to continue moving its business plan forward. In the interim, the Company is continuing efforts to raise comparably smaller amounts to cover general and administrative expenses. The Company has no assurance that it will be able to raise any required funds. The Company has also re-commenced efforts to secure one or more joint venture partners.

Once the Company is in a position to commence drilling, it intends to engage the services of a third-party contractor. Management foresees no problem in procuring the services of one or more qualified operators and drillers in connection with the initial phase of the Company’s plan of operation, although a considerable increase in drilling activities in the area of its properties could make difficult (and perhaps expensive) the procurement of operating and drilling services. In all cases, the operator will be responsible for all regulatory compliance regarding the well, including any necessary permitting for the well. In addition to regulatory compliance, the operator will be responsible for hiring the drilling contractor, geologist and petroleum engineer to make final decisions relative to the zones to be targeted, well design, and bore-hole drilling and logging. Should the well be successful, the operator would thereafter be responsible for completing the well, installing production facilities and interconnecting with gathering or transmission pipelines if economically appropriate. The Company expects to pay third party operators (i.e. not joint venture partner with the Company) commercially prevailing rates.

The operator will be the caretaker of the well once production has commenced. Additionally, the operator will formulate and deliver to all interest owners an operating agreement establishing each participant’s rights and obligations in that particular well based on the location of the well and the ownership. The operator will also be responsible for paying bills related to the well, billing working interest owners for their proportionate expenses in drilling and completing the well and selling the production from the well. Unless each interest owner sells its production separately, the operator will collect sale proceeds from oil and gas purchasers, and, once a division order has been established and confirmed by the interest owners, the operator will issue the checks to each interest owner in accordance with its appropriate interest. The operator will not perform these functions when each interest owner sells its production separately, in which case the interest owners will undertake these activities separately. After production commences on a well, the operator also will be responsible for maintaining the well and the wellhead site during the entire term of the production or until such time as the operator has been replaced.

The principal oil, natural gas and gas liquids transportation hub for the region of South Australia surrounding the Prospect is located in the vicinity of Moomba. This processing and transportation center is approximately 60 km (36 miles) due east of the Prospect’s eastern boundary and about 40 miles from the Company’s expected initial drill sites. The Company’s expected initial drill sites are located about 20 miles from a privately-owned terminal for trucking oil in Lycium. The Lycium Hub is also the terminal point for a main Trunk Line with 20,000 barrels per day capacity, which delivers oil to the Moomba Processing Facility. If the Company is unable to enter into a suitable contractual relationship with the owner of the truck terminal in Lycium, the Company would be required to truck its oil directly to Moomba, where the pipeline system is managed by a regional carrier who is required to transport the Company’s produced oil to market. Large diameter pipelines deliver oil and gas liquids from Moomba south to Port Bonython (Whyalla). Natural gas is also moved south to Adelaide or east to Sydney. A gas transmission pipeline also connects Moomba to Ballera, which is located northeastward in the State of Queensland. From Ballera gas can be moved to Brisbane and Gladstone, where a liquefied natural gas (LNG) project is under development. The Moomba treating and transportation facilities and the southward pipelines were developed and are operated by a producer consortium led by Santos Limited.

The Company cannot accurately predict the costs of transporting its production until it locates its first successful well. The cost of installing infrastructure to deliver the Company’s production to Moomba or elsewhere will vary depending upon distance traversed, negotiated handling/treating fees, and pipeline tariffs.

Markets and Marketing

The petroleum industry has been characterized historically by crude oil and natural gas commodity prices that fluctuate (sometimes dramatically), and supplier costs can rise significantly during industry booms. For example, crude oil and natural gas prices increased to an historical high of US$143 per barrel in July 2008 and then declined significantly during the last half of 2008 to a low of US$34 per barrel. After this period, prices generally improved steadily with occasional reversals, without returning to historical highs, although they had generally been higher than pre-2007 levels. Another price decline cycle started in June 2014 when the price of Brent oil was above US$110 per barrel and continued to a low of US$29 per barrel in Jan 2016. Since early 2016 prices have steadily recovered with the average Brent closing price during April 2018 was $72 per barrel. Crude oil and gas prices and markets are likely to remain volatile in the future. Crude oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand for oil and gas, market uncertainty, and a variety of additional factors beyond the Company’s control. Those factors include:

*	international political conditions (including wars and civil unrest, such as the recent unrest in the Middle East);
*	the domestic and foreign supply of oil and gas;
*	the level of consumer demand;
*	weather conditions;
*	domestic and foreign governmental regulations and other actions;
*	actions taken by the Organization of Petroleum Exporting Countries (“OPEC”);
*	the price and availability of alternative fuels; and
*	overall economic conditions.

Lower oil and natural gas prices may not only decrease the Company’s revenues on a per unit basis, but may also reduce the amount of oil and natural gas the Company can produce economically, if any. A sustained decline in oil and natural gas prices may materially affect the Company’s future business, financial condition, results of operations, liquidity and borrowing capacity, and may require a reduction in the carrying value of the Company’s oil and gas properties. While the Company’s revenues may increase if prevailing oil and gas prices increase significantly, exploration and production costs and acquisition costs for additional properties and reserves may also increase. The Company may or may not enter into hedging arrangements or use derivative financial instruments such as crude oil forward and swap contracts to hedge in whole or in part its risk associated with fluctuations in commodity prices.

The Company does not expect to refine any of its production, although it may have to treat or process some of its production to meet the quality standards of purchasing or transportation companies. Instead, the Company expects that all or nearly all of its production will be sold to a relatively small number of customers. Production from the Company’s properties will be marketed consistent with industry practices. The Company does not now have any long-term sales contracts for any crude oil and natural gas production that it may realize, but the Company expects that it will generally sell any production that it develops pursuant to these types of contracts. The Company does not believe that it will have any difficulty in entering into long-term sales contracts for its production, although there can be no assurance in this regard.

The availability of a ready market for the Company’s production will depend upon a number of factors beyond the Company’s control, including the availability of other production in the Prospect’s region, the proximity and capacity of oil and gas pipelines, and fluctuations in supply and demand. Although the effect of these factors cannot be accurately predicted or anticipated, the Company does not anticipate any unusual difficulty in contracting to sell its production of oil and gas to purchasers at prevailing market prices and under arrangements that are usual and customary in the industry. However, there can be no assurance that market, economic and regulatory factors will not in the future materially adversely affect the Company’s ability to sell its production.

The Company expects that most of oil and natural gas that it is able to find (if any) will be transported through gas trucking systems, gathering systems and gas pipelines that are not owned by it. The Prospect is in fairly close proximity to gas pipelines suitable for carrying the Company’s production. Transportation capacity on gas gathering systems and pipelines is occasionally limited and at times unavailable due to repairs or improvements being made to the facilities or due to use by other gas shippers with priority transportation agreements or who own or control the relevant pipeline. If transportation space is restricted or is unavailable, the Company’s cash flow could be adversely affected.

Sales prices for oil and gas production are negotiated based on factors normally considered in the industry, such as the reported trading prices for oil and gas on local or international commodity exchanges, distance from the well to the pipeline, well pressure, estimated reserves, commodity quality and prevailing supply conditions. Historically, crude oil and natural gas market prices have experienced high volatility, which is a result of ever changing perceptions throughout the industry centered on supply and demand. The Company cannot predict the occurrence of events that may affect oil and gas prices or the degree to which such prices will be affected. However, the oil or gas prices realized by the Company should be equivalent to current market prices in the geographic region of the Prospect. Typically, oil prices in Australia reflect or are “benchmarked” against European commodity market trading settlement prices, namely Brent Crude. Recent price levels in this market have been at a premium to those settled in the United States, or (in other words) those “benchmarked” against West Texas Intermediate Crude. During certain periods, the differential has been substantial, although during the past few years the differential has been relatively modest.

As of May 31, 2018, WTI Crude Oil was priced at US$67.04 per barrel and Brent Crude Oil was priced at US$77.59 per barrel. The Company cannot predict the future level of the price differential between WTI Crude Oil and Brent Crude Oil or be assured that such differential will reflect a favorable premium for the Company in the future.

The Company will strive to obtain the best price in the area of its production. The Company’s revenues, profitability and future growth will depend substantially on prevailing prices for crude oil and natural gas. Decreases in the prices of oil and gas would likely adversely affect the carrying value of any proved reserves the Company is successful in establishing and its prospects, revenues, profitability and cash flow.

Competition

The Company expects to operate in the highly competitive areas of oil and gas exploration, development and production. The Company believes that the level of competition in these areas will continue into the future and may even intensify. In the areas of oil and gas exploration, development and production, competitive advantage is gained through superior capital investment decisions, technological innovation and costs management. The Company’s competitors include major oil and gas firms and a large number of independent oil and gas companies. Because the Company expects to have control over acreage sufficient for its exploration and production efforts for the foreseeable future, the Company does not expect to compete for the acquisitions of properties for the exploration for oil and gas. However, the Company will compete for the equipment, services and labor required to operate and to develop its properties and to transport its production. Many of the Company’s competitors have substantially larger operating staffs and greater financial and other resources. In addition, larger competitors may be able to absorb the burden of any changes in laws and regulations more easily than the Company can, which would adversely affect its competitive position. Moreover, most of the Company’s competitors have been operating for a much longer time than the Company has and they have demonstrated the ability to operate through a number of industry cycles. The effect of the intense competition that the Company will face cannot now be determined.

Regulation

Our operations in South Australia and within the area of the Prospect are subject to the laws and regulations of the State of South Australia and the Commonwealth of Australia. The License was granted under the Petroleum and Geothermal Energy Act 2000 (SA) and the Company’s operations within and with respect to the License are governed by this Act and by the Petroleum and Geothermal Energy Regulations 2013 (SA). This legislation covers all phases of the Company’s operations including exploration, appraisal, development and production of oil and gas from the License area. Other legislation which the Company will be required to comply with at various stages of its operations include: Environment Protection Act 1993 (SA); Aboriginal Heritage Act 1988 (SA); Native Title (South Australia) Act 1994 (SA) and Native Title Act 1993 (Cth). As its oil and gas exploration and production operations in South Australia proceed, the Company will provide more detailed information regarding the material features and effects of these laws and regulations and such other legislation with which the Company will be required to comply.

Legal Proceedings

The Company is not now involved in any legal proceedings. There can be no assurance, however, that it will not be in the future involved in litigation incidental to the conduct of its business.

Employees

As of the date of this filing, the Company had no employees. The Company expects that it will not have employees for the foreseeable future, although it expects to enter into consulting agreements with members of management at some time in the future. The market for qualified oil and gas professionals and craftsmen can be very competitive during periods of strong commodity prices. The Company anticipates offering compensation and an interesting work environment that will enable it to attract employees to meet the Company’s labor needs, once fully funded.

Facilities

The Company maintains its principal executive offices at One Riverway Drive, Suite 1700, Houston, Texas 77056 through an office rental package on essentially a month to month basis. Management believes that any needed additional or alternative office space can be readily obtained.

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

RISKS RELATING TO OUR COMPANY

WE ARE AN EARLY-STAGE COMPANY WITH NO PROVED RESERVES, AND WE MAY NOT BECOME PROFITABLE.

Our Company was incorporated on May 24, 2006 for the purpose of trying to develop commercially certain mineral claims. This business did not move forward. We have decided to focus our business on the exploration, development and production of oil and gas on a particular crude oil and natural gas prospect that is described in “Item 1 Business” (the “Prospect”). The Prospect is considered “undeveloped acreage,” which the U.S. Securities and Exchange Commission (the “Commission”) defines as “lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.” We have no proved reserves. In view of our extremely limited history in the oil and gas exploration business, you may have difficulty in evaluating us and our business and prospects. You must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. For our business plan to succeed, we must successfully undertake most of the following activities:

*	Complete a financing or similar transaction that will provide us with sufficient funds;
*	Drill successful exploratory test wells on the Prospect to determine the presence of oil and gas in commercially viable quantities;
*	Develop the Prospect to a stage at which oil and gas are being produced in commercially viable quantities;
*	Procure purchasers of our commercial production of oil and gas upon such commencement;
*	Comply with applicable laws and regulations;
*	Identify and enter into binding agreements with suitable third parties (such as joint venture partners and contractors) for the Prospect;
*	Implement and successfully execute our business strategy;
*	Respond to competitive developments and market changes; and
*	Attract, retain and motivate qualified personnel.

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

WE ARE SIGNIFICANTLY LEVERAGED.

During our recent fiscal years, we took on a significant amount of indebtedness through the sale of the Debentures. The Debentures are secured by all of our assets owned directly or indirectly but for the License. The use of secured indebtedness to finance our business is referred to as leveraging. Leveraging increases the risk of loss to us if and to the extent we have insufficient revenue to pay our debt obligations. In such event, cash from other sources will be required. The Debentures must be repaid on or before May 27, 2021. Unless we generate such cash, we may not have sufficient funds to pay the Debentures when due and other indebtedness. In such event, we might be required to sell our assets and properties to meet our obligations, or to seek an extension to the Debentures, or alternative debt or equity financing. If sale, extension or refinancing is not obtained or consummated, we could default in our obligations.

THE EXERCISE OF SECURED CREDITOR RIGHTS COULD RESULT IN A SIGNIFICANT OR COMPLETE LOSS.

If we default on the Debentures, the remedy of the Debenture holders would be (among other things) to institute proceedings against our assets and properties to sell them to satisfy the amounts owed pursuant to the Debentures. This could result in the partial or total loss of our assets and properties. We have no assurance that, upon the exercise of the Debenture holders’ secured creditor rights, we would receive a return of anything on our assets and properties. The loss of our assets and properties by the exercise of the Debenture holders’ secured creditor rights would most likely materially adversely affect our business, financial condition or results, and could result in a total loss to our shareholders.

THE DEBENTURES FEATURE CERTAIN OPERATING COVENANTS THAT COULD ADVERSELY AFFECT THE COMPANY.

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

OUR OUTSTANDING OBLIGATIONS AND ABILITY TO ISSUE ADDITIONAL COMMON SHARES COULD RESULT IN SIGNIFICANT DILUTION TO SHAREHOLDERS.

The debentures outstanding as of February 28, 2018 were convertible into 44,509,560 common shares. An aggregate of 19,125,000 common shares can be acquired upon the exercise of the outstanding warrants. The conversion price of the Debenture and the exercise price of the warrants may be less than the then current market price of the common shares at the time of conversion and exercise. Moreover, we have registered an aggregate of 6,000,000 common shares for issuance to employees, officers, directors, and outside consultants to compensate them for services provided or to provide incentives to them. Of these common shares, 5,697,300 are still available for issuance in the future. Future issuance of additional shares in the preceding connections or otherwise could cause immediate and substantial dilution to the net tangible book value of common shares issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the common shares. Moreover, any common shares issued as described above would further dilute the percentage ownership of existing shareholders. The terms on which we could obtain additional capital while the debentures or the warrants are outstanding may be adversely affected because of the potential dilution described in this risk factor.

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

We are engaged in active efforts to complete a capital raising transaction sufficient for us to complete the third year of our work commitment and provide additional funds if possible. In the past, we have used the services of firms that specialize in capital procurement, but we are pursuing our own capital raising initiatives. If funds are not procured pursuant to this arrangement, we will be constrained to seek alternative financing. We have no assurance that we will be successful in completing a transaction that will provide us with required funds. Our failure to honor our work commitment could result in our loss of the Prospect. Moreover, our failure to procure funds needed to develop operations sufficient to generate enough cash to retire the Debentures as they become due could result in Debenture holders’ eventual exercise of the rights of a secured creditor and the possible loss of all or a large part of our assets. If either of the preceding events were to occur, we could be forced to cease our new business plan altogether, which could result in a complete loss to our shareholders. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities. If we obtain funds through the issuance of equity securities, the following results will or may occur:

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

OUR AUDITOR HAS GIVEN TO US A “GOING CONCERN” QUALIFICATION, WHICH QUESTIONS OUR ABILITY TO CONTINUE AS A GOING CONCERN WITHOUT ADDITIONAL FINANCING.

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended February 28, 2018 regarding our ability to continue as a going concern. Key to this determination is our lack of any historical revenues and its accumulated deficit of $19,516,772 since inception through February 28, 2018. Since May 2016, we have placed Debentures of ours having an aggregate original principal amount of $6,850,000. Proceeds from these placements financed our business for our fiscal years 2017 and 2018 and have left us with some funds to finance a portion of our business for our fiscal year 2019. However, we still need additional funds. There can be no assurance that we will be successful in securing funding, becoming profitable, or continuing our business without either a temporary interruption or a permanent cessation.

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

For example, our expected initial drill sites are located approximately 20 miles from an oil-trucking terminal located at the Lycium Hub, which is the origination point for a pipeline to Moomba with 20,000 barrels per day capacity. The truck terminal in Lycium is privately owned and would not be legally required to truck any oil that we produce to Lycium for transmission by pipeline approximately 40 miles to the Moomba Processing Facility. If we are unable to enter into a suitable contractual relationship with the owner of the truck terminal in Lycium, we would be required to truck our oil directly to Moomba, where the pipeline system is managed by a regional carrier who is required to transport our produced oil to market. To truck our oil directly to Moomba, we would need to enter into suitable contractual relationships with alternative oil trucking firms. Our failure to establish suitable contractual relationships with respect to our oil production would materially adversely affect our business, results of operations and financial condition. In addition, any significant change in our arrangements with trucking firms, gathering system or pipeline owners and operators or other market factors affecting the overall infrastructure facilities servicing our properties could adversely impact our ability to deliver the oil and natural gas we produce to markets in an efficient manner. In some cases, we may be required to shut in wells, at least temporarily, for lack of a market because of the inadequacy or unavailability of transportation facilities. If that were to occur, we would be unable to realize revenue from those wells until arrangements were made to deliver our production to market. Moreover, our ability to produce and market oil and natural gas is affected and also may be harmed by:

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

WE EXPECT TO HAVE LIMITED CONTROL OVER ACTIVITIES ON PROPERTIES WE DO NOT OPERATE, WHICH COULD REDUCE OUR PRODUCTION AND REVENUES.

We expect that we will operate all of our initial wells. However, some of our business activities could be conducted through joint operating agreements under which we own partial interests in oil and natural gas properties. In such situation, we may not operate the related properties and in some cases we may not have the ability to remove the operator in the event of poor performance. As a result, we may have a limited ability to exercise influence over normal operating procedures, expenditures or future development of underlying properties and their associated costs. The failure of an operator of our wells to adequately perform operations, or an operator’s breach of the applicable agreements, could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others therefore depend upon a number of factors outside of our and the operator’s control, including:

*	timing and amount of capital expenditures;
*	expertise and financial resources; and
*	inclusion of other participants.

OIL AND NATURAL GAS ARE COMMODITIES SUBJECT TO PRICE VOLATILITY BASED ON MANY FACTORS OUTSIDE THE CONTROL OF PRODUCERS, AND LOW PRICES MAY MAKE PROPERTIES UNECONOMIC FOR FUTURE PRODUCTION.

Oil and natural gas are commodities, and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. For example, beginning in June 2014 when the price of Brent oil was above US$110 per barrel, a significant decline in the price of oil began. This decline continued to a low of US$28 per barrel in January of 2016. Since then prices have increased with Brent recently trading above US$79 per barrel at the middle of May 2018. The prices a producer may expect and its level of production depend on numerous factors beyond its control, such as:

*	changes in global supply and demand for oil and natural gas;
*	the actions of OPEC;
*	the price and quantity of imports of foreign oil and natural gas;
*	political conditions, including embargoes, in oil and natural gas producing regions;
*	the level of global oil and natural gas inventories;
*	weather conditions;
*	technological advances affecting energy consumption; and
*	the price and availability of alternative fuels.

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

COMMODITY PRICE RISK MANAGEMENT DECISIONS MAY CAUSE US TO FOREGO ADDITIONAL FUTURE PROFITS OR RESULT IN MAKING ADDITIONAL CASH PAYMENTS.

To reduce our exposure to changes in the prices of oil and natural gas, we may enter into commodity price risk management agreements for a portion of our oil and natural gas production. The agreements that we could enter into generally would have the effect of providing us with a fixed price for a portion of the expected future oil and natural gas production over a fixed period of time. Commodity price risk management agreements expose us to the risk of financial loss, including the following:

*	production is less than expected;
*	the counter-party to the commodity price risk management agreement may default on its contractual obligations to us;

*	we could be required to post additional cash to cover margin requirements, which could materially and adversely affect liquidity;
*	we could be unable to meet additional margin requirements, which could result in the closing of positions thereby leading to a financial loss as well as the possible loss of the anticipated benefits of the related hedging transactions;
*	there may be a change in the expected differential between the underlying price in the commodity price risk management agreement and actual prices received; and
*	market prices may exceed the prices for which we are contracted to receive, resulting in the need to make significant cash payments.

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

RISKS RELATING TO OUR MANAGEMENT

WE DEPEND ON CERTAIN KEY PERSONNEL.

We currently, and in the future will, substantially depend upon the efforts and skills of our current and expected future management. The loss of the services of any member of management, or the inability of any of time to devote sufficient attention to our operations, could materially and adversely affect our operations. Currently, no member of management has entered into a written employment agreement or any covenant not to compete agreement with us, although we have entered into a consulting agreement with Keith D. Spickelmier, the Chairman of our Board of Directors, which does not contain a covenant not to compete. As a result, any member of management may discontinue providing his services to us at any time and for any reason, and even thereafter commence competition with us. Moreover, we do not currently maintain key man life insurance on any member of management.

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

OUR MANAGEMENT OWNS A LARGE PERCENTAGE OF OUR OUTSTANDING STOCK, AND CUMULATIVE VOTING IS NOT AVAILABLE TO SHAREHOLDERS.

Our current senior management owns approximately 68.42% of our outstanding common stock as of the date of this Report. Cumulative voting in the election of directors is not authorized in our First Amended and Restated Articles of Incorporation. Accordingly, it is not permitted as a matter of law. As a result, the holder or holders of a majority of our outstanding shares of common stock may elect all of our directors. Management’s large percentage ownership of our outstanding common stock will enable them to maintain their positions as such and thus their control of our business and affairs.

OUR OBLIGATION TO INDEMNIFY MEMBERS OF MANAGEMENT COULD REQUIRE US TO PAY THEM FOR LOSSES CAUSED BY THEM, AND LIMITATIONS ON CLAIMS AGAINST SUCH MEMBERS COULD PREVENT OUR RECOVERY OF SUCH LOSSES FROM THEM.

The corporation law of Nevada allows a Nevada corporation to indemnify its directors and each of its officers, agent and/or employee to the extent that certain standards are met, and our First Amended and Restated Articles of Incorporation permits indemnification of our director, and our Bylaws requires indemnification of our director to the maximum extent permitted by law. If the required standards are met, we could be required to indemnify management for losses caused by them. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we have the power to indemnify such person against the liability insured against. Moreover, the corporation law of Nevada allows a Nevada corporation to limit the liability of its directors to the corporation and its shareholders to a certain extent, and our First Amended and Restated Articles of Incorporation and Bylaws have eliminated the director’s liability to the maximum extent permitted by law. Consequently, because of the actions or omissions of our management, we could incur substantial losses and be prevented from recovering such losses from such persons. Further, the U.S. Securities and Exchange Commission maintains that indemnification for liabilities arising under the Securities Act is against the public policy expressed in the Securities Act, and is therefore unenforceable.

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

Certain Federal legislation, including the Sarbanes Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors because we have never had funds available therefor. Possibly if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Although we intend to bolster our corporate governance as funds are available therefor, prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

RISKS RELATING TO OUR COMMON STOCK

OUR COMMON STOCK HAS EXPERIENCED ONLY LIMITED TRADING.

Our common stock is quoted on the over-the-counter markets under the name “Discovery Energy Corp.” and the symbol “DENR”. Previously, our common stock was quoted on the OTC Bulletin Board under the name “Santos Resource Corp.” and the symbol “SANZ”. The volume of trading of our common stock has been extremely limited. There can be no assurance as to the prices at which the shares of our common stock will trade in the future. Until shares of our common stock become more broadly held and orderly markets develop and even thereafter, the prices of our common stock may fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

*	The depth and liquidity of the markets for our common stock;
*	Investor perception of us and the industry in which we participate;
*	General economic and market conditions;
*	Responses to quarter to quarter variations in operating results;
*	Failure to meet securities analysts’ estimates;
*	Changes in financial estimates by securities analysts;
*	Conditions, trends or announcements in the oil and gas industry;
*	Announcements of significant acquisitions, strategic alliances, joint ventures or capital commitments by us or our competitors;
*	Additions or departures of key personnel;
*	Sales of our common stock;
*	Accounting pronouncements or changes in accounting rules that affect our financial statements; and
*	Other factors and events beyond our control.

The market price of our common stock could experience significant fluctuations unrelated to our operating performance. As a result, a shareholder (due to personal circumstances) may be required to sell such shareholder’s shares of our common stock at a time when our stock price is depressed due to random fluctuations, possibly based on factors beyond our control.

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

THE TRADING PRICE OF OUR COMMON STOCK MAY ENTAIL ADDITIONAL REGULATORY REQUIREMENTS, WHICH MAY NEGATIVELY AFFECT SUCH TRADING PRICE.

The trading price of our common stock historically has been below $5.00 per share. As a result of this price level, trading in our common stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transaction before sale. The additional burdens imposed upon broker dealers by such requirements may discourage broker dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

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

SHAREHOLDERS HAVE NO GUARANTEE OF DIVIDENDS.

The holders of our common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. To date, we have paid no cash dividends. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations. Currently, our outstanding Debentures prohibit us from paying dividends without the consent of the Debenture holders.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Trading Prices. Our common stock is quoted in the over-the-counter markets under the name “Discovery Energy Corp.” and the symbol “DENR”. Previously, our common stock was quoted on the OTC Bulletin Board under the name “Santos Resource Corp.” and the symbol “SANZ”. Set forth below are the ranges of closing prices of our common stock for the periods indicated, as reported in the over-the-counter markets. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. Our common stock began trading on June 15, 2009. The following table reports high and low closing prices, on a quarterly basis, for shares of the Company’s common stock within the two most recent fiscal years:

	Common Stock
2017	High	Low
First Quarter (ended 05/31/16)	$0.49	$0.26
Second Quarter (ended 08/31/16)	$0.25	$0.25
Third Quarter (ended 11/30/16)	$0.25	$0.20
Fourth Quarter (ended 02/28/17)	$0.25	$0.22

	Common Stock
2018	High	Low
First Quarter (ended 05/31/17)	$0.51	$0.17
Second Quarter (ended 08/31/17)	$0.35	$0.14
Third Quarter (ended 11/30/17)	$0.55	$0.12
Fourth Quarter (ended 02/28/18)	$0.45	$0.35

Outstanding Shares and Record Holders. As of June 5, 2018, we had 106 common shareholders of record and 143,040,396 common shares outstanding.

Dividends. We have not paid any cash dividends on our common stock, and we do not intend to pay any dividends for the foreseeable future. Currently, our outstanding Debentures prohibit us from paying dividends without the consent of the Debenture holders.

Recent Private Placements. During fiscal 2018, the Company privately sold 1,375,000 shares of our common stock to two investors at a per-share price of $0.20 for an aggregate purchase price of $275,000. These sales have been previously included in Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The issuance of these securities is claimed to be exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and Rule 506(b) of Regulation D under the Act. No advertising or general solicitation was employed in offering these securities. The offering and sale were made only to an accredited investor, and subsequent transfers were restricted in accordance with the requirements of the Act. None of these securities were registered under the Act, and they may not be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements.

Equity Compensation Plans. We have one equity compensation plan for our directors, officers, employees and consultants pursuant to which options, rights or shares may be granted or issued. This plan is named the “Discovery Energy Corp. 2012 Equity Incentive Plan” (the “Plan”). Information on the material terms of the Plan is given below. The following table provides information as of February 28, 2018 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by shareholders, and (ii) compensation plans not previously approved by shareholders:

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

Types of Awards. The following types of awards may be granted under the Plan. All of the awards described below are subject to the conditions, limitations, restrictions, vesting and forfeiture provisions determined by the Administrator, in its sole discretion, subject to such limitations as are provided in the Plan. The Administrator, in its discretion, shall also determine the number of shares subject to any award. At the discretion of the Administrator, awards may be made subject to or may vest on an accelerated basis upon the achievement of performance related criteria, which may be established on a Company-wide basis or with respect to one or more business units or divisions or subsidiaries and may be based upon the attainment of criteria as may be determined by the Administrator and set forth in the participant’s award agreement. None of the awards available under the Plan may be granted to any participant who is not subject to U.S. Federal income tax, unless such grant would not constitute deferred compensation within the meaning of Section 409A of the Internal Revenue Code of 1986 (the “Code”).

*	Stock Grants. A stock grant is an award of shares of common stock, which may be granted outright, or (in certain cases) may not vest until after a specified period of time, or upon the satisfaction of other vesting conditions as determined by the Administrator, and which may be forfeited if conditions to vesting are not met. Participants generally receive dividend payments on the shares subject to a restricted stock grant award during the vesting period, and are also generally entitled to vote the shares underlying their awards.

*	Non-Qualified Stock Options. An award of a non-qualified stock option under the Plan grants a participant the right to purchase a certain number of shares of common stock during a specified term in the future, possibly after a vesting period, at an exercise price equal to at least 100% of the fair market value of the common stock on the grant date. The term of a non-qualified stock option may not exceed 10 years from the date of grant. Payment of the exercise price of a non-qualified stock option may be made in cash or, if permitted by the Administrator, by tendering shares of common stock owned by the participant and acquired at least six (6) months prior to exercise, having a fair market value equal to the exercise price, by a combination of cash and shares of common stock or by authorizing the sale of shares otherwise issuable upon exercise, with the sale proceeds applied towards the exercise price. Additionally, the Administrator may provide that stock options can be net exercised - that is exercised by issuing shares having a value approximately equal to the difference between the aggregate value of the shares as to which the option is being exercised and the aggregate exercise price for such number of shares. A non-qualified stock option is an option that does not qualify under Section 422 of the Code.

*	Stock-Based Awards. A stock-based award is a grant by us under the Plan of an equity award or an equity-based award that is not a non-qualified stock option, an incentive stock option, or a stock grant. The Administrator has the right to grant stock-based awards having such terms and conditions as the Administrator may determine, including, without limitation, the grants of shares based upon certain conditions, the grant of securities convertible into shares and the grant of stock appreciation rights, phantom stock awards or stock units. The principal terms of each stock-based award will be set forth in the participant’s award agreement, in a form approved by the Administrator and shall contain terms and conditions which the Administrator determines to be appropriate and in our best interests.

Previous Awards. We have awarded 302,700 shares of our common stock in outright grants pursuant to the Plan as of February 28, 2018.

Anti-dilution. The Plan carries certain anti-dilution provisions concerning stock dividends, stock splits, consolidations, mergers, re-capitalizations and reorganizations.

Term. The Plan will expire on July 30, 2022 unless sooner terminated except as to awards outstanding on that date.

Amendment and Earlier Termination. Our Board of Directors or our shareholders may terminate the Plan prior to its scheduled termination. Our shareholders may amend the Plan in any respect at any time, except no amendment may, without the consent of a participant, alter or impair such participant’s rights under any award previously granted. The administrator of the Plan has the ability to amend the Plan in certain technical ways.

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

*

Stock Grants. A participant who receives an outright stock grant generally will be taxed at the time a stock grant is awarded, and the amount of taxable income recognized will equal the fair market value of the shares subject to the award. A participant who receives a restricted stock grant generally will not be taxed at the time a stock grant is awarded but will recognize taxable income when the award vests or otherwise is no longer subject to a substantial risk of forfeiture. The amount of taxable income recognized will equal the fair market value of the shares subject to the award (or the portion of the award that is then vesting) at that time. Participants may elect to be taxed based on the fair market value of the shares at the time of grant by making an election under Section 83(b) of the Code within 30 days of the award date. If an award with respect to which a participant has made such an election under Section 83(b) is subsequently canceled, no deduction or tax refund will be allowed for the amount previously recognized as income. Unless a participant makes a Section 83(b) election, dividends paid to a participant on shares of an unvested restricted stock grant will be taxable to the participant as ordinary income. If the participant made a Section 83(b) election, the dividends will be taxable to the participant as dividend income, which generally is subject to the same rate as capital gains income.

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

Item 6. Selected Financial Data.

Not applicable.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Discovery Energy Corp. (the “Company” or “Discovery”) was incorporated under the laws of the state of Nevada on May 24, 2006 under the name “Santos Resource Corp.” Its current business plan is to explore for and produce oil and natural gas from a tract of land (the “Prospect”) covered by Petroleum Exploration License (PEL) 512 (the “License”) in the State of South Australia. The business plan was adopted near the end of fiscal 2012, after having previously abandoned an initial business plan involving mining claims in Quebec, Canada and after having been dormant from a business perspective for a period of time. In connection with the adoption of the current business plan, the Company had a change in control, a change in management, a change in corporate name, and a change of the status from a “shell” company, as that term is defined in Rule 405 of the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.

In its 2018 fiscal year, the Company primarily focused on the following activities:

●

The Company continued its efforts to complete a major financing so that it could commence an initial drilling program. Although the Company was not able to complete such a financing, it did raise additional funds in fiscal 2018 in the aggregate amount of approximately $1.54 million through the Company’s on-going debenture financings (the “Debenture Financing”) and in private placements of its common shares.

●

The Company further analyzed and identified initial drill sites based on a 3D seismic survey (the Nike 3D Seismic Survey, which is referred to herein as the “Survey”) covering an approximately 179 square kilometers section of the southwest portion of the Prospect. The Survey was conducted by Terrex Pty Ltd. (“Terrex”) on the Prospect’s South Block. Terrex completed the Survey fieldwork on October 30, 2016. For Terrex’s services, the Company paid a “turnkey price” of approximately AU$3,057,000 (approximately US$2,379,000 based on the average exchange rate actually received on US$ funds advanced to pay Terrex). After completing the Survey, the Company suspended the License on its own initiative to preserve the end date for the third year of its work commitment and beyond. Subsequent to completion of the Survey fieldwork, the data gathered was delivered to a geophysical processor in Dallas, Texas. Through a series of technical steps, the raw data was converted to analytical quality information and delivered to its geophysical advisor just prior to the end of 2016. Interpretation of the processed data included advanced technical analysis by specialized consultants. The ongoing work has developed an inventory of more than 30 leads judged to be potential areas of crude oil accumulations, and the Company has prioritized these initial prospective locations for presentations to potential sources of significant capital.

●	In two transactions, the Company acquired portions of an original 7.0% royalty interest relating to the Prospect retained by the entity that, in effect, transferred and sold the License to the Company. Added to the portion of such royalty interest that the Company previously acquired, it now owns an aggregate 5.0% royalty interest, while the previous holders of the original 7.0% interest continue to hold a 2.0% royalty interest.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations as of February 28, 2018 are based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material. The footnotes to the financial statements contain critical accounting policies that significantly impact the judgments and estimates used in the preparation of the financial statements. These policies should be reviewed to better understand the financial condition and results of operations of the Company.

Results of Operations

Financial results for the year ended February 28, 2018 from an operational standpoint improved compared to the previous fiscal year due to reduced operating expenses. However, higher non-cash expenses associated with additional debenture financings resulted in a greater overall loss in the most recent fiscal year when compared to the year ended February 28, 2017.

Comparison of Year Ended February 28, 2018 to Year Ended February 28, 2017

The Company’s results of operation for the fiscal years ended February 28, 2018 and February 28, 2017 are summarized in the tables below:

	Fiscal Year Ended February 28	Fiscal Year Ended February 28
	2018	2017
Revenue	$—	$—
Operating Expenses	1,420,086	3,832,458
Other (Income)/Expenses	7,758,869	3,961,767
Net Loss	$9,178,955	$7,794,225

The Company’s operating expenses for the fiscal years ended February 28, 2018 and 2017 are outlined in the table below:

	Fiscal Year Ended February 28	Fiscal Year Ended February 28
	2018	2017
General and Administrative	$217,044	$226,035
Exploration Costs	488,171	3,172,442
Professional Fees	618,828	327,168
Rent	10,904	10,318
Travel	85,139	96,495
Total	$1,420,086	$3,832,458

Revenues. There were no revenues for either the fiscal year ended February 28, 2018 or the fiscal year ended February 28, 2017. No earning revenues are anticipated until such time as commercial production of oil and natural gas commences. The Company is presently in the exploration stage of its business, and can provide no assurance that it will discover exploitable levels of hydrocarbons on its properties, or if such resources are discovered, that they can be brought into commercial production.

Operating Expenses. The total operating expenses incurred during fiscal 2018 were approximately $1,420,000 or 63% lower than those recorded in fiscal 2017 and reflect the decreased level of activity with the completion of the Nike geophysical and geological survey. This decrease was somewhat offset by an increase in professional fees.

Exploration costs for the fiscal year ended February 28, 2018 decreased by approximately $2,684,000 or 85% compared to the prior year ended February 28, 2017. The Nike 3D seismic survey plus the related costs of data processing and initial technical interpretation were the major elements of exploration costs during the year ended February 28, 2017. Similar costs were not incurred during the most recent fiscal year as efforts were focused on refining technical interpretations as part of an effort to identify specific drilling prospects.

Professional fees for the year ended February 28, 2018 increased by approximately $292,000 or 89% compared to the prior fiscal year ended February 28, 2017, due primarily to increases in services rendered for fund raising services, technology and operations management services, accounting services and the cost of required derivative analysis associated with the Company’s debentures.

General and administrative expenses for the year ended February 28, 2018 were approximately $9,000 lower than those incurred during the year ended February 28, 2017 primarily due to reductions in communications and SEC reporting expenses.

Travel expenses decreased by approximately $11,000 or 12% during the year ended February 28, 2018 compared to the year ended February 28, 2017. This reflects a decrease in international travel costs related to the Nike 3D seismic survey.

Other income (expenses). The Company had net other expenses in the amount of approximately $7.8 million for the year ended February 28, 2018 compared to net other expenses in the amount of approximately $4 million for the year ended February 28, 2017, representing a net increase of approximately $3.8 million. This increase is primarily attributable to an approximately $7.6 million increase incurred as the result of a negative change in the valuation of the derivative liabilities associated with the debentures, partially offset by a reduction of approximately $3.9   million in interest expense and debt discount amortization recorded as interest expense. This difference reflects, in large part, the significantly lower principal amount of debentures issued during the year ended February 28, 2018. These expenses are non-cash, as is the debenture interest that is paid by committing to issue additional shares of common stock.

Net loss. The Company had a net loss of approximately $9.2 million (or $0.06 per-share) for the year ended February 28, 2018 compared to a net loss of approximately $7.8 million (or $0.06 per-share) for the year ended February 28, 2017, representing a change of approximately $1.4 million. This increase is primarily attributable to an approximately $7.6 million change in the valuation of the derivative liability associated with the debentures, offset by a decrease in interest expense of approximately $3.9 million also associated with the debentures and a decrease in operating expenses of approximately $2.4 million during the year period ended February 28, 2018.

Liquidity and Capital Resources

Financing History and Immediate, Short-Term Capital Needs

From January 2012 through May 27, 2016, business activities were financed primarily through private placements of shares of common stock. During that period, several rounds of equity financing were conducted which raised total “seed” capital in the amount of $2,723,750 resulting in the issuance of 19,657,501 shares of common stock. Moreover, from time to time, officers and directors, of the Company provided short-term bridge funding. These advances were repaid out of proceeds from the Debenture Financings. During fiscal 2018, a total of 1,375,000 shares of the Company’s common stock were privately placed for an aggregate purchase price of $275,000.

Since May 2016, the Company has relied on a series of placements of Debentures (debt instruments convertible into shares of common stock). The Debentures were issued pursuant to a Securities Purchase Agreement executed on May 27, 2016. Through the date of this Report, Debentures having an aggregate original principal amount of $6,850,000 have been placed. In conjunction with certain Debentures, warrants were issued that give the holder the right to purchase up to a maximum of 19,125,000 shares of common stock at an initial per-share exercise price of $0.20.

The first Debenture placement involved the issuance to a single investor (the “Original Investor”) a Debenture having an original principal amount of $3.5 million. Subsequent to this first placement, nine additional Debenture placements have occurred, to one or both of the Original Investor or an additional investor (the “New Investor”). Original Investor has received all of the issued warrants. Each of the Debentures involves the following features:

*	The Debentures bear interest at the rate of eight percent (8%) per annum, compounded quarterly. However, upon the occurrence and during the continuance of a stipulated event of default, the Debentures will bear interest at the rate of twelve percent (12%) per annum.

*	Interest need not be paid on the Debentures until the principal amount of the Debentures becomes due and payable. Instead, accrued interest is added to the outstanding principal amount of the Debentures quarterly. Nevertheless, the Company may elect to pay accrued interest in cash at the time that such interest would otherwise be added to the outstanding principal amount of the Debentures.

*	The principal amount of and accrued interest on the Debentures are due and payable in a single balloon payment on or before May 27, 2021.

*	We are not entitled to prepay the Debentures prior to their maturity.

*	The Debentures are convertible, in whole or in part, into Common Shares at the option of Holder, at any time and from time to time. The conversion price for Debentures having an aggregate original principal amount of $5,887,500 is $0.16, while the conversion price for a Debenture with an original principal amount of $962,500 is $0.20. All conversion prices are subject to certain adjustments that are believed to be customary in transactions of this nature, including so-called “down round” financing adjustments. The Company is subject to certain liabilities and liquidated damages for its failure to honor timely a conversion of the Debentures, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

*	The holders of the Debentures are entitled to have them redeemed completely or partially upon certain events (such as a change of control transaction involving the Company or the sale of a material portion of the Company’s assets) at a redemption price equal to 120% of the then outstanding principal amount of the Debenture and 100% of accrued and unpaid interest on the outstanding principal amount of this Debenture, plus all liquidated damages and other amounts due hereunder in respect of the Debenture.

*	The Debentures feature negative operating covenants, events of defaults and remedies upon such events of defaults that are believed to be customary in transactions of this nature. One of the remedies upon an event of default is the Debenture holders’ ability to accelerate the maturity of the Debenture such that all amounts owing under the Debenture would become immediately due and payable. The Debenture holders would then be able to resort to the collateral securing the Debentures, if the Company did not pay the amount outstanding, which is likely to be the case.

*	The Debentures are secured by virtually all of the Company’s assets owned directly or indirectly but for the License, which is held by the Company’s Australian subsidiary, Discovery Energy SA Pty Limited (the “Subsidiary”).

The proceeds from the Debenture placements have generally been used to fund the acquisition, processing and interpretation of the Survey data and payment of the Company’s and the Debenture holders’ expenses associated with the placements. A portion of these proceeds have been used to retire all of the outstanding indebtedness, including the amounts owed to Liberty Petroleum, the loans made by management, and for the acquisition of a 5.0% overriding royalty interest relating to the Prospect. Funds were also used for payment of general and administrative expenses. In addition to the preceding, a portion of the proceeds from the issuance of Debentures to New Investor was used to pay Rincon Energy, LLC pursuant to a geophysical consulting agreement. As of the date of this report and pursuant to the Securities Purchase Agreement as amended, New Investor has the right, but not the obligation, to acquire additional Debentures having an aggregate original principal amount of $212,500.

As of February 28, 2018, the Company had cash of approximately $261,000, and had negative working capital of about $491,000. As of May 31, 2018, the Company had the US dollar equivalent of approximately $252,000 of cash on hand.

Management believes that the cash on hand, as of the date of this report, will be sufficient to finance general and administrative expenses through July 2018, although no assurance of this can be provided. However, this amount of cash will be insufficient to allow the Company to fulfill work commitment obligations in a timely manner. A plan for financing these obligations is discussed below. Management intends to finance all of the general and administrative expenses beyond available cash on hand by undertaking to raise up to $1.66 million through a private placement of shares of common stock. If successful in raising $1.66 million in the private placement, it is estimated that the related net proceeds will be sufficient to finance general and administrative activities through September 2019. However, no assurance can be given that the amounts will be adequate. Moreover, no assurance can be provided of successfully raising any additional funds for this purpose. Furthermore, as previously stated, the funds from the private placement will not be sufficient to satisfy work commitments for future years in any meaningful way.

Long-Term Capital Needs

The five-year work commitments relating to the License impose certain obligations on the Company. The work requirements of the first two years, which included geotechnical studies and the Survey, have been completed and reports and certain work materials have been submitted as required by the South Australian government. Going forward, additional funds will be required to meet the seismic and drilling obligations of License Years 3, 4 and 5. Working capital will also be needed to satisfy general and administrative expenses. Between June 2018 and October 2020, it is estimated that the Company will need to raise an additional $23 million to have sufficient capital to meet the remaining work commitments specified in the License and to fund operations. Net revenues produced from successful oil wells could provide some of the funds required to meet these capital needs. However, no assurance can be given that this or any other amount of financing will be obtained or that any oil revenue will be earned.

If successful with the early wells, work will continue with a full development plan, the scope of which is now uncertain but will be based on technical analysis of seismic data, field drilling and log reports, production history and costs estimates. However, all of the preceding plans are subject to the availability of sufficient funding and the receipt of all governmental approvals. Without sufficient available funds to undertake these tasks, additional financings or a joint venture partner will be required.

Failure to procure a joint venture partner or raise additional funds will preclude the Company from pursuing its business plan, as well as exposing the Company to the loss of the License, as discussed below. Moreover, if the business plan proceeds as just described, but the initial wells do not prove to hold producible reserves, the Company could be forced to cease its initial exploration efforts on the Prospect.

Major Financing Efforts and Other Sources of Capital

The Company’s capital strategy for most of its 2016, 2017 and 2018 fiscal years has been, and continues to be, to attempt to engage in a single major capital raising transaction to provide sufficient funds to satisfy its capital needs for a number of years to come. While management did not completely abandon this strategy, the Company did shift its emphasis in an effort to try to engage in one or more smaller capital raising transactions to provide sufficient funds to satisfy ongoing and future capital needs. Beginning in May 2016 and since then, the Company has completed a series of placements of its Debentures having an aggregate original principal amount of $6,850,000. The Company’s plan for financing its general and administrative expenses is described in the section captioned “Financing History and Immediate, Short-Term Capital Needs” above. The Company’s plan for financing its work commitments is described in the following paragraph.

The interpretation and analysis of the Survey resulted in an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. These initial prospective locations were prioritized and the results are being presented to prospective investors with a view to securing the capital to commence the Company’s initial drilling program. The Company needs to complete a major capital raising transaction to continue moving its business plan forward. In the interim, the Company is continuing efforts to raise comparably smaller amounts to cover general and administrative expenses. The Company has no assurance that it will be able to raise any required funds. The Company has also re-commenced efforts to secure one or more joint venture partners.

Sales from production as a result of successful exploration and drilling efforts would provide the Company with incoming cash flow. The proved reserves associated with production would most likely increase the value of the Company’s rights in the Prospect. This, in turn, should enable the Company to obtain bank financing (after the wells have produced for a period of time to satisfy the lenders requirements). Both of these results would enable the Company to continue with its development activities. Positive cash flow is a critical success factor for the Company’s plan of operation in the long run. Management believes that, if the Company’s plan of operation successfully progresses (and production is realized) as planned, sufficient cash flow and debt financing will be available for purposes of properly pursuing its plan of operation, although the Company can make no assurances in this regard.

Finally, to reduce its cash requirements, the Company might attempt to satisfy some of its obligations by issuing shares of its common stock, which would result in dilution in the percentage ownership interests of the Company’s existing shareholders and could result in dilution of the net asset value per share of the Company’s existing shareholders.

Consequences of a Financing Failure

If required financing is not available on acceptable terms, the Company could be prevented from satisfying its work commitment obligations or developing the Prospect to the point that the Company is able to repay the Debentures, which become due in May 2021. Failure to satisfy work commitment obligations could result in the eventual loss of the License and the total loss of the Company’s assets and properties. Failure to timely pay the Debentures could result in the eventual exercise of the rights of a secured creditor and the possible partial or total loss of the Company’s assets and properties. Failure to procure required financing on acceptable terms could prevent the Company from developing the Prospect. If any of the preceding events were to occur, the Company could be forced to cease its operations, which could result in a complete loss of shareholders’ equity. If additional financing is not obtained through an equity or debt offering, the Company could find it necessary to sell all or some portion of the Prospect under unfavorable circumstances and at an undesirable price. However, no assurance can be provided that the Company will be able to find interested buyers or that the funds received from any such partial sale would be adequate to fund additional activities. Future liquidity will depend upon numerous factors, including the success of the Company’s exploration and development program, satisfactory achievement of License commitment’s and capital raising activities.

Known Trends

Management believes that it has discerned the following trends relevant to the Company:

*	Australia’s crude oil and condensate exports are forecast to increase from $5.5 billion in 2016–17 to $6.0 billion in 2017–18, driven by higher oil prices. Further increases are expected in 2018–19, as higher condensate production supports forecast export earnings of $7.0 billion.

*	Australia’s production of crude and condensate averaged 298,000 barrels a day in the September quarter 2017. Significantly lower production in the Bonaparte, Gippsland and Cooper basins contributed to a 7.4 per cent annual decrease in production. Condensate production, increasing by 3.9 per cent over the year, exceeded crude oil production for the first time. Higher output from Gorgon LNG supported condensate production was expected to reach 151,000 barrels a day in the September quarter 2017.

*	Australia’s production of crude oil and condensate is forecast to average 291,000 barrels a day in 2017–18, before increasing to 344,000 barrels a day in 2018–19. In addition to new condensate production, the crude oil development project in the pipeline, Greater Enfield, is expected to add 40,000 barrels a day oil production capacity in mid-2019. At the end of 2018–19, condensate production is forecast to account for around 52 per cent of Australia’s total petroleum production, up from 39 per cent in 2016–17.

*	Australia’s petroleum exploration expenditure was $285 million in the September quarter 2017, a 20 per cent decrease over the year. Low oil prices have caused a decline in exploration activity, as has the high cost nature of Australia’s reserves.

*	Australia’s rate of refinery production was 451,000 barrels a day in the September quarter 2017, unchanged from the same period in 2016. Refined product imports were 10 per cent higher than the September 2016 quarter, at 9,240 million litres, driven by higher diesel imports.

*	During in 2017–18, refinery production is expected to increase slightly, reflecting higher production rates from refinery facilities. Refinery production is forecast to average 439,000 barrels a day in 2018–19, increasing at an annual rate of 2.3 per cent over this period of time.

*	In 2017 world production is estimated to have been 97.3 million barrels a day, a marginal increase on 2016 levels. During in 2017–18, production total production is forecast to increase by 1.8 per cent, to reach 99.1 million barrels a day in 2018.

*	Lower OPEC production is expected to be offset with higher non-OPEC production, primarily from the United States, Canada and Brazil are also expected to increase production, lifting total non-OPEC production to 59.5 million barrels a day in 2018, 2.5 per higher than 2017.

*	Towards the end of the in 2017–18 period, as OPEC production is expected to return to the market, world production is forecast to reach 100.7 million barrels a day in 2019.

(Sources: BREE - Resources and Energy Quarterly – December 31, 2017)

Off-Balance Sheet Arrangements

During the year ended February 28, 2018, the Company had no off-balance sheet arrangements.

Item 7A Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The reports of the Company’s independent auditors appear at Page F-1 hereof, and the Company’s financial statements appear at page F-2 through F-10 hereof.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management (including the Company’s principal executive officer and principal financial officer), an evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) was conducted as of the end of the fiscal period covered by this Annual Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the lack of segregation of accounting duties as a result of limited personnel resources represents a material weakness and an ineffective element of the Company’s financial procedures. Therefore, the principal executive officer and principal financial officer believe that the Company’s disclosure controls and procedures are not sufficiently effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. With the addition of a Controller in August 2017 and the implementation of a number of accounting and financial statement preparation and review processes, the financial controls of the Company have been improved. However, additional improvements in internal controls will be necessary to fully address the significant deficiencies and material weaknesses.

Limitations on Effectiveness of Controls and Procedures

The Company’s principal executive officer and principal financial office, as well as other members of management, do not expect that disclosure control procedures and/or internal controls will prevent all potential errors and/or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the actions or inactions of one or more individuals and/or by management override of various controls. Also, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving stated goals under all potential future conditions. Over time, controls could become inadequate due to changes in internal and/or external conditions, or to deterioration in the degree of staff and/or systems compliance with the standards, policies and procedures of the Company.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) is a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial office and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that:

*	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

*	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and the Company’s Board of Directors; and
*	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and process designs can incorporate safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2018. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the assessment, management noted the following:

*	Lack of an independent audit committee.
*	Staffing and supervision within the bookkeeping and reporting activities precludes segregating duties within the Company’s internal control system.
*	There are an insufficient number of independent directors.

Based on its assessment, management has concluded that the Company had certain control deficiencies described below that constituted material weaknesses in its internal controls over financial reporting. As a result, the Company’s internal control over financial reporting was not effective as of February 28, 2018.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls. As a result of management’s review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year related to the preparation of management’s report on internal controls over financial reporting required for this Annual Report, management concluded that the Company had a material weakness in its control environment and financial reporting process due to the lack of segregation of accounting duties due to the small number of staff employed by the Company.

The Company does not believe the material weakness described above caused any meaningful or significant misreporting of its financial condition and results of operations for the fiscal year ended February 28, 2018. However, management believes that the lack of segregation of accounting duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in the Company’s financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described above. In an effort to remediate the identified material weaknesses and other deficiencies and enhance its internal controls, the Company has initiated, or plans to initiate, the following series of measures:

*	The Company will create a position to segregate duties consistent with control objectives and will increase its personnel resources and technical accounting expertise within the accounting function when funds are available to the Company.
*	The Company has retained an outside accountant to prepare its financial statements and ensure that the Company have properly captured and classified transaction.
*	The Company plans to retain additional accounting personnel when funding is available.

The Company believes the remediation measures described above will remediate the material weakness the Company has identified and strengthen its internal control over financial reporting. The Company is committed to continuing to improve its internal control processes and will continue to diligently and vigorously review its financial reporting controls and procedures. As the Company continues to evaluate and work to improve its internal control over financial reporting, the Company may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

Other than any changes expressly noted above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report

As permitted by SEC rules applicable to the Company, this Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

General

The authorized number of our directors is presently fixed at three. Each director serves for a term of one year that expires at the following annual shareholders’ meeting. Each officer serves at the pleasure of the Board of Directors and until a successor has been qualified and appointed.

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Current Management

Our directors and executive officers are as follows:

Name	Age	Positions
Keith D. Spickelmier	56	Chairman of the Board
Keith J. McKenzie	53	Director & Chief Executive Officer
Michael D. Dahlke	69	President and Chief Operating Officer
William E. Begley	63	Director, Chief Financial Officer & Treasurer

The following is the background of current directors and executive officers of ours:

Keith D. Spickelmier - Mr. Spickelmier has been a Director and our Chairman of the Board since May 2012. He is the Executive Chairman of Sintana Energy Inc. (SNN: TSX-V), a public company with oil and gas operations in South America. He was a founding partner of Northbrook Energy LLC, which subsequently completed a business combination with Sintana Energy (previously Drift Lake Resources). He was the founder and Chairman of Westside Energy, a company he grew from a start up in May 2002 to US$200 million sale in 2008. Prior to joining Westside Energy, he was a partner with the law firm Verner, Liipfert, Bernhard, McPherson and Hand. From April 2001 through July 2003, Mr. Spickelmier was of counsel with the law firm Haynes and Boone, LLP. Mr. Spickelmier holds a B.A. from the University of Nebraska at Kearney and a J.D. from the University of Houston.

Keith J. McKenzie - Mr. McKenzie has been a Director of ours and our Chief Executive Officer since January 2012. He has over 29 years of experience working with public companies in the Industrial and Resource sectors. Over the past 19 years in the Oil & Gas sector, Mr. McKenzie has been engaged in various executive, finance, start up, and consulting capacities. He was the CEO of Star Oil Company, a private start up oil and gas Exploration Company he founded, in September 2009 to acquire oil and gas resources in the United States. In 2004, he was a founding principal and later served as the Chief Operating Officer of Paxton Energy, Inc., with responsibility for the company’s development and operations at the Cooke Ranch project located in La Salle County, Texas. Mr. McKenzie has consulted to numerous public and private Oil & Gas, Mining and industrial companies with both domestic and international operations.

William E. Begley - Mr. Begley has been our Chief Financial Officer and Treasurer since January 2012. He has been a Director of ours since May 2012. Mr. Begley has more than 30 years of energy industry and finance experience and began his career with British Petroleum (“BP”). He has also held senior positions in energy banking including Solomon, Inc. and was recently President of Stone & Webster Management Consulting, specializing in the design and development of major energy projects. As a leading energy advisor in Australia, Mr. Begley was instrumental in the development of the liberalized natural gas markets in Australia and Victoria specifically, with Gas & Fuel Victoria, and in the development of VENCorp, the natural gas trading and scheduling exchange in Australia. Mr. Begley also has a strong background in leading major capital energy projects including LNG, Methanol, and related petro-chemical and gas monetization projects, which will complement ongoing Company initiatives. In addition, he has also been involved in over $100 billion in energy related mergers and acquisitions, initially with Solomon, Inc. and more recently on an independent basis through WEBGruppe GmbH. Mr. Begley recently served as Chief Financial Officer and Treasurer for Magellan Petroleum Corporation. His graduate JD/MBA studies are in international business and energy law. Mr. Begley graduated in 1976 with a B.A. from St. Michaels’ College in Vermont.

Michael D. Dahlke - Mr. Dahlke has been our President and Chief Operating Officer since January 2012. At present, Mr. Dahlke is the principal of CSB Partners, LLC, a company that he founded in 2008. CSB Partners provides strategic and business development consulting service to firms operating in the oil field services, upstream and mid-stream oil and gas industries. He was the President of Star Oil Company. Prior to founding CSB Partners, Mr. Dahlke was a member of the Jefferies & Company oil and gas banking and consulting group. He joined Jefferies after a 30-year career with Enron Corp (and predecessors), where, at various times, he held the positions of President, Enron Americas, Managing Director, Corporate Development, and Vice President, Enron Gas Processing. Mr. Dahlke holds a B.S. and M.S. in Economics from Iowa State University.

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

Board Leadership Structure and Role in Risk Oversight

In early May 2012, our Board of Directors elected Keith D. Spickelmier as the chairman of the Board. Mr. Spickelmier is not a member of our management. During the remainder of fiscal 2013, Mr. Spickelmier emerged as a driving force behind our company’s business, and he is now serving as our non-management executive chairman. In such capacity, Mr. Spickelmier will continue to have typical board chair duties, such as serving as a liaison between the other board members and management, reviewing and approving materials to be sent to the board, working with management and other directors to develop agendas for board meetings, helping build consensus on proposed board actions, and serving as the chair of board and shareholder meetings. However, as executive chairman, Mr. Spickelmier’s duties will be broader, and he will continue to have an active role in developing and implementing business strategy, and he is expected to continue to provide hand on assistance in our high-level pursuits, especially pertaining to financing and other extraordinary corporate transactions.

Notwithstanding Mr. Spickelmier’s expansive role, Keith J. McKenzie remains our Chief Executive Officer. While Messrs. Spickelmier and McKenzie’s duties may overlap on occasion, Mr. McKenzie will be more responsible for our operations. We believe a board leadership structure involving one person serving as executive chairman and another as chief executive officer is best for our company and our shareholders. We believe this structure achieves a greater degree of independence in the leadership of the Board without losing the benefit of Mr. Spickelmier’s business skills and leadership capabilities. Further, we believe this separation improves the Board’s oversight of management, provides greater accountability of management to shareholders, and allows the chief executive officer to focus on managing our business operations, while allowing the executive chairman to focus on more effectively leading the Board and overseeing our general strategic direction and extraordinary transactions.

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

Committees and Director Selection

Until the change in our business focus in January 2012, we had been a “shell company” as defined in the Rule 405 of the Securities Act of 1933, as amended, and Rule 12b 2 of the Securities Exchange Act of 1934, as amended. As a result, we did not need and did not implement extensive corporate governance procedures. Our current management intends to adopt such procedures in due course whenever funds are available therefor.

Our Board of Directors has not established any standing committees, including an Audit Committee, Compensation Committee or a Nominating Committee. The Board of Directors as a whole undertakes the functions of those committees. Our Board of Directors believes that its decision not to establish any standing committees has been appropriate due to our prior status as a “shell company” and our limited operational activities to date. The Board of Directors expects to establish one or more of the preceding committees whenever it believes that doing so would benefit us.

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

Because we do not have a standing nominating committee, our full Board of Directors is responsible for identifying new candidates for nomination to the Board. We have not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the Board of Directors. Our Board of Directors believes that its decision not to establish the preceding policy and process has been appropriate due to our prior status as a “shell company” and our limited operational activities to date. The Board of Directors expects to establish such a policy and such a process whenever it believes that doing so would benefit us.

Because we do not have a standing compensation committee, our full Board of Directors will undertake the functions of a compensation committee if any executive officer and director compensation is considered in the immediate future. We do not now have any processes and procedures for the consideration and determination of executive and director compensation.

Code of Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and persons performing similar functions within our company. A copy of the code of ethics is filed with the SEC as an exhibit to our Form S-1 filed on July 14, 2008. A copy of the code of ethics can be obtained from us by a written request sent to Discovery Energy Corp., One Riverway Drive, Suite 1700, Houston, Texas 77056, and Attention: Corporate Secretary. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our directors, officers and employees, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

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

Item 11. Executive Compensation.

On November 1, 2017, we entered into a formal written consulting agreement (the “Spickelmier Agreement”) with Keith D. Spickelmier, the Chairman of our Board of Directors. The Spickelmier Agreement was made effective, retroactively, to March 1, 2017 to cover services that Mr. Spickelmier was providing at that time and would be providing thereafter. Per the Spickelmier Agreement, Mr. Spickelmier is to provide consulting services relating to our business with respect to which he has expertise, as from time to time may be reasonably requested by our chief executive officer. The Spickelmier Agreement has a two-year term, commencing on March 1, 2017 and ending on February 28, 2019. For Mr. Spickelmier’s provision of services, the Spickelmier Agreement requires us to pay to Mr. Spickelmier $125,000 for our fiscal commencing on March 1, 2017 and ending on February 28, 2018 and another $125,000 for our fiscal commencing on March 1, 2018 and ending on February 28, 2019. The timing of these payments is subject to the reasonable agreement of the parties, barring which each such payment shall be made on the last day of the related fiscal year. In fiscal 2018, we elected pay to Mr. Spickelmier $50,000 of the amount that we were obligated to pay to him in fiscal 2019. Accordingly, we paid to Mr. Spickelmier in fiscal 2018 a total of $175,000 per the Spickelmier Agreement. The Spickelmier Agreement contains other terms, provisions and conditions believed to be customary.

Furthermore, during fiscal 2018, we entered into informal verbal consulting agreements with Keith J. McKenzie, a Director and our Chief Executive Officer, and Michael D. Dahlke, our President and Chief Operating Officer. These consulting agreements were intended to compensate Messrs. McKenzie and Dahlke for certain services that they provided to us that would ordinarily be required to manage a start-up Company. Mr. Dahlke was paid $82,200 for his services and Mr. McKenzie received $59,900. Other than as described above, no other executive officer or director has received any compensation of any sort for services rendered.

In addition, we have not adopted any retirement, pension, profit sharing, or insurance programs or other similar programs for the benefit of our management or employees. We have adopted an equity incentive plan in which our management or employees could participate, but no grants have been made to any member of our management or any employee as of the date of this Report. However, such grants may be made in the future, and will be reported appropriately.

Notwithstanding the above, we expect to enter into additional formal written consulting agreements with members of our management (in addition to Mr. Spickelmier) at some time in the near future. The terms of these agreements are uncertain at this time. Although negotiations surrounding such agreements will not necessarily be at arms-length, the terms of these agreements (once they are completed) are expected to be fair to us. We expect that the remuneration provided for by these agreements will actually be below market levels until we achieve a sufficient level of financial stability, after which time such remuneration may be increased to market levels. We do not expect to pay cash remuneration until we achieve a sufficient level of financial stability, but we may issue shares of our common stock to satisfy contractual remuneration obligations. We expect that all remuneration that we may pay to management will be subject to any and all restrictions on remuneration imposed by investors providing funds to us.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The table set forth below contains certain information as of May 31, 2018 concerning the beneficial ownership of common stock (i) by each person who is known by us to own beneficially more than 5% of the outstanding common stock; (ii) by each director and executive officer; and (iii) by all directors and executive officers as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of May 31, 2018 are treated as outstanding only for determination of the number and percent owned by such group or person. The address for all persons listed in the table is One Riverway Drive, Suite 1700, Houston, Texas 77056.

	Beneficial Ownership (1)
Name of Beneficial Owner	Number	Percent
5% shareholders:
DEC Funding LLC (2)	55,299,975	27.88%
Steven Webster (3)	57,899,975	29.12%

Directors and executive officers:
Keith D. Spickelmier	48,300,000	33.77%
Keith J. McKenzie	36,505,460	25.52%
William E. Begley	10,607,106	7.42%
Michael D. Dahlke	2,451,616	1.71%
All directors and executive officers as a group (four persons)	97,864,182	68.42%

(1)	Includes shares beneficially owned pursuant to options, warrants and convertible securities exercisable or convertible within 60 days.
(2)	Includes 36,174,975 shares that may be acquired upon the conversion of currently outstanding debentures and the Payment In Kind (PIK) interest earned thereupon, and 19,125,000 shares that may be acquired upon the exercise of currently exercisable warrants. Steven Webster is a manager of DEC Funding LLC (“DECF”). In such capacity, Mr. Webster has shared voting and shared dispositive power of the shares included in the table, and as a result, he may be deemed to beneficially own these shares. Consequently, all of these shares are also included in the table for Mr. Webster. The address for DECF is 1000 Louisiana Street, Suite 3700, Houston, Texas 77002. The information contained in this footnote is based on information known to us and other information contained in certain filings made by DECF with the U.S. Securities and Exchange Commission indicating that DECF owns no shares of which we are not aware.
(3)	Includes 2,600,000 shares owned outright with respect to which Mr. Webster has sole voting and sole dispositive power. Also includes the 55,299,975 included in the table for DECF because (as a manager of DECF) Mr. Webster may be deemed to beneficially own these shares. The address for Mr. Webster is 1000 Louisiana Street, Suite 3700, Houston, Texas 77002. The information contained in this footnote is based on information known to us and other information contained in certain filings made by Mr. Webster with the U.S. Securities and Exchange Commission indicating that Mr. Webster owns no shares of which we are not aware.

Potential Change of Control

For information about a situation whereby a change of control of our company could occur in the future, see “Item 1 Business - Debenture Financing - Potential Change in Control Situation.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

Loans from management. We have from time to time relied on loans from members of our management to pay our expenditures. These loans were evidenced by demand notes, which are non-interest bearing. The following table gives further information about amounts of loans made during our fiscal 2017 and amounts that were repaid during our fiscal 2017:

Lender	Amount Loaned During Fiscal 2017	Amount Repaid During Fiscal 2017 (1)
Keith D. Spickelmier	$13,700	$105,300
William Begley	$1,800	$33,153
EMTEECO Holdings Ltd (2)	$-0-	$17,000

(1)	Includes amounts loaned prior to fiscal 2016
(2)	This entity is controlled by Mark S. Thompson, our corporate secretary, which is not an executive officer position.

No loans were made or paid, or were outstanding during or at the end of fiscal 2018.

Consulting Agreements. Consulting agreements involving several members of management are discussed in “Item 11. Executive Compensation.”

Related Party Transactions Policies

We have not adopted any policies and procedures for the review, approval, or ratification of any related party transactions. Our current management intends to adopt such procedures in due course whenever funds are available therefor.

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

Item 14. Principal Accountant Fees and Services

Our independent auditor during fiscal 2018 and 2017 was GBH CPAs, PC. During fiscal 2018 and 2017, the aggregate fees that we paid to our independent auditor for professional services were as follows:

	Year Ended
	Last Day of February
	2018	2017
Audit Fees (1)	$38,500	$28,100
Audit-Related Fees	N/A	N/A
Tax Fees	N/A	N/A
All Other Fees	N/A	N/A

(1)	Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-Q.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

The Company does not have an audit committee, but our entire Board of Directors functions as such. Our Board of Directors pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services and tax services, as well as specifically designated non-audit services that, in the opinion of the Board of Directors, will not impair the independence of the independent registered public accounting firm. Our Board of Directors annually reviews the audit and permissible non-audit services performed by our independent registered public accounting firm, and reviews and approves the fees charged by it. Our Board of Directors has considered the role of our independent registered public accounting firm in providing tax and audit services and other permissible non-audit services to us and has concluded that the provision of such services was compatible with the maintenance of the independence of our independent registered public accounting firm in the conduct of its auditing functions.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	The following Financial Statements are filed as part of this report.

(a)(3)	The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	First Amended and Restated Articles of Incorporation are incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on May 11, 2012, Exhibit 3.1.
3.2	By-laws are incorporated herein by reference to our Registration Statement on Form S-1 (SEC File No. 333-152324) filed with the SEC on July 14, 2008, Exhibit 3.2.
4.1	Specimen stock certificate is incorporated herein by reference to Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on May 11, 2012, Exhibit 3.2.
10.1	Novation Deed dated May 15, 2012 by and between Liberty Petroleum Corporation and Registrant in respect of Option to Purchase and Sale and Purchase Agreement dated January 31, 2012 is incorporated herein by reference to our Annual Report on Form 10-K for fiscal 2012 (SEC File No. 000-53520) filed with the SEC on June 12, 2012 Exhibit 10.7
10.2	Deed (Pursuant to Section 31 of the Native Title Act 1993) among (a) Honorable Tom Koutstantonis, Minister for Mineral Resources and Energy, for and on behalf of the State of South Australia, (b) Discovery Energy SA Ltd, (c) Edward Lander, Rhonda Gepp-Kennedy, one signatory whose name was withheld for cultural reasons, Sylvia Stuart, Irene Kemp and David Mungerannie, for and on behalf of the Dieri Native Title Holders, and (d) the Dieri Aboriginal Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on September 7, 2012, Exhibit 10.1
10.3	Securities Purchase Agreement dated May 27, 2016 between us and DEC Funding LLC (“Original Investor”) is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.01
10.4	Form of Debenture dated May 27, 2016 and executed by us in favor of Original is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.02
10.5	Form of Warrant Agreement dated May 27, 2016 and executed by us in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.03
10.6	Security Agreement dated May 27, 2016 and executed by us in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.04
10.7	Australian Specific Security Agreement (Shares) dated May 27, 2016 and executed by us in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.05
10.8	Australian General Security Agreement dated May 27, 2016 and executed by Discovery Energy SA Limited in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.06
10.9	Australian Deed of Guarantee and Indemnity dated May 27, 2016 and executed by Discovery Energy SA Limited in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.07
10.10	Registration Rights Agreement dated May 27, 2016 and executed by us in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.08

10.11	First Amendment to Securities Purchase Agreement among us, Original Investor and Texican Energy Corporation (“New Investor”) is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.01
10.12	Form of Debenture executed by us in favor of Original Investor and the New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.02
10.13	Form of Warrant Agreement dated August 16, 2016 and executed by us in favor of Original Investor and the New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.03
10.14	Australian Specific Security Agreement (Shares) dated August 16, 2016 and executed by us in favor of Original Investor and the New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.04
10.15	Australian Security Agreement dated August 16, 2016 and executed by us in favor of Original Investor and the New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.05
10.16	Australian Deed of Guarantee and Indemnity dated August 16, 2016 and executed by Discovery Energy SA Limited in favor of New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.06
10.17	Form of Debenture executed by us in favor of New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on January 5, 2017, Exhibit 10.01
10.18	Second Amendment to Securities Purchase Agreement among us, Original Investor and New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on February 17, 2017, Exhibit 10.01
10.19	Seismic Services Agreement between Discovery Energy SA Pty Ltd and Terrex Pty Ltd. is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on July 21, 2016, Exhibit 10.01
10.20	Third Amendment to Securities Purchase Agreement, Amendment to Debentures and Affirmation of Security Documents among us, Discovery Energy SA Pty Ltd, Original Investor and New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on September 25, 2017, Exhibit 10.01
10.21	Consulting Agreement between us and Keith D. Spickelmier is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on November 3, 2017, Exhibit 10.01
14.1	Code of Ethics is incorporated herein by reference to our Registration Statement on Form S-1 (SEC File No. 333-152324) filed with the SEC on July 14, 2008, Exhibit 14.1.
21.1	Subsidiaries – filed herewith.
31.01	Sarbanes Oxley Section 302 Certifications - filed herewith.
31.02	Sarbanes Oxley Section 302 Certifications - filed herewith.
32.01	Sarbanes Oxley Section 906 Certifications - filed herewith.
99.1	Our 2012 Equity Incentive Plan (filed as Exhibit 4.1 to our Registration Statement on Form S-8 (SEC File No. 333-183025) filed August 2, 2012).
101.INS	XBRL Instance Document – filed herewith.
101.SCH	XBRL Taxonomy Extension Schema – filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase – filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase – filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase – filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase – filed herewith.

Item 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Discovery Energy Corp.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Discovery Energy Corp. (the “Company”) as of February 28, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Other matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had not generated any revenues and had an accumulated loss since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

We have served as the Company’s auditor since 2016.

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

June 7, 2018

Item 1. Financial Statements.

Discovery Energy Corp.

Consolidated Balance Sheets

	February 28, 2018	February 28, 2017
Assets
Current Assets
Cash	$261,141	$533,749
Prepaid expenses	90,722	18,783
Tax receivable	1,537	8,359
Total Current Assets	353,400	560,891
Oil and gas property – not subject to amortization (successful efforts method)	2,883,915	2,621,415
Other assets	38,960	38,440
Total Assets	$3,276,275	$3,220,746

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$813,738	$336,859
Accounts payable – related parties, net	30,476	139,948
Other liabilities	-	4,396
Total Current Liabilities	844,214	481,203

Derivative liabilities	15,526,457	8,221,135
Convertible debentures payable, net of debt discount	1,754,305	556,920
Total Liabilities	18,124,976	9,259,258

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock – 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock – 500,000,000 shares authorized, $0.001 par value – 143,040,396 and 141,665,396 shares issued and outstanding, respectively	143,040	141,665
Additional paid-in capital	4,520,275	4,246,650
Accumulated other comprehensive income (loss)	4,756	(89,010)
Accumulated deficit	(19,516,772)	(10,337,817)
Total Shareholders’ Deficit	(14,848,701)	(6,038,512)
Total Liabilities and Shareholders’ Deficit	$3,276,275	$3,220,746

The accompanying notes are an integral part of these consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended February 28, 2018 and 2017

	Year Ended	Year Ended
	February 28, 2018	February 28, 2017
Operating Expenses
General and administrative	$217,044	$226,035
Exploration costs	488,171	3,172,442
Professional fees	618,828	327,168
Rent	10,904	10,318
Travel	85,139	96,495
Total operating expenses	1,420,086	3,832,458

Operating loss	(1,420,086)	(3,832,458)

Other Income (Expense)
Interest expense	(2,150,825)	(6,013,747)
Change in fair value of derivative liabilities	(5,614,689)	1,987,177
Miscellaneous income	3,006	3,659
Gain on foreign currency transactions	3,639	3,599
Gain on conversion of debt	-	57,545

Other income (expenses)	(7,758,869)	(3,961,767)

Net loss	$(9,178,955)	$(7,794,225)

Loss per common share – basic and diluted	$(0.06)	$(0.06)
Weighted average number of common shares outstanding – basic and diluted	142,230,807	140,446,842

Comprehensive Income (Loss)
Net loss	$(9,178,955)	$(7,794,225)
Other comprehensive income (loss) – gain (loss) on foreign currency translation	93,766	(77,180)
Total comprehensive loss	$(9,085,189)	$(7,871,405)

The accompanying notes are an integral part of these consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the years ended February 28, 2018 and 2017

	Common Stock		Additional		Accumulated Other	Total Shareholders’
	Number	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Equity (Deficit)
Balance, February 29, 2016	140,189,501	$140,189	$3,952,947	$(2,543,592)	$(11,830)	$1,537,714
Common stock issued for cash	325,000	325	64,675	-	-	65,000
Common stock issued upon conversion of notes payable	1,150,895	1,151	229,028	-	-	230,179
Net loss for the year	-	-	-	(7,794,225)	-	(7,794,225)
Loss on foreign currency translation	-	-	-	-	(77,180)	(77,180)
Balance, February 28, 2017	141,665,396	$141,665	$4,246,650	$(10,337,817)	$(89,010)	$(6,038,512)
Common stock issued for cash	1,375,000	1,375	273,625	-	-	275,000
Net loss for the year	-	-	-	(9,178,955)	-	(9,178,955)
Gain on foreign currency translation	-	-	-	-	93,766	93,766
Balance, February 28, 2018	143,040,396	$143,040	$4,520,275	$(19,516,772)	$4,756	$(14,848,701)

The accompanying notes are an integral part of these consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Cash Flows

For the Years Ended February 28, 2018 and 2017

	Year Ended	Year Ended
	February 28, 2018	February 28, 2017
Cash flows from operating activities
Net loss	$(9,178,955)	$(7,794,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,114,816	507,006
Change in fair value of derivative liabilities	5,614,689	(1,987,177)
Interest expense related to derivative liabilities in excess of debt	510,702	5,245,923
Gain on conversion of debt to equity	-	(57,545)
Foreign currency transaction (gain) loss	(3,639)	(3,599)
Changes in operating assets and liabilities:
Prepaid expenses	(71,939)	(18,783)
Tax receivable	6,822	8,700
Accounts payable and accrued liabilities	475,602	54,187
Accounts payable – related party, net	(109,472)	16,440
Net cash used in operating activities	(1,641,374)	(4,029,073)

Cash flows from investing activities
Cash paid for oil and gas property bond	-	(38,440)
Cash paid for royalty interest in unproved oil and gas properties	(262,500)	(200,000)
Net cash flows used in investing activities	(262,500)	(238,440)

Cash flows from financing activities
Proceeds from borrowings on promissory notes – related party	-	6,400
Repayments on promissory notes – related party	-	(146,353)
Repayments on notes payable	-	(300,000)
Proceeds from issuance of convertible debentures	1,262,500	5,237,500
Proceeds from sales of common stock	275,000	65,000
Net cash flows provided by financing activities	1,537,500	4,862,547

Effect of foreign currency translation on cash	93,766	(77,180)

Change in cash during the year	(272,608)	517,854

Cash, beginning of the year	533,749	15,895

Cash, end of the year	$261,141	$533,749

Supplemental disclosures:
Interest paid	$-	$12,635
Income taxes paid	$-	$-

Noncash investing and financing activities:
Debt discount on convertible debentures	$-	$225,197
Fair value of new derivative liabilities	$1,690,633	$10,208,312
Interest payable converted to principal on outstanding promissory notes	$-	$45,430
Shares issued for conversion of notes payable	$-	$230,179

The accompanying notes are an integral part of these consolidated financial statements.

Discovery Energy Corp.

Notes to the Consolidated Financial Statements

1. Nature of Operations

The principal business of Discovery Energy Corp. (“Company”) is the exploration and development of the 584,651 gross acres (“Prospect”) in South Australia covered by Petroleum Exploration License PEL 512 (“License”). In May 2012, the Company incorporated a wholly-owned Australian subsidiary, Discovery Energy SA Ltd., for the purpose of acquiring a 100% working interest in the License. On May 25, 2016, its status changed from a public to a private legal entity and its name to Discovery Energy SA Pty Ltd. (“Subsidiary”). To date, the Company has not determined whether or not the Prospect, which overlies portions of the Cooper and Eromanga basins, contains any crude oil and/or natural gas reserves that are economically recoverable. While the Company’s present focus is on the Prospect, it may consider pursuing other attractive crude oil and/or natural gas exploration opportunities.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”).

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and the Subsidiary. Inter-company transactions and balances have been eliminated upon consolidation.

Reclassifications

Reclassifications were made to prior period amounts to conform to the current period presentation of these financial statements.

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of these financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation. At February 28, 2018, approximately $11,100 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

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

The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a federal corporate rate reduction from 34% to 21%. In accordance with ASC 740, the impact of a change in the tax law is recorded in the period of enactment.

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

Fair Value Considerations

The Company follows Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” as amended by FASB Financial Staff Position (“FSP”) No. 157 and related guidance. These provisions relate to the Company’s financial assets and liabilities carried at fair value and the fair value disclosures related to financial assets and liabilities. ASC 820 defines fair value, expands related disclosure requirements, and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, assuming the transaction occurs in the principal or most advantageous market for that asset or liability.

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

In accordance with ASC 815-40-25 and ASC 815-10-15 “Derivatives and Hedging” and ASC 480-10-25 “Liabilities-Distinguishing Liabilities from Equity”, the embedded derivative associated with the convertible note payable and warrant are accounted for as liabilities during the term of the related note payable and warrant.

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

For the years ended February 28, 2018 and February 28, 2017, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

	Year Ended	Year Ended
Common Shares Issuable for:	February 28, 2018	February 28, 2017
Convertible debt	44,509,560	34,253,931
Stock warrants	19,125,000	17,625,000
	63,634,560	51,878,931

Comprehensive Income (Loss)

The Company recognizes currency translation adjustments as a component of comprehensive income (loss).

Recent Accounting Pronouncements

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (Topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (Topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which would be adopted for interim and annual reporting periods beginning after December 15, 2017. The Company has evaluated the adoption of the standard and due to the nature of the Company’s oil and gas revenue agreements method there will be no impact of the standard on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, a new lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company has evaluated the adoption of the standard and, due to only one operating lease currently in place, there will be minimal impact of the standard on its consolidated financial statements.

In accordance with Accounting Standards Update (“ASU”) 2014-15, the Company has addressed the going concern issue in Note 3.

The Company does not anticipate that the adoption of other recently issued accounting pronouncements will have a significant impact on its financial statements.

3. Going Concern

These financial statements were prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, successfully develop the Prospect and/or obtain producing properties, with a goal of attaining profitable operations. The Company is currently attempting to complete a significant financing, and in this connection might (a) place a significant amount of additional Debentures similar to those described below, (b) secure an alternative financing arrangement, possibly involving the Company’s equity securities, or (c) some combination of (a) and (b). The Company has no assurance that it will be able to raise significant additional funds to develop the Prospect or the additional funds needed for general corporate purposes.

As of February 28, 2018, the Company had not generated any revenues and had an accumulated loss of $19,516,772 since inception. These factors raise substantial doubts regarding the Company’s ability to continue as a going concern   post the filing date of these financial statements. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Additional convertible debenture sales completed during the year ended February 28, 2018 are as follows:

●	On March 31, 2017, the Company sold a Senior Secured Convertible Debenture due May 27, 2021 with an original principal amount of $200,000. This new debenture bears an interest rate of 8% per annum and a conversion price of $0.20 per common share.

●	On July 5, 2017, the Company sold two Senior Secured Convertible Debentures due May 27, 2021, one in the original principal amount of $137,500 and the other in the original principal amount of $150,000 with conversion prices of $0.20 and $0.16 per common share, respectively. Each of these two additional debentures bears an interest rate of 8% per annum.

●	On September 19, 2017, the Company issued two Senior Secured Convertible Debentures due May 27, 2021 with original principal amounts of $400,000 and $100,000, respectively. Each of these two additional debentures bears an interest rate of 8% per annum and a conversion price of $0.16 per common share. Also on September 19, 2017, warrants to purchase 1,500,000 shares of the Company’s common stock were issued to the purchaser of the $400,000 debenture, with an exercise price of $0.20 per common share.

●	On October 10, 2017, the Company issued a Senior Secured Convertible Debenture due May 27, 2021 with an original principal amount of $137,500. This additional debenture bears an interest rate of 8% per annum and a conversion price of $0.20 per common share.

●	On January 3, 2018, the Company issued a Senior Secured Convertible Debenture due May 27, 2021 with an original principal amount of $137,500. This additional debenture bears an interest rate of 8% per annum and a conversion price of $0.20 per common share.

●	On September 26, 2017, the Company sold 1,250,000 shares of common stock, at a price of $0.20 per common share, to a private investor in exchange for gross proceeds of $250,000 pursuant to a private placement.

●	On November 30, 2017, the Company sold 125,000 shares of common stock, at a price of $0.20 per common share, to a private investor in exchange for gross proceeds of $25,000 pursuant to a private placement.

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

On June 22, 2016, the Company terminated the February 2016 License suspension in preparation for a 3D seismic survey (the “Survey”) that was comprised of approximately 179 square kilometers on the southwest portion of the Prospect. After archaeological and environmental reviews of the survey area, fieldwork by the seismic contractor began on July 26, 2016, but was halted at the beginning of September due to weather conditions. Even though only security personnel remained in the area, the Survey was considered an active project. As a result, License Year 2 ran to the 365th day on October 5, 2016. The work crew returned thirteen days later and completed the Survey on October 30, 2016. The License was suspended again on November 1, 2016. The impact of this sequence of events is that the Company had 339 days to complete the Year 3 work program as set out below, since the current License suspension expired on May 24, 2017. In June 2017, the License suspension was lifted in order to conduct an archaeological and environmental survey of several potential drill sites located in the southern portion of the License. This type of survey is known as a Work Area Clearance (“WAC”).

In July 2017, after completing the WAC, management requested that the government suspend the License for a period of six months to allow sufficient time to finalize drilling plans, complete financing arrangements and contract the services required to drill multiple exploratory wells in the southern portion of the License area. This request was granted by the South Australia government effective from July 5, 2017 to January 4, 2018, resulting in a new expiration date of October 28, 2020.

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

On November 20, 2017, the Company entered into a Royalty Deed agreement with Liberty Petroleum Corp. for the acquisition of a further 1.5% Overriding Royalty Interest (“ORRI”) relating to the Prospect in exchange for cash paid of $187,500. On January 30, 2018, the Company entered into a Royalty Deed agreement with Liberty Petroleum Corp. for the acquisition of a further 0.6% Overriding Royalty Interest (“ORRI”) relating to the Prospect in exchange for cash paid of $75,000. Previously, the Company had acquired an ORRI of 2.9% and now holds a total ORRI of 5% in the prospect.

5. Related Party Transactions

As of February 28, 2018 and 2017, the Company owed $30,476 and $139,948, respectively, to certain Company directors for reimbursement of expenses paid on behalf of the Company.

On November 1, 2017, but effective as of March 1, 2017, the Company entered into a consulting agreement with Keith Spickelmier, the Company’s Chairman of the Board, to provide certain consulting services to the Company. Under the terms of this agreement, the Company paid a consulting fee for fiscal year 2018 of $125,000 and prepaid $50,000 against the Company’s obligation of the $125,000 fee due in fiscal 2019.

6. Convertible Debentures Payable

From May 27, 2016 through February 28, 2018, the Company issued nine rounds (I thru IX) of senior secured convertible debentures, the proceeds of which have funded the initial 3D seismic survey with respect to the Prospect, the interpretation of seismic data acquired, expenses associated with the seismic survey, costs associated with the debenture issuances, and general and administrative expenses. The debentures are secured by virtually all of the Company’s assets owned, directly or indirectly, but for the License. As discussed elsewhere, the Company may in the future sell additional senior secured convertible debentures having the same terms as those currently outstanding. The table below provides a summary of the senior secured convertible debentures issued through February 28, 2018 and related debt discount and amortization details.

Round	Issue Date	Maturity Date	Interest Rate	Conversion Price	Principal Amount	Debt Discount	Debentures, net of Debt Discount
Outstanding as of February 28, 2017:
I	May 27, 2016	May 27, 2021	8%	$0.16	$3,500,000	$3,500,000
II	Aug 16, 2016	May 27, 2021	8%	$0.16	200,000	199,999
	Aug 16, 2016	May 27, 2021	8%	$0.16	250,000	250,000
III	Dec 30, 2016	May 27, 2021	8%	$0.16	287,500	237,587
IV	Feb 15, 2017	May 27, 2021	8%	$0.16	1,000,000	1,000,000
	Amortized Discount as of February 28, 2017:					(507,006)
	Balance as of February 28, 2017				5,237,500	4,680,580	$556,920
	Activity for the year ended February 28, 2018:
V	Mar 31,2017	May 27, 2021	8%	$0.20	200,000	200,000
VI	Jul 5, 2017	May 27, 2021	8%	$0.20	137,500	137,500
	Jul 5, 2017	May 27, 2021	8%	$0.16	150,000	150,000
VII	Sept 19, 2017	May 27, 2021	8%	$0.16	400,000	400,000
	Sept 19, 2017	May 27, 2021	8%	$0.16	100,000	82,125
VIII	Oct 10, 2017	May 27, 2021	8%	$0.20	137,500	72,806
IX	Jan 3, 2018	May 27, 2021	8%	$0.20	137,500	137,500
	Amortization for the year ended February 28, 2018:					(1,114,816)
	Balance as of February 28, 2018				$6,500,000	$4,745,695	$1,754,305

The Company recognized $1,114,816 and $507,006 of debt discount amortization during the years ended February 28, 2018 and 2017, respectively.

7. Derivative Liabilities

The debentures and related warrants issued by the Company contain a price-reset provision (the “Reset Provision”) that gives rise to a derivative liability. The Company has measured its derivative liability at fair value and recognized the derivative value as a current liability and recorded the derivative value on its consolidated balance sheet. The derivative is valued primarily using a binomial latticed-based model based on unobservable inputs that are supported by little to no market activity. The Level 1 input is the stock price on the valuation date. The Level 2 inputs are the interest rate and expected volatility. There are no Level 3 inputs. These inputs represent management’s best estimate of what market participants would use in pricing the liability at the measurement date. Changes in the fair values of the derivative are recognized as earnings or losses in the current period in other income expenses) on the consolidated statement of operations and other comprehensive income (loss).

The changes in fair values of the derivative liabilities related to the debentures and warrants for the years ended February 28, 2018 and 2017 are summarized as follows:

	# of Shares Subject to Warrants and Debentures	Fair Value
Balance, February 29, 2016	-	$-
Issuances	50,359,375	10,208,312
Changes	1,146,146	(1,987,177)
Balance, February 28, 2017	51,505,521	$8,221,135
Issuances	8,075,000	1,690,633
Changes	3,486,096	5,614,689
Balance, February 28, 2018	63,066,617	$15,526,457

The fair values of derivative liability related to the Reset Provision contained within the debentures and warrants as of February 28, 2018, and 2017, were estimated on the transaction dates and balance sheet dates under the following assumptions:

	February 28, 2018	February 28, 2017
Market value of common stock on measurement date	$0.35	$0.25
Adjusted exercise price	$0.16 - 0.20	$0.16 - 0.20
Risk free interest rate	2.10% - 2.43%	1.28% - 1.76%
Debenture/warrant lives in years	1.24 - 3.24 years	2.24 - 4.24 years
Expected volatility	83.02% - 100.06%	75.46% - 86.83%
Expected dividend yield	-	-
Probability of stock offering in any period over 5 years	100%	100%
Offering price	$0.20	$0.20

For the years ended February 28, 2018 and 2017, the Company recognized net gain (loss) on the change in fair value of derivative liabilities of ($5,614,689) and $1,987,177, respectively.

8. Income Taxes

On December 22, 2017, new federal tax reform legislation was enacted in the United States (the “2017 Tax Act”), resulting in significant changes from previous tax law. The 2017 Tax Act reduces the federal corporate income tax rate to 21% from 34% effective January 1, 2018. The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of the Company’s deferred tax assets of $31,406 and a corresponding reduction in the valuation allowance. The following table reconciles the U.S. federal statutory income tax rate in effect for the years ended February 28, 2018 and 2017, and the Company’s effective tax rate:

	Year Ended February 28, 2018	Year Ended February 28, 2017
U.S. federal statutory income tax	(2,870,964)	(1,644,277)
Meals & Entertainment	6,932	8,991
Gain on Debt Conversion	-	(19,565)
FV of Derivative on Issuance	553,462	3,470,826
Change in FV of Derivative	1,838,080	(675,640)
Change in the Effective Rates	31,406	-
Change in Valuation Allowance	441,084	(1,140,335)
Effective income tax rate	-	-

The significant components of deferred income tax assets at February 28, 2018 and 2017 are as follows:

	February 28, 2018	February 28, 2017
Deferred Tax Asset
Capitalized Geological/Geophysical & Other Intangibles	$77,332	$112,305
Debt Discount	(801,622)	(1,523,874)
Federal Net Operating Loss	782,163	1,002,989
Less: Valuation Allowance	(57,873)	408,580
Net Deferred Tax Asset	$-	$-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management’s judgment about the realize-ability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended February 28, 2018 and 2017. An NOL carryforward of $3,724,588 has accumulated as of February 28, 2018 with portions beginning to expire in 2032.

9. Shareholders’ Deficit

During fiscal year 2017, the Company issued 325,000 shares of common stock in exchange for gross proceeds of $65,000 at a price of $0.20 per share pursuant to a private placement.

On December 31, 2016, the Company issued 1,150,895 shares of the Company’s common stock with a grant date fair value of $230,179 to settle $287,724 of outstanding promissory notes. As a result, the Company recognized a gain on conversion of debt of $57,545 on the statement of operations for the year ended February 28, 2017.

During fiscal year 2018, the Company issued 1,375,000 shares of common stock in exchange for gross proceeds of $275,000 at a price of $0.20 per share pursuant to the Company’s private placement.

Warrants

During the years ended February 28, 2018 and 2017, the Company issued 1,500,000 and 17,625,000 warrants, respectively, to purchase shares of the Company’s common stock as a part of the convertible debentures. These warrants contain a price-reset provision.

A summary of the activity in the Company’s warrants during the year ended February 28, 2018 and 2017 is presented below:

	Number of Warrants	Weighted Average Exercise Price
Outstanding and exercisable at February 29, 2016	-	$0.00
Issued	17,625,000	$0.20
Outstanding and exercisable at February 28, 2017	17,625,000	$0.20
Issued	1,500,000	$0.20
Outstanding and exercisable at February 28, 2018	19,125,000	$0.20

The intrinsic value of warrants outstanding at February 28, 2018 and 2017 was $2,868,750 and $881,250, respectively.

10. Subsequent Events

On April 2, 2018, the Company sold a Senior Secured Convertible Debenture due May 27, 2021 with an original principal amount of $137,500. This new Debenture bears an interest rate of 8% per annum and a conversion price of $0.20 per common share.

On May 16, 2018, the Company sold a Senior Secured Convertible Debenture due May 27, 2021 with an original principal amount of $212,500. This new Debenture bears an interest rate of 8% per annum and a conversion price of $0.20 per common share.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY ENERGY CORP.

By:	/s/ Keith J. McKenzie
Keith J. McKenzie
Chief Executive Officer
Date:	June 7, 2018

In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Keith J. McKenzie
Keith J. McKenzie
Director, Chief Executive Officer
(Principal executive officer)
Date: June 7, 2018

/s/ Keith D. Spickelmier
Keith D. Spickelmier
Chairman
Date: June 7, 2018

/s/ William E. Begley
William E. Begley
Director, Chief Financial Officer (Principal financial and accounting officer)
Date: June 7, 2018