Form 10-Q
period 2018-05-31
Discovery Energy Corp.
filed 2018-07-20
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 143,040,396 as of July 13, 2018.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp.

Consolidated Balance Sheets

(Unaudited)

	May 31, 2018	February 28, 2018
Assets
Current Assets
Cash	$261,801	$261,141
Prepaid expenses	129,942	90,722
Tax receivable	2,198	1,537
Total Current Assets	393,941	353,400
Oil and gas property – not subject to amortization (successful efforts method)	2,883,915	2,883,915
Other assets	37,820	38,960
Total Assets	$3,315,676	$3,276,275

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$950,595	$813,738
Accounts payable – related parties, net	60,743	30,476
Other liabilities	1,313	-
Total Current Liabilities	1,012,651	844,214
Derivative liabilities	27,283,403	15,526,457
Convertible debentures payable, net of debt discount	2,090,981	1,754,305
Total Liabilities	30,387,035	18,124,976

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock – 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock – 500,000,000 shares authorized, $0.001 par value – 143,040,396 shares issued and outstanding	143,040	143,040
Additional paid-in capital	4,520,275	4,520,275
Accumulated other comprehensive income	94,340	4,756
Accumulated deficit	(31,829,014)	(19,516,772)
Total Shareholders’ Deficit	(27,071,359)	(14,848,701)
Total Liabilities and Shareholders’ Deficit	$3,315,676	$3,276,275

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended May 31, 2018 and 2017

(Unaudited)

	Three	Three
	Months Ended	Months Ended
	May 31, 2018	May 31, 2017
Operating Expenses
General and administrative	$124,377	$136,159
Exploration costs	93,447	177,181
Professional fees	158,904	131,841
Rent	2,673	3,025
Travel	41,128	51,928
Total operating expenses	420,529	500,134

Operating loss	(420,529)	(500,134)

Other Income (Expenses)
Interest expense	(781,962)	(544,977)
Change in fair value of derivative liabilities	(11,111,284)	(6,299,288)
Miscellaneous income	282	996
Gain on foreign currency transactions	1,251	2,209
Total other income (expenses)	(11,891,713)	(6,841,060)

Net loss	$(12,312,242)	$(7,341,194)

Net loss per common share – basic and diluted	$(0.09)	$(0.05)

Weighted average number of common shares outstanding – basic and diluted	143,040,396	141,665,396

Comprehensive Income (Loss)
Net loss	$(12,312,242)	$(7,341,194)
Other comprehensive income – gain on foreign currency translation	89,584	83,928
Total comprehensive loss	$(12,222,658)	$(7,257,266)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Cash Flows

For the Three Months Ended May 31, 2018 and 2017

(Unaudited)

	Three Months Ended May 31, 2018	Three Months Ended May 31, 2017
Cash flows from operating activities
Net loss	$(12,312,242)	$(7,341,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	336,676	240,836
Change in fair value of derivative liabilities	11,111,284	6,299,288
Interest expense related to derivative liabilities in excess of debt	295,662	190,360
Foreign currency transaction gain	(1,251)	(2,209)
Changes in operating assets and liabilities:
Prepaid expenses	(39,220)	(17,829)
Tax receivable	(661)	5,006
Accounts payable and accrued liabilities	140,561	215,417
Accounts payable – related party, net	30,267	(53,012)
Net cash used in operating activities	(438,924)	(463,337)

Cash flows from financing activities
Proceeds from issuance of convertible debentures	350,000	200,000
Net cash flows provided by financing activities	350,000	200,000

Effect of foreign currency translation on cash	89,584	83,928

Change in cash during the period	660	(179,409)

Cash, beginning of the period	261,141	533,749

Cash, end of the period	$261,801	$354,340

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Fair value of new derivative liabilities	$645,662	$390,360

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Notes to the Unaudited Consolidated Financial Statements

1.	Nature of Operations and Basis of Presentation

The principal business of Discovery Energy Corp. (“Company”) is the exploration and development of the 584,651 gross acres (“Prospect”) in South Australia covered by Petroleum Exploration License PEL 512 (“License”). In May 2012, the Company incorporated a wholly-owned Australian subsidiary, Discovery Energy SA Ltd., for the purpose of acquiring a 100% working interest in the License. On May 25, 2016, its status changed from a public to a private legal entity and its name to Discovery Energy SA Pty Ltd. (“Subsidiary”). The Company has not presently determined whether or not the Prospect, which overlies portions of the Cooper and Eromanga basins, contains any crude oil and/or natural gas reserves that are economically recoverable. While the Company’s present focus is on the Prospect, it may consider pursuing other crude oil and/or natural gas exploration opportunities.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s February 28, 2018 Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented are reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to these financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended February 28, 2018, as reported on the related Form 10-K, have been omitted.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and the Subsidiary. Intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation. At May 31, 2018, approximately $11,801 of the Company’s cash balances were uninsured. These accounts have not incurred losses as of the date of this report.

Oil and Gas Property and Exploration Costs

The Company is in the exploration stage of evaluating the Prospect and has not yet realized any revenues from its operations. It applies the successful efforts method of accounting for expenditures associated with crude oil and natural gas properties. Under this method, exploration costs such as exploratory geological and geophysical costs, delay rentals and exploratory overhead are expensed as incurred. Costs to acquire mineral interests in crude oil and/or natural gas properties, drill and equip exploratory wells that find proved reserves and drill and equip development wells are capitalized. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proven crude oil and/or natural gas properties to the extent associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated. Capitalized costs from successful exploration and development activities associated with producing crude oil and/or natural gas leases, along with capitalized costs for support equipment and facilities, are amortized to expense using the unit-of-production method based on proved crude oil and/or natural gas reserves on a field-by-field basis, as estimated by qualified petroleum engineers.

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

The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a federal corporate rate reduction from 34% to 21%. In accordance with ASC 740, the impact of a tax law change is recorded in the period of enactment.

The Company accounts for uncertain income tax positions by recognizing the impact of a tax position, if that position is more likely than not of being sustained on examination by taxation authorities, based on the technical merits of the position.

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

In accordance with ASC 815-40-25 and ASC 815-10-15, “Derivatives and Hedging” and ASC 480-10-25, “Liabilities-Distinguishing Liabilities from Equity”, the embedded derivatives associated with the convertible debenture payable and warrants are accounted for as liabilities during the term of the related debenture payable and warrants.

Loss Per Share

Basic Earnings Per Share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during the period using the treasury stock method and to convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise of stock options and/or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

For the quarter ended May 31, 2018 and the year ended February 28, 2018, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

	Quarter Ended	Year Ended
	May 31, 2018	February 28, 2018
Common Shares Issuable for:
Convertible debt	47,169,554	44,509,560
Stock warrants	19,125,000	19,125,000
Total	66,294,554	63,634,560

Comprehensive Income (Loss)

The Company recognizes currency translation adjustments as a component of comprehensive income (loss).

Recent Accounting Pronouncements

In April 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (Topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (Topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a License provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which would be adopted for interim and annual reporting periods beginning after December 15, 2017. The Company has evaluated and adopted the standard and due to the nature of the Company’s oil and gas revenue agreements method there was no impact of the standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 impacts how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard requires adoption on a retrospective basis unless it is impracticable to apply, in which case it requires application of the amendments prospectively as of the earliest date practicable. The Company has evaluated the impact of ASU 2016-15 on its consolidated financial statements and determined that none of the cash flow activity addressed under this ASU occurred during the current or prior period.

In February 2016, the FASB issued ASU 2016-02, a new lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company has evaluated the adoption of the standard and, due to only one operating lease currently in place, believes that there will be minimal impact of the standard on its consolidated financial statements.

The Company does not anticipate that the adoption of other recently issued accounting pronouncements will have a significant impact on its financial statements.

3.	Going Concern

These financial statements were prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated operating revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, successfully develop the Prospect and/or obtain producing properties with the goal of attaining profitable operations. The Company is currently attempting to complete a significant financing, and in this connection it might (a) place a significant amount of additional Debentures similar to those described below, (b) secure an alternative financing arrangement, possibly involving the Company’s equity securities, or (c) some combination of (a) and (b). The Company has no assurance that it will be able to raise significant additional funds to explore and develop the Prospect or additional funds needed for general corporate purposes.

As of May 31, 2018, the Company had not generated any revenues and had an accumulated loss of $31,829,014 since inception. These factors raise substantial doubts regarding the Company’s ability to continue as a going concern post the filing date of these financial statements. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Additional convertible debenture sales completed during the three months ended May 31, 2018 were as follows:

●	On April 2, 2018, the Company sold a Senior Secured Convertible Debenture due May 27, 2021 with an original principal amount of $137,500. This new debenture bears an interest rate of 8% per annum and a conversion price of $0.20 per common share.

●	On May 16, 2018, the Company sold a Senior Secured Convertible Debenture due May 27, 2021 with an original principal amount of $212,500. This new debenture bears an interest rate of 8% per annum and a conversion price of $0.20 per common share.

4.	Oil and Gas Properties

The License covers 584,651 gross acres in the Cooper and Eromanga basins situated in the State of South Australia.

On October 26, 2012, a 100% working interest in a 15-year License (three 5-year terms) was officially issued to the Subsidiary.

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

Subsequent to completing the WAC, management requested that the government suspend the License for a period of nine months to allow sufficient time to finalize drilling plans, complete financing arrangements and contract the services required to drill multiple exploratory wells in the southern portion of the License area. This request was granted on July 17, 2017, resulting in a six-month extension from South Australian Energy Resources Division (“SAERD”) effective from July 5, 2017 to January 4, 2018, resulting in a new expiration date of October 28, 2020. The preceding suspension ended after January 4, 2018, and thus the time during which the work commitment must be completed began running after such date. To ensure the Company has sufficient time to completely formulate its drilling plans and procure financing to pursue the same, the Company requested a further suspension. This request was granted on June 19, 2018, resulting in a six-month extension from SAERD effective from May 31, 2018 to November 30, 2018 resulting in a new expiration date of April 30, 2021.

As a result of the activities, modifications and suspensions described above, the remaining work commitments are now as follows:

●	Year 3 ending April 30, 2019 – Acquire 2D seismic data totaling at least 100 kilometers and acquire 3D seismic data totaling at least 200 square kilometers, and drill two wells.
●	Year 4 ending April 30, 2020 – Acquire 3D seismic data totaling at least 200 square kilometers and drill two wells.
●	Year 5 ending April 30, 2021 – Drill three wells.

In three transactions during fiscal 2018, the Company acquired portions of the royalty interest associated with the PEL 512 License so that the Company now owns an aggregate 5.0% royalty interest, while the previous holders of the original 7.0% royalty interest continue to hold a 2.0% royalty interest.

5.	Related Party Transactions

As of May 31, 2018 and February 28, 2018, the Company owed $60,743 and $30,476, respectively, to certain Company directors for reimbursement of expenses paid on behalf of the Company.

6.	Convertible Debentures Payable

From May 27, 2016 through May 31, 2018, the Company issued eleven rounds (I through XI) of senior secured convertible debentures, the proceeds of which have funded the initial 3D seismic survey with respect to the Prospect, the interpretation of seismic data acquired, expenses associated with the seismic survey, costs associated with the debenture issuances and general and administrative expenses. The debentures are secured by virtually all of the Company’s assets owned, directly or indirectly, but for the License. As discussed in this report, the Company may in the future sell additional senior secured convertible debentures having the same terms as those currently outstanding. The table below provides a summary of the senior secured convertible debentures issued through May 31, 2018 and related debt discount and amortization details.

Round	Issue Date	Maturity Date	Interest Rate	Conversion Price	Principal Amount	Debt Discount	Debentures, net of Debt Discount
Outstanding as of February 28, 2018:
I	May 27, 2016	May 27, 2021	8%	$0.16	$3,500,000	$3,500,000
II	Aug 16, 2016	May 27, 2021	8%	$0.16	200,000	199,999
	Aug 16, 2016	May 27, 2021	8%	$0.16	250,000	250,000
III	Dec 30, 2016	May 27, 2021	8%	$0.16	287,500	237,587
IV	Feb 15, 2017	May 27, 2021	8%	$0.16	1,000,000	1,000,000
V	Mar 31,2017	May 27, 2021	8%	$0.16	200,000	200,000
VI	Jul 5, 2017	May 27, 2021	8%	$0.20	137,500	137,500
	Jul 5, 2017	May 27, 2021	8%	$0.16	150,000	150,000
VII	Sept 19, 2017	May 27, 2021	8%	$0.16	400,000	400,000
	Sept 19, 2017	May 27, 2021	8%	$0.16	100,000	82,125
VIII	Oct 10, 2017	May 27, 2021	8%	$0.20	137,500	72,806
IX	Jan 3, 2018	May 27, 2021	8%	$0.20	137,500	137,500
Amortized Discount as of February 28, 2018:						(1,621,822)
Balance as of February 28, 2018					$6,500,000	$4,745,695	$1,754,305
Activity for the three months ended May 31, 2018:
X	April 2, 2018	May 27, 2021	8%	$0.20	137,500	137,500
XI	May 16, 2018	May 27, 2021	8%	$0.20	212,500	212,500
Amortization for the quarter ended May 31, 2018:						(336,676)
Balance as of May 31, 2018					$6,850,000	$4,759,019	$2,090,981

The Company recognized $336,676 and $240,836 in debt discount amortization related to all of the debentures during the three months ended May 31, 2018 and 2017, respectively.

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

The changes in fair values of the derivative liabilities related to the debentures and warrants for the three months ended May 31, 2017 are summarized as follows:

	# of Shares Subject to Warrants and Debentures	Fair Value
Balance, February 28, 2018	63,066,617	$15,526,457
Issuances	1,750,000	645,662
Changes	865,106	11,111,284
Balance, May 31, 2018	65,681,723	$27,283,403

The fair values of derivative liability related to the Reset Provision contained within the debentures and warrants as of May 31, 2018 and February 28, 2018 were estimated on the transaction dates and balance sheet dates under the following assumptions:

	May 31, 2018	February 28, 2018

Market value of common stock on measurement date	$0.55	$0.35
Adjusted exercise price	$0.16 - 0.20	$0.16 - 0.20
Risk free interest rate	2.22% - 2.52%	2.10% - 2.43%
Debenture/warrant lives in years	0.99 – 2.99 years	1.24 - 3.24 years
Expected volatility	81.14% - 89.28%	83.02% - 100.06%
Expected dividend yield	-	-
Probability of stock offering in any period over 5 years	100%	100%
Offering price	$0.20	$0.20

The Company recognized a loss on the change in fair value of derivative liabilities of $11,111,284 and $6,299,288 during the three months ended May 31, 2018 and 2017, respectively.

8.	Stockholders’ Deficit

As of May 31, 2018 and February 28, 2018, the Company had 143,040,396 shares of its common stock issued and outstanding.

Warrants

A summary of the activity in the Company’s warrants during the three months ended May 31, 2018 is presented below:

	Number of Warrants	Weighted Average Exercise Price

Outstanding and exercisable at February 28, 2018	19,125,000	$0.20
Issued	-	-
Outstanding and exercisable at May 31, 2018	19,125,000	$0.20

The intrinsic value of warrants outstanding at May 31, 2018 was $6,693,750.

9.	Subsequent Events

On July 5, 2018, the Company amended the consulting agreement with Keith Spickelmier. Per this amendment, the directors agreed to increase the consulting fees for Mr. Spickelmier for our fiscal period commencing on March 1, 2018 and ending on February 28, 2019 from an aggregate of $125,000 to an aggregate of $160,000, a $35,000 increase. Other than for the preceding, the Agreement was not amended in any other respect.

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

General

Discovery Energy Corp. (the “Company” or “Discovery”) was incorporated under the laws of the state of Nevada on May 24, 2006 under the name “Santos Resource Corp”. The Company’s current business plan is to explore for and develop crude oil and natural gas on the 584,651 gross acres prospect (the “Prospect”) in the State of South Australia covered by Petroleum Exploration License PEL 512 (the “License”). The License grants a 100% working interest in the preceding acreage, which overlies portions of the Cooper and Eromanga basins. The Company adopted this business plan near its fiscal 2012 year-end, after having previously abandoned its initial business plan involving mining claims in Quebec, Canada and after it had been dormant, from a business perspective, for a period of time. In connection with the adoption of the current business plan, it had a change of control, a change of management, a change of corporate name, and a change of status from a “shell” company, as that term is defined in Rule 405 of the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934.

To date, the Company has achieved the following milestones:

*	On October 26, 2012, the License was granted to the Company’s current sole subsidiary. After the grant of the License, the Company’s primary focus was on completing a financing to raise enough funds so that the Company could undertake required seismic work. After exploring a number of possible financings, the precipitous decline in crude oil prices starting in the summer of 2014 delayed the Company’s ability to complete a financing of the type being sought.

*	In May 2016, the Company completed its first closing under an arrangement pursuant to which the Company issued to two investors Senior Secured Convertible Debentures due May 27, 2021 (singly a “Debenture” and collectively the “Debentures”). To date, the Company has issued Debentures having an aggregate original principal amount of $6,850,000. All of the Debentures are due and payable on or before May 27, 2021. Among other uses, the proceeds from the Debentures enabled the Company to undertake required seismic work. For more information about the Debentures, see “Item 1. Business - Debenture Financing” in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended February 28, 2018, and the section captioned “Liquidity and Capital Resources - Financing History and Immediate, Short-Term Capital Needs” below.

*	On October 30, 2016, fieldwork was completed on the Company’s 3D seismic survey (the “Survey”) covering an approximately 179 square kilometers section of the southwest portion of the Prospect. The Survey was completed on a “turnkey price” of approximately AU$3,057,000 (approximately US$2,379,000 based on the average exchange rate actually received on US$ funds advanced to pay for the survey).

*	The raw data from the Survey was converted to analytical quality information and delivered to the Company’s geophysical advisor. Interpretation of the processed data included advanced technical analysis by specialized consultants. This technical work identified an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. The Company has prioritized these initial prospective locations for presentations to potential sources of significant capital. In addition, the technical work is on-going.

*	In June 2017, the Company completed the archeological and environmental field surveys of 7 prospective drilling locations as required by applicable laws and regulations. It subsequently filed reports on these surveys with the South Australian government; no material issues were identified at any of the prospective drilling sites.

*	In addition to the amounts raised pursuant to the Debenture arrangement, to date the Company has raised funds totaling $2,723,750 through private placements of the Company’s common stock.

*	In three transactions to date, the Company has acquired portions of an original 7.0% royalty interest relating to the Prospect retained by the person who, in effect, transferred and sold the License to the Company. As a result, the Company now owns an aggregate 5.0% royalty interest, while the previous holders of the original 7.0% royalty interest continue to hold a 2.0% royalty interest.

Although the Company’s primary focus is on the exploration and development of the Prospect, the Company has received information about, and has had discussion regarding, possible acquisition of or participation in, other crude oil and/or natural gas opportunities. None of these discussions has led to any agreement in principle. Nevertheless, given an attractive opportunity and its ability to consummate the transaction, the Company could acquire one or more other crude oil and natural gas properties, or participant in one or more other crude oil and/or natural gas opportunities.

Current Primary Activities

The Company’s current primary activity is to complete either a major financing or a major joint venture relationship or both so that the Company can commence its initial drilling program and fulfill the obligations imposed on the Company by the work commitment relating to the License.

The License is subject to an initial five-year work program commitment, which imposes certain financial obligations on the Company. The Company is currently in Year 3 of the work commitment. In management’s view, the geotechnical work completed in the first and second years was sufficient to satisfy the License work requirements, and the Company’s reports in connection with these activities were filed in a timely manner with the South Australian government. The Company has received no comments from the government relating to work described in those reports. The Company has received a number of extensions and some modifications of the work commitment. In view of these extensions and modifications, the remaining work commitment involves the following:

●	Year 3 ending April 30, 2019 - Acquire 2D seismic data totaling at least 100 kilometers and acquire 3D seismic data totaling at least 200 square kilometers, and drill two wells.
●	Year 4 ending April 30, 2020 - Acquire 3D seismic data totaling at least 200 square kilometers and drill two wells.
●	Year 5 ending April 30, 2021 - Drill three wells.

The Company needs a significant amount of capital to fulfill its obligations under the work commitment. Moreover, the Debentures mature in May 2021, and the Company will need to raise funds or generate revenues through oil and gas production to repay the Debentures. Alternatively, all or a significant part of Company’s obligations under the work commitment could be satisfied by a properly structured major joint venture relationship. In view of all of the preceding, the Company has been and is currently undertaking certain financing activities and efforts to establish a major joint venture relationship. The Company’s capital requirements, and the Company’s financing and joint venture activities are described in the section captioned “Liquidity and Capital Requirements” below. The success of the initial phase of the Company’s plan of operation depends upon its ability to obtain additional capital or enter into a suitable joint venture arrangement in order to acquire additional seismic data with respect to the Prospect, and to drill successful exploratory and developmental wells. The Company’s failure to obtain required additional capital or enter into a suitable joint venture arrangement will materially and adversely affect the Company and its stockholders in ways that are discussed below. The Company cannot provide assurance that it will obtain the necessary capital or enter into a suitable joint venture arrangement.

Results of Operations

Results of operations for the three-month periods ended May 31, 2018 and 2017 are summarized in the table below:

	Three Months Ended	Three Months Ended
	May 31, 2018	May 31, 2017

Revenue	$-	$-
Operating expenses	(420,529)	(500,134)
Other income (expenses)	(11,891,713)	(6,841,060)
Net loss	$(12,312,242)	$(7,341,194)

Operating expenses for the three-month periods ended May 31, 2018 and 2017 are listed in the table below:

	Three Months Ended	Three Months Ended
	May 31, 2018	May 31, 2017

General and administrative	$124,377	$136,159
Exploration costs	93,447	177,181
Professional fees	158,904	131,841
Rent	2,673	3,025
Travel	41,128	51,928
Total operating expenses	$420,529	$500,134

Results of Operations for the Three-Month Periods Ended May 31, 2018 and 2017

Revenues. The Company did not earn any revenues for either the quarter ended May 31, 2018 or the similar period in 2017. Sales revenues are not anticipated until such time as the Prospect has commenced commercial production of crude oil and/or natural gas. As the Company is presently in the exploration stage of its plan, no assurance can be provided that commercially exploitable hydrocarbon reserves on the Prospect will be discovered, or if such amounts are discovered, that the Prospect will commence commercial production.

Operating expenses. Total operating expenses incurred during the quarter ended May 31, 2018 were 16% lower than those incurred during the quarter ended May 31, 2017. The decrease of approximately $80,000 reflects reduced expenses incurred in all expense categories (especially for exploration costs), excluding professional fees. These results primarily reflect a reduced level of exploration activities.

Exploration costs decreased during the quarter ended May 31, 2018 by approximately $84,000, compared to the similar period in 2017. This decrease is a result of the completion of the geophysical and geological interpretation and analysis of the Survey data mostly in prior periods, offset to some extent by continuing efforts to identify specific drilling prospects based on that analysis.

Professional fees for the quarter ended May 31, 2018 increased approximately $27,000, or 21%, compared to the quarter ended May 31, 2017 due primarily to an increase in consulting services related to capital raising activities.

General and administrative expenses decreased approximately $12,000 during the quarter ended May 31, 2018, compared to the same period in the prior fiscal year.

Other income (expenses). The Company had net other expense in the amount of $11,891,713 for the quarter ended May 31, 2018, compared to net other expense in the amount of $6,841,060 for the quarter ended May 31, 2017, representing a change of approximately $5,051,000, which is mostly attributable to the $4,811,996 increase in the change in the valuation of the derivative liabilities associated with the Company’s debentures, in addition to increased interest expense of $236,985 also associated with the Company’s debentures during the three-month period ended May 31, 2018. These expenses are non-cash, as the Debenture interest was added to the outstanding balance of the Debentures in lieu of the payment thereof.

Net loss. The Company had a net loss of $12,312,242 for the quarter ended May 31, 2018, compared to a net loss of $7,341,194 for the quarter ended May 31, 2017, representing a change of approximately $4,971,000. Nearly all of the increase is attributable to the change in the calculated value of the derivative liabilities associated with the Company’s debentures. On a per share basis, net loss for the three-month period ended May 31, 2018 was $0.09 and net loss for the three-month period ended May 31, 2017 was $0.05.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Liquidity and Capital Resources

Financing History

From January 2012 through May 27, 2016, the Company financed its business activities primarily through private placements of shares of common stock. During that period, it conducted several rounds of equity financing in which it raised total “seed” capital in the amount of $2,723,750 resulting in the issuance of 19,657,501 shares of the Company’s common stock. Moreover, from time to time, officers and directors of the Company provided short-term bridge funding. These advances were repaid out of the proceeds from the Debenture Financings.

Since May 2016, the Company has successfully completed a series of placements of Debentures (debt instruments convertible into shares of the Company’s common stock). The Debentures were issued pursuant to a Securities Purchase Agreement executed on May 27, 2016. Through the date of this report, Debentures having an aggregate original principal amount of $6.85 million have been placed. In conjunction with certain Debentures, warrants were issued that give the Debenture Holders the right to purchase up to a maximum of 19,125,000 shares of the Company’s common stock at an initial per-share exercise price of $0.20. Each of the Debentures involves the following features:

*	The Debentures bear interest at the rate of eight percent (8%) per annum, compounded quarterly. However, upon the occurrence and during the continuance of a stipulated event of default, the Debentures will bear interest at the rate of twelve percent (12%) per annum.

*	Interest need not be paid on the Debentures until the principal amount of the Debentures becomes due and payable. Instead, accrued interest is added to the outstanding principal amount of the Debentures quarterly. Nevertheless, the Company may elect to pay accrued interest in cash at the time that such interest would otherwise be added to the outstanding principal amount of the Debentures.

*	The principal amount of, and accrued interest on, the Debentures are due and payable in a single balloon payment on or before May 27, 2021.

*	The Company is not entitled to prepay the Debentures prior to their maturity.

*	The Debentures are convertible, in whole or in part, into Common Shares at the option of each Holder, at any time and from time to time. The conversion price for Debentures having an aggregate original principal amount of $5,887,500 is $0.16, while the conversion price for a Debenture with an original principal amount of $962,500 is $0.20. All conversion prices are subject to certain adjustments that are believed to be customary in transactions of this nature, including so-called “down round” financing adjustments. The Company is subject to certain liabilities and liquidated damages for its failure to honor timely a conversion of the Debentures, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

*	The Holders of the Debentures are entitled to redeem them completely or partially upon certain events (such as a change of control transaction involving the Company or the sale of a material portion of the Company’s assets) at a redemption price equal to 120% of the then outstanding principal amount of each Debenture and 100% of accrued and unpaid interest on the outstanding principal amount of the Debenture, plus all liquidated damages and other amounts due hereunder in respect of the Debenture.

*	The Debentures feature operating covenants, events of default and remedies upon such events of default are believed to be customary in transactions of this nature. One of the remedies upon an event of default is the Holders’ ability to accelerate the maturity of a Debenture such that all amounts owing under the Debenture would become immediately due and payable. The Debenture Holder would then be able to claim the collateral securing the Debenture, if the Company did not pay the amount outstanding, which is likely to be the case.

*	The Debentures are secured by virtually all of the Company’s assets owned directly or indirectly but for the License, which is held by the Company’s Australian subsidiary, Discovery Energy SA Pty Limited (the “Subsidiary”).

The proceeds from the Debenture placements have generally been used for processing and interpretation of the Survey data and payment of the Company’s and the Holders’ expenses associated with the placements. A portion of the proceeds was used for the acquisition of a 5.0% royalty interest relating to the Prospect. Funds were also used for payment of general and administrative expenses. During the Company’s first quarter of 2019, Texican purchased its remaining additional Debentures with an aggregate original principal amount of $350,000.

Immediate, Short-Term Capital Needs

As of May 31, 2018, the Company had approximately $262,000 of cash on hand. As of July 18, 2018, the Company had approximately $22,800 of cash on hand and had negative working capital of approximately $619,000.

Management believes that the cash on hand, as of the date of this report, will be sufficient to finance general and administrative expenses through July 2018, although no assurance of this can be provided. However, this amount of cash will be insufficient to allow the Company to fulfill work commitment obligations in a timely manner. A plan for financing these obligations is discussed below. Management intends to finance all of the general and administrative expenses beyond available cash on hand by undertaking to raise up to $1.66 million through a private placement of shares of common stock. If successful in raising $1.66 million in a private placement, it is estimated that the related net proceeds will be sufficient to finance general and administrative activities through September 2019. However, no assurance can be given that the amount raised will be adequate. Moreover, no assurance can be provided of successfully raising any additional funds for this purpose. Furthermore, as previously stated, the funds from the private placement will not be sufficient to satisfy the license work commitments for future years.

Long-Term Capital Needs

The five-year work commitments relating to the License impose certain obligations on the Company. The work requirements of the first two years, which included geotechnical studies and the Survey, have been completed and reports and certain work materials have been submitted as required by the South Australian government. Going forward, additional funds will be required to meet the seismic and drilling obligations of License Years 3, 4 and 5. Working capital will also be needed to satisfy general and administrative expenses. Between June 2018 and April 2021, it is estimated that the Company will need to raise approximately $23 million to have sufficient capital to meet the remaining work commitments specified in the License and to fund operations. Net revenues produced from successful crude oil and/or natural gas wells could provide some of the funds required to meet these capital needs. However, no assurance can be given that this or any other amount of financing will be obtained or that any crude oil and or natural gas revenue will be earned.

If successful with the initial wells, work will continue with a full development plan, the scope of which is now uncertain but will be based on technical analysis of seismic data, field drilling and log reports, production history and cost estimates. However, all of the preceding plans are subject to the availability of sufficient funding and the receipt of all governmental approvals. Without sufficient available funds to undertake these tasks, additional financings or a joint venture partner will be required.

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

Major Financing Efforts and Other Sources of Capital

The Company’s capital strategy for most of its 2016, 2017 and 2018 fiscal years has been to secure a single or series of major capital raising transactions to provide sufficient funds to satisfy its capital needs for a number of years. The Company also continues its efforts to engage in smaller financing transactions to provide sufficient funds to satisfy ongoing and future general capital needs. Beginning in May 2016 and since then, the Company has completed a series of placements of its Debentures having an aggregate original principal amount of $6,850,000. The Company’s plan for financing its general and administrative expenses is described in the section captioned “Financing History and Immediate, Short-Term Capital Needs” above. The Company’s plan for financing its work commitment is described in the following paragraph.

The interpretation and analysis of the Survey resulted in an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. These initial prospective locations were prioritized, and the results have been and are being presented to prospective investors with a view to securing the capital to commence the Company’s initial drilling program. Management is engaged in discussions with several prospective investors and financial intermediaries at this time, but has not reached an agreement in principle, much less a definitive agreement, in this regard. In the interim, the Company is also continuing efforts to raise comparably smaller amounts to cover general and administrative expenses. The Company can provide no assurance that it will be able to raise required funds.

In addition to smaller equity placements for short-term needs and a major capital raising transaction for long-term needs, the Company continues its efforts to secure one or more joint venture partners. An arrangement with such a partner could involve the sale of a portion of the Company’s interest in the Prospect to a joint venture partner for a cash payment or an agreement to perform some of the Company’s obligations under the License work commitment. The Company is engaged in discussions with several parties to become joint venture partners and is currently evaluating various proposals. Nevertheless, no assurance can be provided that the Company will secure a joint venture partner. The Company needs to complete a major capital raising transaction or a major joint venture arrangement to continue moving its business plan forward and to avoid materially adverse consequence that could result if it fails to do so.

Sales from production as a result of successful exploration and drilling efforts would provide the Company with incoming cash flow. The proved reserves associated with production would most likely increase the value of the Company’s rights in the Prospect. This, in turn, should enable the Company to obtain bank financing (after the wells have produced for a period of time to satisfy the potential lenders requirements). Both of these results would enable the Company to continue with its development activities. Positive cash flow is a critical success factor for the Company’s plan of operation in the long run. Management believes that, if the Company’s plan of operation successfully progresses (and production is realized) as planned, sufficient cash flow and debt financing will be available for purposes of properly pursuing its plan of operation, although the Company can make no assurances in this regard.

Finally, to reduce its cash requirements, the Company might attempt to satisfy some of its obligations by issuing shares of its common stock, which would result in dilution in the percentage ownership interests of the Company’s existing shareholders and could result in dilution of the net asset value per share of the Company’s existing shareholders.

Consequences of a Financing Failure

If required financing is not available on acceptable terms, the Company could be prevented from satisfying its work commitment obligations or developing the Prospect to the point that it is able to repay the Debentures, which become due in May 2021. Failure to satisfy work commitment obligations could result in the eventual loss of the License and the total loss of the Company’s assets and properties. Failure to timely pay the Debentures could result in the eventual exercise of the rights of a secured creditor and the possible partial or total loss of the Company’s assets and properties. Failure to procure required financing on acceptable terms could prevent the Company from developing the Prospect. If any of the preceding events were to occur, the Company could be forced to cease operations, which could result in a complete loss of stockholders’ equity. If additional financing is not obtained through an equity or debt offering, the Company could find it necessary to sell all or some portion of the Prospect under unfavorable circumstances and at an undesirable price. However, no assurance can be provided that the Company will be able to find interested buyers or that the funds received from any such partial sale would be adequate to fund additional activities. Future liquidity will depend upon numerous factors, including the success of the Company’s exploration and development program, satisfactory achievement of License commitments and capital raising activities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Discovery maintains disclosure controls and procedures designed to ensure that material information required to be disclosed in its filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to management, including its Chief Executive Officer (“CEO’) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. The CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were not effective as disclosed below.

Limitations on Effectiveness of Controls and Procedures

In light of the material weakness described below, management performed additional procedures during the quarter and additional analysis and procedures post-closing to ensure that these financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, it is believed that the financial statements included in this report fairly present, in all material respects, the financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard 1305) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has determined that the Company does not have sufficient segregation of duties within its accounting functions, which is a basic internal control. Due to the size, nature and staffing of the Company, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the limitations of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of the failure to maintain effective segregation of duties on its assessment of internal controls over financial reporting and has concluded that the control deficiency represents a material weakness. The Company added a controller in August 2017 and intends to further increase its accounting staff, as soon as economically feasible and sustainable, to remediate this material weakness.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DISCOVERY ENERGY CORP.
(Registrant)

July 20, 2018	By:	/s/ Keith J. McKenzie
Keith J. McKenzie,
Chief Executive Officer
(Principal Executive Officer)

July 20, 2018	By:	/s/ William E. Begley
William E. Begley,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

