Form 10-Q
period 2018-08-31
Discovery Energy Corp.
filed 2018-10-15
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 148,240,396 as of October 15, 2018.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp.

Consolidated Balance Sheets

(Unaudited)

	August 31, 2018	February 28, 2018
Assets
Current Assets
Cash	$946,064	$261,141
Prepaid expenses	140,138	90,722
Tax receivable	-	1,537
Total Current Assets	1,086,202	353,400
Oil and gas property – not subject to amortization (successful efforts method)	2,883,915	2,883,915
Other assets	36,300	38,960
Total Assets	$4,006,417	$3,276,275

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$1,079,542	$813,738
Accounts payable – related parties, net	140,041	30,476
Other liabilities	914	-
Total Current Liabilities	1,220,497	844,214
Derivative liabilities	14,800,111	15,526,457
Convertible debentures payable, net of debt discount	2,444,138	1,754,305
Total Liabilities	18,464,746	18,124,976

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock – 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock – 500,000,000 shares authorized, $0.001 par value – 148,240,396 and 143,040,396 shares issued and outstanding, respectively	148,240	143,040
Additional paid-in capital	5,515,075	4,520,275
Accumulated other comprehensive income	86,041	4,756
Accumulated deficit	(20,207,685)	(19,516,772)
Total Shareholders’ Deficit	(14,458,329)	(14,848,701)
Total Liabilities and Shareholders’ Deficit	$4,006,417	$3,276,275

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three and Six Months Ended August 31, 2018 and 2017

(Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Operating Expenses
General and administrative	$111,477	$45,036	$235,854	$181,195
Exploration costs	66,858	144,981	160,305	322,162
Professional fees	127,747	127,272	286,651	259,113
Rent	2,616	2,670	5,289	5,695
Travel	44,414	23,328	85,542	75,256
Total operating expenses	353,112	343,287	773,641	843,421

Operating loss	(353,112)	(343,287)	(773,641)	(843,421)

Other Income (Expenses)
Interest expense	(509,449)	(502,819)	(1,291,411)	(1,047,796)
Change in fair value of derivative liabilities	12,483,292	8,819,482	1,372,008	2,520,194
Miscellaneous income	458	505	740	1,501
Gain on foreign currency transactions	140	1,263	1,391	3,472
Total other income (expenses)	11,974,441	8,318,431	82,728	1,477,371

Net income (loss)	$11,621,329	$7,975,144	$(690,913)	$633,950

Net income (loss) per common share – basic	$0.08	$0.06	$(0.00)	$0.00
Net income (loss) per common share – diluted	$0.06	$0.05	$(0.00)	$0.00
Weighted average number of common shares outstanding – basic	144,001,266	141,665,396	143,520,831	141,665,396
Weighted average number of common shares outstanding – diluted	191,979,844	161,826,490	143,520,831	182,394,299

Comprehensive Income (Loss)
Net income (loss)	11,621,329	7,975,144	(690,913)	633,950
Other comprehensive income – gain (loss) on foreign currency translation	(8,299)	8,645	81,285	92,573
Total comprehensive income (loss)	$11,613,030	$7,983,789	$(609,628)	$726,523

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp.

Consolidated Statements of Cash Flows

For the Six Months Ended August 31, 2018 and 2017

(Unaudited)

	Six Months Ended August 31, 2018	Six Months Ended August 31, 2017
Cash flows from operating activities
Net income (loss)	$(690,913)	$633,950
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	689,833	502,681
Change in fair value of derivative liabilities	(1,372,008)	(2,520,194)
Interest expense related to derivative liabilities in excess of debt	295,662	308,632
Foreign currency transaction gain	(1,391)	(3,472)
Changes in operating assets and liabilities:
Prepaid expenses	(49,416)	4,617
Tax receivable	1,537	3,187
Accounts payable and accrued liabilities	270,769	250,724
Accounts payable – related party, net	109,565	(64,962)
Net cash used in operating activities	(746,362)	(884,837)

Cash flows from financing activities
Proceeds from issuance of convertible debentures	350,000	487,500
Proceeds from sale of common stock	1,000,000	-
Net cash flows provided by financing activities	1,350,000	487,500

Effect of foreign currency translation on cash	81,285	92,573

Change in cash during the period	684,923	(304,764)

Cash, beginning of the period	261,141	533,749

Cash, end of the period	$946,064	$228,985

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Fair value of new derivative liabilities	$645,662	$796,133

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation. At August 31, 2018, approximately $696,064 of the Company’s cash balances were uninsured. These accounts have not incurred losses as of the date of this report.

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

For the three and six months ended August 31, 2018 and August 31, 2017, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were potentially dilutive.

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017

Net income (loss) available to common share holders	$11,621,329	$7,975,144	$(690,913)	$633,950
Effect of common stock equivalents
Interest expense on convertible debt	156,266	120,500	-	234,050
Tax effect of decrease interest expense	(54,693)	(42,175)	-	(81,918)
Net income (loss) adjusted for common stock equivalents	$11,722,902	$8,053,469	$(690,913)	$786,082

Weighted average shares basic	144,001,266	141,665,396	143,520,831	141,665,396

Dilutive effect of common stock equivalents
Warrants	7,048,092	2,673,577	-	5,369,528
Convertible debt	40,930,486	17,487,517	-	35,359,375

Weighted average number of common shares – dilutive	191,979,844	161,826,490	143,520,831	182,394,299
Net income (loss) per common share – basic	$0.08	$0.06	$(0.00)	$0.00
Net income (loss) per common share – diluted	$0.06	$0.05	$(0.00)	$0.00

Comprehensive Income (Loss)

The Company recognizes currency translation adjustments as a component of comprehensive income (loss).

Subsequent Events

The Company evaluated all transactions from August 31, 2018, through the financial statement issuance date for subsequent event disclosure consideration.

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

These financial statements were prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated operating revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity or debt financing to continue operations, successfully develop the Prospect and/or obtain producing properties with the goal of attaining profitable operations. The Company has no assurance that it will be able to raise significant additional funds to explore and develop the Prospect.

As of August 31, 2018, the Company had not generated any revenues and had an accumulated loss of $20,207,685 since inception. These factors raise substantial doubts regarding the Company’s ability to continue as a going concern for the twelve months following the filing date of these financial statements. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Additional convertible debenture and common stock sales completed during the six-month period ended August 31, 2018 were as follows:

●	On April 2, 2018, the Company sold a Senior Secured Convertible Debenture due May 27, 2021 with an original principal amount of $137,500. This new debenture bears an interest rate of 8% per annum and a conversion price of $0.20 per common share.

●	On May 16, 2018, the Company sold a Senior Secured Convertible Debenture due May 27, 2021 with an original principal amount of $212,500. This new debenture bears an interest rate of 8% per annum and a conversion price of $0.20 per common share.

●	On August 15, 2018, the Company sold 5,200,000 shares of common stock, at a price of $0.20 per common share, to private investors in exchange for gross proceeds of $1,040,000 pursuant to private placements, net of associated costs of $40,000.

4.	Oil and Gas Properties

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

Subsequent to completing the WAC, management requested that the government suspend the License for a period of nine months to allow sufficient time to finalize drilling plans, complete financing arrangements and contract the services required to drill multiple exploratory wells in the southern portion of the License area. This request was granted on July 17, 2017, resulting in a six-month extension from South Australian Energy Resources Division (“SAERD”) effective from July 5, 2017 to January 4, 2018, resulting in a new expiration date of October 28, 2020. The preceding suspension ended after January 4, 2018, and thus the time during which the work commitment must be completed began running after such date. To ensure the Company has sufficient time to completely formulate its drilling plans and procure financing to pursue the same, the Company requested a further suspension. This request was granted on June 19, 2018, resulting in a six-month extension from SAERD effective from May 31, 2018 to November 30, 2018, resulting in a new expiration date of April 30, 2021.

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

In four transactions, the Company acquired portions of the royalty interest associated with the PEL 512 License so that the Company now owns an aggregate 5.0% royalty interest, while the previous holders of the original 7.0% royalty interest continue to hold a 2.0% royalty interest.

5.	Related Party Transactions

As of August 31, 2018 and February 28, 2018, the Company owed $140,041 and $30,476, respectively, to certain Company directors for reimbursement of expenses paid on behalf of the Company.

6.	Convertible Debentures Payable

From May 27, 2016 through August 31, 2018, the Company issued eleven rounds (I through XI) of senior secured convertible debentures, the proceeds of which have funded the initial 3D seismic survey with respect to the Prospect, the interpretation of seismic data acquired, expenses associated with the seismic survey, costs associated with the debenture issuances and general and administrative expenses. The debentures are secured by virtually all of the Company’s assets owned, directly or indirectly, but for the License. The table below provides a summary of the senior secured convertible debentures issued through August 31, 2018 and related debt discount and amortization details.

Round	Issue Date	Maturity Date	Interest Rate	Conversion Price	Principal Amount	Debt Discount	Debentures, net of Debt Discount
Outstanding as of February 28, 2018:
I	May 27, 2016	May 27, 2021	8%	$0.16	$3,500,000	$3,500,000
II	Aug 16, 2016	May 27, 2021	8%	$0.16	200,000	199,999
	Aug 16, 2016	May 27, 2021	8%	$0.16	250,000	250,000
III	Dec 30, 2016	May 27, 2021	8%	$0.16	287,500	237,587
IV	Feb 15, 2017	May 27, 2021	8%	$0.16	1,000,000	1,000,000
V	Mar 31,2017	May 27, 2021	8%	$0.16	200,000	200,000
VI	Jul 5, 2017	May 27, 2021	8%	$0.20	137,500	137,500
	Jul 5, 2017	May 27, 2021	8%	$0.16	150,000	150,000
VII	Sept 19, 2017	May 27, 2021	8%	$0.16	400,000	400,000
	Sept 19, 2017	May 27, 2021	8%	$0.16	100,000	82,125
VIII	Oct 10, 2017	May 27, 2021	8%	$0.20	137,500	72,806
IX	Jan 3, 2018	May 27, 2021	8%	$0.20	137,500	137,500
Amortized Discount as of February 28, 2018:						(1,621,822)
Balance as of February 28, 2018					6,500,000	4,745,695	$1,754,305
Activity for the six months ended August 31, 2018:
X	April 2, 2018	May 27, 2021	8%	$0.20	137,500	137,500
XI	May 16, 2018	May 27, 2021	8%	$0.20	212,500	212,500
Amortization for the six months ended August 31, 2018:						(689,833)
Balance as of August 31, 2018					$6,850,000	$4,405,862	$2,444,138

The Company recognized $353,157 and $261,846 in debt discount amortization related to all of the debentures during the three months ended August 31, 2018 and 2017, respectively. The Company recognized $689,833 and $502,681 in debt discount amortization related to all of the debentures during the six months ended August 31, 2018 and 2017, respectively.

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

The changes in fair values of the derivative liabilities related to the debentures and warrants for the six months ended August 31, 2018 are summarized as follows:

	# of Shares Subject to Warrants and Debentures	Fair Value
Balance, February 28, 2018	63,066,617	$15,526,457
Issuances	1,750,000	645,662
Changes	1,782,438	(1,372,008)
Balance, August 31, 2018	66,599,055	$14,800,111

The fair values of derivative liability related to the Reset Provision contained within the debentures and warrants as of August 31, 2018 and February 28, 2018 were estimated on the transaction dates and balance sheet dates under the following assumptions:

	August 31, 2018	February 28, 2018

Market value of common stock on measurement date	$0.35	$0.35
Adjusted exercise price	$0.16 - 0.20	$0.16 - 0.20
Risk free interest rate	2.35% - 2.62%	2.10% - 2.43%
Debenture/warrant lives in years	0.74 – 2.74 years	1.24 - 3.24 years
Expected volatility	67.21% - 84.25%	83.02% - 100.06%
Expected dividend yield	-	-
Probability of stock offering in any period over 5 years	100%	100%
Offering price	$0.20	$0.20

The Company recognized net gains on the change in fair value of derivative liabilities of $12,483,292 and $8,819,482 during the three months ended August 31, 2018 and 2017, respectively. The Company recognized net gains on the change in fair value of derivative liabilities of $1,372,008 and $2,520,194 during the six months ended August 31, 2018 and 2017, respectively.

8.	Stockholders’ Deficit

As of August 31, 2018 and February 28, 2018, the Company had 148,240,396 and 143,040,396 shares of its common stock issued and outstanding, respectively.

Warrants

A summary of the activity in the Company’s warrants during the six months ended August 31, 2018 is presented below:

	Number of Warrants	Weighted Average Exercise Price

Outstanding and exercisable at February 28, 2018	19,125,000	$0.20
Issued	-	-
Outstanding and exercisable at August 31, 2018	19,125,000	$0.20

The intrinsic value of warrants outstanding at August 31, 2018 was $2,868,750.

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

Developments during the Quarter Ended August 31, 2018

During the quarter ended August 31, 2018, the following significant developments occurred:

*	The Company’s work commitment relating to the License received an additional six-month suspension, thus extending the completion dates for the work required by the commitment for an additional six months. See the section captioned “Current Primary Activities” below for more information about the Company’s work commitment.

*	The Company completed a private placement of 5.2 million shares of the Company’s common stock to four investors for an aggregate purchase price of $1.04 million.

Historical Milestones

To date, the Company has achieved the following milestones:

*	On October 26, 2012, the License was granted to the Company’s current sole subsidiary. After the grant of the License, the Company’s primary focus was on completing a financing to raise sufficient funds so that the Company could undertake required seismic work. After exploring a number of possible financings, the precipitous decline in crude oil prices starting in the summer of 2014 delayed the Company’s ability to complete a financing of the type being sought.

*	In May 2016, the Company completed its first closing under a financing arrangement pursuant to which the Company issued to two investors Senior Secured Convertible Debentures due May 27, 2021 (singly a “Debenture” and collectively the “Debentures”). To date, the Company has issued Debentures having an aggregate original principal amount of $6,850,000. All of the Debentures are due and payable on or before May 27, 2021. Among other uses, the proceeds from the Debentures enabled the Company to undertake required seismic work. For more information about the Debentures, see “Item 1. Business - Debenture Financing” in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended February 28, 2018, and the section captioned “Liquidity and Capital Resources - Financing History and Immediate, Short-Term Capital Needs” below.

*	On October 30, 2016, fieldwork was completed on the Company’s 3D seismic survey (the “Survey”) covering an approximately 179 square kilometers section of the southwest portion of the Prospect. The Survey was completed on a “turnkey price” of approximately AU$3,057,000 (approximately US$2,379,000 based on the average exchange rate actually received on US$ funds advanced to pay for the survey).

*	The raw data from the Survey was converted to analytical quality information and delivered to the Company’s geophysical advisor. Interpretation of the processed data included advanced technical analysis by specialized consultants. This technical work identified an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. The Company has prioritized these initial prospective locations for presentations to potential sources of significant capital. In addition, the technical work is on-going.

*	In June 2017, the Company completed the archeological and environmental field surveys of 7 prospective drilling locations as required by applicable laws and regulations. It subsequently filed reports on these surveys with the South Australian government; no material issues were identified at any of the prospective drilling sites.

*	In addition to the amounts raised pursuant to the Debenture arrangement, to date the Company has raised funds totaling $3,763,750 through private placements of the Company’s common stock.

*	In three transactions to date, the Company has acquired portions of an original 7.0% royalty interest relating to the Prospect retained by the person who, in effect, transferred and sold the License to the Company. As a result, the Company now owns an aggregate 5.0% royalty interest, while the previous holders of the original 7.0% royalty interest continue to hold a 2.0% royalty interest.

Although the Company’s primary focus is on the exploration and development of the Prospect, the Company has received information about, and has had discussion regarding, possible acquisition of or participation in, other crude oil and / or natural gas opportunities. None of these discussions has led to any agreement in principle. Nevertheless, given an attractive opportunity and its ability to consummate the transaction, the Company could acquire one or more other crude oil and / or natural gas properties, or participate in one or more other crude oil and / or natural gas opportunities.

Current Primary Activities

The Company’s current primary activity is to complete either a major financing or a major joint venture relationship, or both, so that the Company can commence its initial drilling program and fulfill obligations imposed on the Company by the work commitment relating to the License.

The License is subject to a five-year work program commitment, which imposes certain financial obligations on the Company. The Company is currently in Year 3 of the work commitment. In management’s view, the geotechnical work completed in the Years 1 and 2 was sufficient to satisfy the License work requirements, and the Company’s reports in connection with these activities were filed in a timely manner with the South Australian government. To date, the Company has received no comments from the government relating to work described in those reports. The Company has received a number of extensions and modifications of the work commitment. In view of these extensions and modifications, the remaining work commitment involves the following:

●	Year 3 ending April 30, 2019 - Acquire 2D seismic data totaling at least 100 kilometers and acquire 3D seismic data totaling at least 200 square kilometers, and drill two wells.
●	Year 4 ending April 30, 2020 - Acquire 3D seismic data totaling at least 200 square kilometers and drill two wells.
●	Year 5 ending April 30, 2021 - Drill three wells.

The Company needs a significant amount of capital to fulfill its obligations under the work commitment. Moreover, the Debentures mature in May 2021, and the Company will need to raise additional funds or generate sufficient revenues through oil and gas production to timely repay the Debentures. Alternatively, all or a significant part of the Company’s obligations under the work commitment could be satisfied by a properly structured joint venture agreement. In view of the preceding, the Company is currently pursuing various financing activities and efforts to establish a material joint venture relationship. The Company’s capital requirements, and the Company’s financing and joint venture activities are described in the section captioned “Liquidity and Capital Requirements” below. The success of the initial phase of the Company’s plan of operation depends upon its ability to obtain additional capital or enter into a suitable joint venture arrangement in order to acquire additional seismic data with respect to the Prospect, and to successfully drill exploratory and developmental wells. The Company’s failure to obtain required additional capital or enter into a suitable joint venture arrangement will materially and adversely affect the Company and its stockholders in ways that are discussed below. The Company cannot provide assurance that it will obtain the necessary capital or enter into a suitable joint venture agreement.

Results of Operations

Results of operations for the three- and six-month periods ended August 31, 2018 and 2017 are summarized in the table below:

	Three Months Ended August 31, 2018	Three Months Ended August 31, 2017	Six Months Ended August 31, 2018	Six Months Ended August 31, 2017
Revenue	$-	$-	$-	$-
Operating Expenses	(353,112)	(343,287)	(773,641)	(843,421)
Other income/(expenses)	11,974,441	8,318,431	82,728	1,477,371
Net income/(loss)	$11,621,329	$7,975,144	$(690,913)	$633,950

Operating expenses for the three- and six-month periods ended August 31, 2018 and 2017 are outlined in the table below:

	Three Months Ended August 31, 2018	Three Months Ended August 31, 2017	Six Months Ended August 31, 2018	Six Months Ended August 31, 2017
General and Administrative	$111,477	$45,036	$235,854	$181,195
Exploration Costs	66,858	144,981	160,305	322,162
Professional Fees	127,747	127,272	286,651	259,113
Rent	2,616	2,670	5,289	5,695
Travel	44,414	23,328	85,542	75,256
Total Operating Expenses	$353,112	$343,287	$773,641	$843,421

Results of Operations for the Three-Month Periods Ended August 31, 2018 and 2017

Revenues. The Company did not earn any revenues for either the quarter ended August 31, 2018 or the similar period in 2017. Sales revenues are not anticipated until such time as the Prospect has commenced commercial production of crude oil and / or natural gas. As the Company is presently in the exploration stage of its plan, no assurance can be provided that commercially exploitable hydrocarbon reserves on the Prospect will be discovered, or if such amounts are discovered, that the Prospect will commence commercial production.

Operating Expenses. Total operating expenses incurred during the quarter ended August 31, 2018 rose slightly (less than 3%) from those incurred during the quarter ended August 31, 2017. General and administrative expenses increased by approximately 148% to $111,477 during the quarter ended August 31, 2018 from $45,036 during the quarter ended August 31, 2017, due to substantially increased fundraising efforts. Travel expenses increased by approximately 90% to $44,414 during the quarter ended August 31, 2018 from $23,328 during the quarter ended August 31, 2017 for the same reason. However, these increased expenses were largely offset by a decrease in exploration costs, which decreased by approximately 54% to $66,858 during the quarter ended August 31, 2018 from $144,981 during the quarter ended August 31, 2017, reflecting the completion of most geological and geophysical analyses in prior periods. The next phase of the exploration program, the drilling of the initial commitment wells, is currently forecasted to commence by mid-year 2019.

Other Income (Expense). Other income (expense) consists of interest expense related to the Debentures (which will be settled in shares of common stock, not cash) and a mandated non-cash derivative valuation calculated using an externally developed financial model and assumptions provided by third party financial markets experts. Other income (expense) increased approximately $3,656,000 (or approximately 44%) to $11,974,441 for the quarter ended August 31, 2018 from $8,318,431 for the quarter ended August 31, 2017, nearly all of which is attributable to a change in the valuation of the derivative liability associated with the Debentures. The calculated values are highly volatile, have no impact on the cash balance, operations or management of the Company.

Net income (loss). The Company had net income in the amount of $11,621,329 for the quarter ended August 31, 2018, compared to net income in the amount of $7,975,144 for the quarter ended August 31, 2017, representing a change of approximately $3,650,000 or an approximately 46% increase. Nearly all of this increase is attributable to the change in the calculated value of the derivative liability associated with the Debentures. On a per share basis, net income was $0.08 for the three-month period ended August 31, 2018 and $0.06 for the three-month period ended August 31, 2017 on an undiluted basis, and $0.06 and $0.05 (respectively) on a fully diluted basis.

Results of Operations for the Six-Month Periods Ended August 31, 2018 and 2017

Revenues. The Company did not earn any revenues for either the six months ended August 31, 2018 or the similar period in 2017. Sales revenues are not anticipated until such time as the Prospect has commenced commercial production of crude oil and / or natural gas. As the Company is presently in the exploration stage of its plan, no assurance can be provided that commercially exploitable levels of hydrocarbons on the Prospect will be discovered, or if such resources are discovered, that the Prospect will commence commercial production.

Operating Expenses. Total operating expenses incurred during the six months ended August 31, 2018 decreased by approximately $70,000 (or approximately 8%) from those incurred during the six months ended August 31, 2017. General and administrative expenses increased by approximately 30% to $235,854 during the six months ended August 31, 2018 from $181,195 during the six months ended August 31, 2017. Travel expenses and professional fees also increased, but by smaller magnitudes. However, all these increased expenses were more than offset by a decrease in exploration costs, which decreased by approximately 50% to $160,305 during the six months ended August 31, 2018 from $322,162 during the six months ended August 31, 2017, reflecting the completion of most geological and geophysical analyses in prior periods. The next phase of the exploration program, the drilling of the initial commitment wells, is currently forecasted to commence by mid-year 2019.

Other Income (Expense). Other income (expense) consists of interest expense related to the Debentures (which will be settled in shares of common stock, not cash) and a mandated non-cash derivative valuation calculated using an externally developed financial model and assumptions provided by third party financial markets experts. Other income (expense) decreased by approximately $1,395,000 to $82,728 for the six months ended August 31, 2018 from $1,477,371 for the six months ended August 31, 2017, nearly all of which is attributable to a change in the valuation of the derivative liability associated with the Debentures. The calculated values are highly volatile, have no impact on the cash balance, operations or management of the Company.

Net income (loss). The Company had a net loss in the amount of $690,913 for the six months ended August 31, 2018 compared to net income in the amount of $633,950 for the six months ended August 31, 2017, representing a change of approximately $1,325,000. Most of this change is attributable to the change in the calculated value of the derivative liability associated with the Debentures, although part of this change is also attributable to increased interest expenses, offset to some extent by decreased operating expenses. On a per share basis, the net income for the six-month period ended August 31, 2018 and net loss for the six-month period ended August 31, 2017 were nil.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Liquidity and Capital Resources

Financing History

From January 2012 through May 27, 2016, the Company financed its business activities primarily through private placements of shares of common stock. During that period, it conducted several rounds of equity financing. Moreover, from time to time, officers and directors of the Company provided short-term bridge funding. These advances were repaid out of the proceeds from the Debenture financings described below. Since May 27, 2016, Debentures have been the Company’s primary source of financing, although the Company continued to place additional shares of common stock privately from time to time. Private placement of shares of common stock again became a significant source of financing for the Company in August 2018 when the Company placed 5.2 million shares of the Company’s common stock privately to four investors for an aggregate purchase price of $1.04 million. Thus far, the Company has raised total capital in the amount of $3,763,750 from private placements of the Company’s common stock, resulting in the issuance of 24,857,501 of such shares.

Starting in May 2016 through May 2018, the Company successfully completed a series of placements of Debentures (debt instruments convertible into shares of the Company’s common stock). The Debentures were issued pursuant to a Securities Purchase Agreement executed on May 27, 2016. Debentures having an aggregate original principal amount of $6.85 million were placed. In conjunction with certain Debentures, warrants were issued that give the related Debenture holder the right to purchase up to a maximum of 19,125,000 shares of the Company’s common stock at an initial per-share exercise price of $0.20. Each of the Debentures involves the following features:

*	The Debentures bear interest at the rate of eight percent (8%) per annum, compounded quarterly. However, upon the occurrence and during the continuance of a stipulated event of default, the Debentures will bear interest at the rate of twelve percent (12%) per annum.

*	Interest need not be paid on the Debentures until the principal amount of the Debentures becomes due and payable. Instead, accrued interest is added to the outstanding principal amount of the Debentures quarterly. Nevertheless, the Company may elect to pay accrued interest in cash at the time that such interest would otherwise be added to the outstanding principal amount of the Debentures.

*	The principal amount of, and accrued interest on, the Debentures are due and payable in a single balloon payment on or before May 27, 2021.

*	The Company is not entitled to prepay the Debentures prior to their maturity.

*	The Debentures are convertible, in whole or in part, into Common Shares at the option of each holder, at any time and from time to time. The conversion price for Debentures having an aggregate original principal amount of $5,887,500 is $0.16, while the conversion price for a Debenture with an original principal amount of $962,500 is $0.20. All conversion prices are subject to certain adjustments that are believed to be customary in transactions of this nature, including so-called “down round” financing adjustments. The Company is subject to certain liabilities and liquidated damages for its failure to timely honor a conversion of the Debentures, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

*	The holders of the Debentures are entitled to redeem them completely or partially upon certain events (such as a change of control transaction involving the Company or the sale of a material portion of the Company’s assets) at a redemption price equal to 120% of the then outstanding principal amount of each Debenture and 100% of accrued and unpaid interest on the outstanding principal amount of the Debenture, plus all liquidated damages and other amounts due hereunder in respect of the Debentures.

*	The Debentures feature operating covenants, events of default and remedies upon such events of default that are believed to be customary in transactions of this nature. One of the remedies upon an event of default is the holders’ ability to accelerate the maturity of a Debenture such that all amounts owing under the Debentures would become immediately due and payable. The Debenture holders would then be able to claim the collateral securing the Debentures, if the Company did not pay the amount outstanding, which is likely to be the case.

*	The Debentures are secured by virtually all of the Company’s assets owned directly or indirectly but for the License, which is held by the Company’s Australian subsidiary, Discovery Energy SA Pty Limited (the “DESAL”).

The proceeds from the Debenture placements have generally been used for processing and interpretation of the Survey data and payment of the Company’s and the holders’ expenses associated with the placements. A portion of the proceeds was used for the acquisition of a 5.0% royalty interest relating to the Prospect. Funds were also used for payment of general and administrative expenses.

Cash Used in Operating Activities: Operating activities for the six months ended August 31, 2018 used cash of $746,362 compared to $884,837 for the six months ended August 31, 2017. Cash used in operations in the six months ended August 31, 2018 resulted from the net loss of $690,913 and non-cash items of $387,904. These amounts were offset by net favorable changes in operating assets and liabilities of $332,445 due primarily to the increase in the balances of accounts payable and accrued liabilities and accounts payable to related parties as of August 31, 2018. In the six months ended August 31, 2017, cash used in operations resulted from net income of approximately $633,950 and non-cash items of $1,712,353, partially offset by net favorable changes in operating assets and liabilities of $193,566. The primary driver of the change in cash used by operations between the two periods was the increase in both payable categories. Non-cash items in both the six-month periods ended August 31, 2018 and 2017 include amortization, valuation fluctuations of the derivative liabilities and interest expense. These charges do not reflect an actual cash outflow from the Company.

Cash Provided by Financing Activities: Net cash provided by financing activities totaled $1,350,000 for the six months ended August 31, 2018 compared to $487,500 for the six months ended August 31, 2017.

The Company received gross proceeds of $1,040,000 from the private placement of 5,200,000 shares of common stock during the six months ended August 31, 2018 at a price of $0.20 per common share, net of associated costs of $40,000. The Company did not sell any shares of common stock in the prior year period. The Company also issued Debentures having an aggregate original principal amount of $350,000 in the six months ended August 31, 2018 compared to issuances of Debentures having an aggregate original principal amount of $487,500 in the prior year period.

Immediate, Short-Term Capital Needs

As of August 31, 2018, the Company had approximately $946,064 of cash on hand. As of October 10, 2018, the Company had approximately $855,000 of cash on hand and had negative working capital of approximately $251,000. Management believes that the current cash on hand will be sufficient to finance general and administrative expenses through September 2019, although no assurance of this can be provided. However, this amount of cash will be insufficient to allow the Company to fulfill current work commitment obligations in a timely manner. A plan for financing these obligations is discussed below. Moreover, if the Company significantly increases its business activities as management wishes to do, additional amounts for general and administrative expenses will be needed. Management intends to finance all of the general and administrative expenses beyond available cash on hand through private placements of shares of common stock. However, no assurance can be given that any amounts raised will be in this manner.”

Long-Term Capital Needs

The five-year work commitments relating to the License impose certain obligations on the Company. The work requirements of the first two years, which included geotechnical studies and the Survey, have been completed and reports and certain work materials have been submitted as required by the South Australian government. Going forward, additional funds will be required to meet the seismic and drilling obligations of License Years 3, 4 and 5. Working capital will also be needed to satisfy general and administrative expenses. Between October 2018 and April 2021, it is estimated that the Company will need to raise approximately $23 million to have sufficient capital to meet the remaining work commitments specified in the License and to fund operations. Net revenues produced from successful crude oil and/or natural gas wells could provide some of the funds required to meet these capital needs. However, no assurance can be given that this or any other amount of financing will be obtained or that any crude oil and or natural gas revenue will be earned.

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

Major Financing Efforts and Other Sources of Capital

The Company’s capital strategy for most of its past three fiscal years and fiscal 2019 thus far has been to secure a single or series of major capital raising transactions to provide sufficient funds to satisfy its capital needs for a number of years. The Company also continues its efforts to engage in smaller financing transactions to provide sufficient funds to satisfy ongoing and future general capital needs. Since May 2016, the Company has completed a series of placements of its Debentures having an aggregate original principal amount of $6,850,000. The Company’s plan for financing its general and administrative expenses is described in the section captioned “Financing History and Immediate, Short-Term Capital Needs” above. The Company’s plan for financing its work commitment is described in the following paragraph.

The interpretation and analysis of the Survey resulted in an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. These initial prospective locations were prioritized, and the results have been and are currently being presented to prospective investors and farm-in candidates with a view to securing the capital investment to commence the Company’s initial drilling program.

Management is engaged in discussions with several prospective investors, financial intermediaries and potential industry partners at this time. Some of these discussions are in an advanced stage, but the Company has no assurance that any of them will move forward to a conclusion. In the interim, the Company is also continuing efforts to raise comparably smaller amounts to cover general and administrative expenses. The Company can provide no assurance that it will be able to raise required funds.

In addition to smaller equity placements for short-term needs and a major capital raising transaction for long-term needs, the Company continues its efforts to secure one or more joint venture partners. An arrangement with such a partner could involve the sale or farmout of a portion of the Company’s interest in the Prospect to a joint venture partner for a cash payment or an agreement to perform some of the Company’s obligations under the License work commitment. No assurance can be provided that the Company will secure a joint venture partner. The Company needs to complete a major capital raising transaction or a major joint venture arrangement to continue moving its business plan forward and to avoid materially adverse consequence that could result if it fails to do so.

Sales of production as a result of successful exploration and drilling efforts would provide the Company with incoming cash flow. The proved reserves associated with production would most likely increase the value of the Company’s rights in the Prospect. This, in turn, should enable the Company to obtain bank financing (after the wells have produced for a period of time to satisfy the potential lenders requirements). Both of these results would enable the Company to continue with its development activities. Positive cash flow is a critical success factor for the Company’s plan of operation in the long run. Management believes that, if the Company’s plan of operation successfully progresses (and production is realized) as planned, sufficient cash flow and debt financing will be available for purposes of properly pursuing its plan of operation, although the Company can make no assurances in this regard.

Finally, to reduce its cash requirements, the Company might attempt to satisfy some of its obligations by issuing shares of its common stock, which would result in dilution in the percentage ownership interests of the Company’s existing stockholders and could result in dilution of the net asset value per share of the Company’s existing stockholders.

Consequences of a Financing Failure

If required financing is not available on acceptable terms, the Company could be prevented from satisfying its work commitment obligations or developing the Prospect to the point that it is not able to repay the Debentures, which become due in May 2021. Failure to satisfy work commitment obligations could result in the eventual loss of the License and the total loss of the Company’s assets and properties. Failure to timely pay the Debentures could result in the eventual exercise of the rights of a secured creditor and the possible partial or total loss of the Company’s assets and properties. Failure to procure required financing on acceptable terms could prevent the Company from developing the Prospect. If any of the preceding events were to occur, the Company could be forced to cease operations, which could result in a complete loss of stockholders’ equity. If additional financing is not obtained through an equity or debt offering, the Company could find it necessary to sell all or some portion of the Prospect under unfavorable circumstances and at an undesirable price. However, no assurance can be provided that the Company will be able to find interested buyers or that the funds received from any such partial sale would be adequate to fund additional activities. Future liquidity will depend upon numerous factors, including the success of the Company’s exploration and development program, satisfactory achievement of License commitments and capital raising activities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Exchange Act Rule 13a 15(e) and Rule 15d 15(e) as of the end of the period covered by this quarterly report was completed. Based on this evaluation, the principal executive officer and principal financial officer have determined that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness and an ineffective element of the Company’s financial procedures. Therefore, the principal executive officer and principal financial officer believe that disclosure controls and procedures are not sufficiently effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that disclosure and controls designed to ensure that information required to be disclosed in Company filings or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. With the recent implementation of a number of revised accounting and financial statement preparation and review processes, the financial controls of the Company have been improved. However, additional improvements in internal controls will be necessary to fully address significant deficiencies and material weaknesses.

Limitations on Effectiveness of Controls and Procedures

Company management, including the Chief Executive Officer and Chief Financial Officer do not expect that disclosure control procedures and / or internal controls will prevent all potential errors and / or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the actions or inactions of one or more individuals and / or by management override of various controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving stated goals under all potential future conditions. Over time, controls could become inadequate due to changes in internal and / or external conditions, or a deterioration in the degree of staff and / or systems compliance with the standards, policies and procedures of the Company.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During August 2019, the Company completed a private placement of 5.2 million shares of the Company’s common stock to four investors for an aggregate purchase price of $1.04 million. The issuances of these shares are claimed to be exempt pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Act”) and Rule 506 of Regulation D under the Act. No advertising or general solicitation was employed in offering these securities. The offering and sale was made only to accredited investors, and subsequent transfers were restricted in accordance with the requirements of the Act. None of the securities were registered under the Act, and none of them may be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements.

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

DISCOVERY ENERGY CORP.
(Registrant)

October 15, 2018	By:	/s/ Keith J. McKenzie
Keith J. McKenzie,
Chief Executive Officer
(Principal Executive Officer)

October 15, 2018	By:	/s/ William E. Begley
William E. Begley,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

