Form 10-Q
period 2018-11-30
Discovery Energy Corp.
filed 2019-01-15
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

713-840-6495

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 148,240,396 as of January 15, 2019.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp.

Consolidated Balance Sheets

(Unaudited)

	November 30, 2018	February 28, 2018
Assets
Current Assets
Cash	$610,493	$261,141
Prepaid expenses	76,606	90,722
Tax receivable	1,712	1,537
Total Current Assets	688,811	353,400
Oil and gas property – not subject to amortization (successful efforts method)	2,883,915	2,883,915
Other assets	36,580	38,960
Total Assets	$3,609,306	$3,276,275

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$1,261,762	$813,738
Accounts payable – related parties, net	123,450	30,476
Total Current Liabilities	1,385,212	844,214
Derivative liabilities	8,955,697	15,526,457
Convertible debentures payable, net of debt discount	2,808,809	1,754,305
Total Liabilities	13,149,718	18,124,976

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock – 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock – 500,000,000 shares authorized, $0.001 par value – 148,240,396 and 143,040,396 shares issued and outstanding, respectively	148,240	143,040
Additional paid-in capital	5,515,075	4,520,275
Accumulated other comprehensive income	79,866	4,756
Accumulated deficit	(15,283,593)	(19,516,772)
Total Shareholders’ Deficit	(9,540,412)	(14,848,701)
Total Liabilities and Shareholders’ Deficit	$3,609,306	$3,276,275

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three and Nine Months Ended November 30, 2018 and 2017

(Unaudited)

	Three Months Ended November 30, 2018	Three Months Ended November 30, 2017	Nine Months Ended November 30, 2018	Nine Months Ended November 30, 2017
Operating Expenses
General and administrative	$59,664	$18,594	$295,518	$199,789
Exploration costs	68,257	126,986	228,562	449,148
Professional fees	249,374	215,473	536,025	474,586
Rent	3,439	2,542	8,728	8,237
Travel	19,110	1,751	104,652	77,007
Total operating expenses	399,844	365,346	1,173,485	1,208,767

Operating loss	(399,844)	(365,346)	(1,173,485)	(1,208,767)

Other Income (Expenses)
Interest expense	(522,319)	(543,795)	(1,813,730)	(1,591,591)
Change in fair value of derivative liabilities	5,844,414	(7,831,616)	7,216,422	(5,311,422)
Miscellaneous income	948	732	1,688	2,233
Gain on foreign currency transactions	893	130	2,284	3,602

Total other income (expenses)	5,323,936	(8,374,549)	5,406,664	(6,897,178)

Net income (loss)	$4,924,092	$(8,739,895)	$4,233,179	$(8,105,945)

Net income (loss) per common share – basic	$0.03	$(0.06)	$0.03	$(0.06)
Net income (loss) per common share – diluted	$0.03	$(0.06)	$0.02	$(0.06)
Weighted average number of common shares outstanding – basic	148,240,396	142,573,363	145,082,578	141,965,851
Weighted average number of common shares outstanding – diluted	202,895,221	142,573,363	201,482,385	141,965,851

Comprehensive Income (Loss)
Net income (loss)	$4,924,092	$(8,739,895)	$4,233,179	$(8,105,945)
Other comprehensive income – gain (loss) on foreign currency translation	(6,175)	(605)	75,110	91,968
Total comprehensive income (loss)	$4,917,917	$(8,740,500)	$4,308,289	$(8,013,977)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Cash Flows

For the Nine Months Ended November 30, 2018 and 2017

(Unaudited)

	Nine Months Ended November 30, 2018	Nine Months Ended November 30, 2017
Cash flows from operating activities
Net income (loss)	$4,233,179	$(8,105,945)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	1,054,504	797,617
Change in fair value of derivative liabilities	(7,216,422)	5,311,422
Interest expense related to derivative liabilities in excess of debt	295,662	415,483
Foreign currency transaction gain	2,284	3,602
Changes in operating assets and liabilities:
Prepaid expenses	14,116	(20,006)
Tax receivable	(175)	2,237
Accounts payable and accrued liabilities	448,120	307,352
Accounts payable – related party, net	92,974	(70,670)
Net cash used in operating activities	(1,075,758)	(1,358,908)

Cash flows from investing activities
Cash paid for interest in unproved oil and gas properties	-	(187,500)
Net cash flows used in investing activities	-	(187,500)

Cash flows from financing activities
Proceeds from issuance of convertible debentures	350,000	1,125,000
Proceeds from sale of common stock	1,000,000	275,000
Net cash flows provided by financing activities	1,350,000	1,400,000

Effect of foreign currency translation on cash	75,110	91,968

Change in cash during the period	349,352	(54,440)

Cash, beginning of the period	261,141	533,749

Cash, end of the period	$610,493	$479,309

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Fair value of new derivative liabilities	$645,662	$1,457,914

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation. At November 30, 2018, approximately $360,493 of the Company’s cash balances were uninsured. These accounts have not incurred losses as of the date of this report.

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

Recent Accounting Pronouncements

In April 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (Topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (Topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a License provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which would be adopted for interim and annual reporting periods beginning after December 15, 2017. The Company has evaluated and adopted the standard and, due to the nature of the Company’s oil and gas revenue agreements, there was no impact of the standard on its consolidated financial statements.

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

As of November 30, 2018, the Company had not generated any revenues and had an accumulated loss of $15,283,593 since inception. These factors raise substantial doubts regarding the Company’s ability to continue as a going concern for the twelve months following the filing date of these financial statements. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Additional convertible debenture and common stock sales completed during the nine-month period ended November 30, 2018 were as follows:

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

As of November 30, 2018 and February 28, 2018, the Company owed $123,450 and $30,476, respectively, to certain Company directors for reimbursement of expenses paid on behalf of the Company.

6.	Convertible Debentures Payable

From May 27, 2016 through November 30, 2018, the Company issued eleven rounds (I through XI) of senior secured convertible debentures, the proceeds of which have funded the initial 3D seismic survey with respect to the Prospect, the interpretation of seismic data acquired, expenses associated with the seismic survey, costs associated with the debenture issuances and general and administrative expenses. The debentures are secured by virtually all of the Company’s assets owned, directly or indirectly, but for the License. The table below provides a summary of the senior secured convertible debentures issued through November 30, 2018 and related debt discount and amortization details.

Round	Issue Date	Maturity Date	Interest Rate	Conversion Price	Principal Amount	Debt Discount	Debentures, net of Debt Discount
Outstanding as of February 28, 2018:
I	May 27, 2016	May 27, 2021	8%	$0.16	$3,500,000	$3,500,000
II	Aug 16, 2016	May 27, 2021	8%	$0.16	200,000	199,999
	Aug 16, 2016	May 27, 2021	8%	$0.16	250,000	250,000
III	Dec 30, 2016	May 27, 2021	8%	$0.16	287,500	237,587
IV	Feb 15, 2017	May 27, 2021	8%	$0.16	1,000,000	1,000,000
V	Mar 31,2017	May 27, 2021	8%	$0.16	200,000	200,000
VI	Jul 5, 2017	May 27, 2021	8%	$0.20	137,500	137,500
	Jul 5, 2017	May 27, 2021	8%	$0.16	150,000	150,000
VII	Sept 19, 2017	May 27, 2021	8%	$0.16	400,000	400,000
	Sept 19, 2017	May 27, 2021	8%	$0.16	100,000	82,125
VIII	Oct 10, 2017	May 27, 2021	8%	$0.20	137,500	72,806
IX	Jan 3, 2018	May 27, 2021	8%	$0.20	137,500	137,500
Amortized discount as of February 28, 2018						(1,621,822)
Balance as of February 28, 2018					6,500,000	4,745,695	$1,754,305
Activity for the nine months ended November 30, 2018:
X	April 2, 2018	May 27, 2021	8%	$0.20	137,500	137,500
XI	May 16, 2018	May 27, 2021	8%	$0.20	212,500	212,500
Amortization of discount for the nine months ended November 30, 2018						(1,054,504)
Balance as of November 30, 2018					$6,850,000	$4,041,191	$2,808,809

The Company recognized $364,671 and $294,936 in debt discount amortization related to all of the debentures during the three months ended November 30, 2018 and 2017, respectively. The Company recognized $1,054,504 and $797,617 in debt discount amortization related to all of the debentures during the nine months ended November 30, 2018 and 2017, respectively.

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

The changes in fair values of the derivative liabilities related to the debentures and warrants for the nine months ended November 30, 2018 are summarized as follows:

	# of Shares Subject to Warrants and Debentures	Fair Value
Balance, February 28, 2018	63,066,617	$15,526,457
Issuances	1,750,000	645,662
Changes	2,739,724	(7,216,422)
Balance, November 30, 2018	67,556,341	$8,955,697

The fair values of derivative liability related to the Reset Provision contained within the debentures and warrants as of November 30, 2018 and February 28, 2018 were estimated on the transaction dates and balance sheet dates under the following assumptions:

	November 30, 2018	February 28, 2018

Market value of common stock on measurement date	$0.25	$0.35
Adjusted exercise price	$ 0.16 - 0.20	$ 0.16 - 0.20
Risk free interest rate	2.68% - 2.80%	2.10% - 2.43%
Debenture/warrant lives in years	0.49 – 2.49 years	1.24 - 3.24 years
Expected volatility	64.57% - 89.08%	83.02% - 100.06%
Expected dividend yield	-	-
Probability of stock offering in any period over 5 years	100%	100%
Offering price	$0.20	$0.20

The Company recognized net gains (losses) on the change in fair value of derivative liabilities of $5,844,414 and ($7,831,616) during the three months ended November 30, 2018 and 2017, respectively. The Company recognized net gains (losses) on the change in fair value of derivative liabilities of $7,216,422 and ($5,311,422) during the nine months ended November 30, 2018 and 2017, respectively.

8.	Stockholders’ Deficit

As of November 30, 2018 and February 28, 2018, the Company had 148,240,396 and 143,040,396 shares of its common stock issued and outstanding, respectively.

The Company received gross proceeds of $1,040,000 from the private placement of 5,200,000 shares of common stock during the nine months ended November 30, 2018 at a price of $0.20 per common share, net of associated costs of $40,000. The Company received total proceeds of $275,000 from the private placement of 1,375,000 shares of common stock during the nine months ended November 30, 2017 at a price of $0.20 per common share.

Warrants

The table immediately below presents information about the Company’s outstanding warrants as of February 28, 2018 and November 30, 2018. No activity with regard to such warrants occurred during the nine months ended November 30, 2018:

	Number of Warrants	Weighted Average Exercise Price

Outstanding and exercisable at February 28, 2018	19,125,000	$0.20
Issued	-	-
Outstanding and exercisable at November 30, 2018	19,125,000	$0.20

The intrinsic value of warrants outstanding at November 30, 2018 was $956,250.

9.	Earnings (Loss) Per Share

The net income (loss) per common share amounts were determined as follows:

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017

Net income (loss) available to common share holders	$4,924,092	$(8,739,895)	$4,233,179	$(8,105,945)
Effect of common stock equivalents:
Interest expense on convertible debt	157,648	-	462,595	-
Net income (loss) adjusted for common stock equivalents	$5,081,740	$(8,739,895)	$4,695,774	$(8,105,945)

Weighted average shares-basic	148,240,396	142,573,363	145,082,578	141,965,851

Dilutive effect of common stock equivalents:
Warrants	6,223,484	-	7,968,466	-
Convertible debt	48,431,341	-	48,431,341	-

Weighted average number of common shares – dilutive	202,895,221	142,573,363	201,482,385	141,965,851
Net income (loss) per common share – basic	$0.03	$(0.06)	$0.03	$(0.06)
Net income (loss) per common share – diluted	$0.03	$(0.06)	$0.02	$(0.06)

For the three and nine months ended November 30, 2018 and 2017, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net income (loss) per share, as the inclusion of such shares would be antidilutive.

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017

Common Shares Issuable for:
Convertible debt	-	43,733,765	-	43,733,765
Stock warrants	-	19,125,000	-	19,125,000
Total	-	62,858,765	-	62,858,765

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

Although the Company’s primary focus is on the exploration and development of the Prospect, the Company has received information about, and has had discussion regarding, possible acquisition of or participation in, other crude oil and/or natural gas opportunities. None of these discussions has led to any agreement in principle. Nevertheless, given an attractive opportunity and its ability to consummate the transaction, the Company could acquire one or more other crude oil and/or natural gas properties, or participate in one or more other crude oil and/or natural gas opportunities.

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

Results of Operations

Results of operations for the three-and nine-month periods ended November 30, 2018 and 2017 are summarized in the table below:

	Three Months Ended November 30, 2018	Three Months Ended November 30, 2017	Nine Months Ended November 30, 2018	Nine Months Ended November 30, 2017
Revenue	$-	$-	$-	$-
Operating expenses	(399,844)	(365,346)	(1,173,485)	(1,208,767)
Other income (expenses)	5,323,936	(8,374,549)	5,406,664	(6,897,178)
Net income (loss)	$4,924,092	$(8,739,895)	$4,233,179	$(8,105,945)

Operating expenses for the three-and nine-month periods ended November 30, 2018 and 2017 are outlined in the table below:

	Three Months Ended November 30, 2018	Three Months Ended November 30, 2017	Nine Months Ended November 30, 2018	Nine Months Ended November 30, 2017
General and administrative	$59,664	$18,594	$295,518	$199,789
Exploration costs	68,257	126,986	228,562	449,148
Professional fees	249,374	215,473	536,025	474,586
Rent	3,439	2,542	8,728	8,237
Travel	19,110	1,751	104,652	77,007
Total operating expenses	$399,844	$365,346	$1,173,485	$1,208,767

Results of Operations for the Three-Month Periods Ended November 30, 2018 and 2017

Revenues. The Company did not earn any revenues for either the quarter ended November 30, 2018 or the similar period in 2017. Sales revenues are not anticipated until such time as the Prospect has commenced commercial production of crude oil and / or natural gas. As the Company is presently in the exploration stage of its plan, no assurance can be provided that commercially exploitable hydrocarbon reserves on the Prospect will be discovered, or if such amounts are discovered, that the Prospect will commence commercial production.

Operating Expenses. Total operating expenses incurred during the quarter ended November 30, 2018 rose approximately 9% from those incurred during the quarter ended November 30, 2017. General and administrative expenses increased by approximately 221% to $59,664 during the quarter ended November 30, 2018 from $18,594 during the quarter ended November 30, 2017, due to substantially increased fundraising efforts. Travel expenses increased by approximately 991% to $19,110 during the quarter ended November 30, 2018 from $1,751 during the quarter ended November 30, 2017 for the same reason. However, these increased expenses were largely offset by a decrease of approximately 46% to $68,257 in exploration costs during the quarter ended November 30, 2018 from $126,986 during the quarter ended November 30, 2017, reflecting the completion of most geological and geophysical analyses in prior periods. The next phase of the exploration program, the drilling of the initial commitment wells, is currently forecasted to commence in the second half 2019.

Other Income (Expense). Other income (expense) consists of interest expense related to the Debentures (which will be settled in shares of common stock, not cash) and a mandated non-cash derivative valuation calculated using an externally developed financial model and assumptions provided by third party financial markets experts. The Company had other income in the amount of $5,323,936 for the quarter ended November 30, 2018 compared to other expenses in the amount of $8,374,549 for the quarter ended November 30, 2017, representing a change of $13,698,485, nearly all of which is attributable to a change in the valuation of the derivative liability associated with the Debentures. The calculated values are highly volatile, have no impact on the cash balance, operations or management of the Company.

Net income (loss). The Company had net income in the amount of $4,924,092 for the quarter ended November 30, 2018, compared to a net loss in the amount of ($8,739,895) for the quarter ended November 30, 2017, representing a change of $13,663,987 (156% increase). Nearly all of this increase is attributable to the change in the calculated value of the derivative liability associated with the Debentures. On a per share basis, net income (loss) was $0.03 for the three-month period ended November 30, 2018 and ($0.06) for the three-month period ended November 30, 2017 on an undiluted basis, and $0.03 and ($0.06), respectively on a fully diluted basis.

Results of Operations for the Nine-Month Periods Ended November 30, 2018 and 2017

Revenues. The Company did not earn any revenues for either the nine months ended November 30, 2018 or the similar period in 2017. Sales revenues are not anticipated until such time as the Prospect has commenced commercial production of crude oil and / or natural gas. As the Company is presently in the exploration stage of its plan, no assurance can be provided that commercially exploitable levels of hydrocarbons on the Prospect will be discovered, or if such resources are discovered, that the Prospect will commence commercial production.

Operating Expenses. Total operating expenses incurred during the nine months ended November 30, 2018 decreased by approximately $35,000 (3%) from those incurred during the nine months ended November 30, 2017. General and administrative expenses increased by 48% to $295,518 during the nine months ended November 30, 2018 from $199,789 during the nine months ended November 30, 2017. Travel expenses and professional fees also increased, but by smaller magnitudes. However, all of these expense increases were more than offset by an almost 50% decrease in exploration costs to $228,562 during the nine months ended November 30, 2018 from $449,148 during the nine months ended November 30, 2017, reflecting the completion of most geological and geophysical analyses in prior periods. The next phase of the exploration program, the drilling of the initial commitment wells, is currently forecasted to commence in the second half of calendar year 2019.

Other Income (Expense). Other income (expense) consists of interest expense related to the Debentures (which will be settled in shares of common stock, not cash) and a mandated non-cash derivative valuation calculated using an externally developed financial model and assumptions provided by third party financial markets experts. The Company had other income in the amount of $5,406,664 for the nine months ended November 30, 2018 compared to other expenses of $6,897,178 for the nine months ended November 30, 2017, representing a change of $12,303,842, nearly all of which is attributable to a change in the valuation of the derivative liability associated with the Debentures. The calculated values are highly volatile, have no impact on the cash balance, operations or management of the Company.

Net income (loss). The Company had net income in the amount of $4,233,179 for the nine months ended November 30, 2018, compared to a net loss in the amount of $8,105,945 for the nine months ended November 30, 2017, representing a change of $12,339,124. Most of this change is attributable to the change in the calculated value of the derivative liability associated with the Debentures, although part of this change is also attributable to increased interest expense, offset to some extent by decreased operating expenses. On a per share basis, net income (loss) was $0.03 for the nine-month period ended November 30, 2018 and ($0.06) for the nine-month period ended November 30, 2017 on an undiluted basis, and $0.02 and ($0.06), respectively on a fully diluted basis.

Cash Flows for the Nine-Month Periods Ended November 30, 2018 and 2017

Cash Use in Operating Activities: Operating activities for the nine months ended November 30, 2018 used cash of $1,075,758 compared to $1,358,908 for the nine months ended November 30, 2017, primarily due to a 50% decrease in exploration costs.

Cash Use in Investing Activities: No cash was used for investing activities during the nine months ended November 30, 2018. $187,500 was used during the nine months ended November 30, 2017 to acquire an additional 1.5% royalty interest associated with the PEL 512 license.

Cash Provided by Financing Activities: Net cash provided by financing activities totaled $1,350,000 for the nine months ended November 30, 2018, compared to $1,400,000 for the nine months ended November 30, 2017.

The Company received gross proceeds of $1,040,000 from the private placement of 5,200,000 shares of common stock during the nine months ended November 30, 2018 at a price of $0.20 per common share, net of associated costs of $40,000. The Company received total proceeds of $275,000 from the private placement of 1,375,000 shares of common stock during the nine months ended November 30, 2017 at a price of $0.20 per common share. The Company also issued Debentures having an aggregate original principal amount of $350,000 in the nine months ended November 30, 2018, compared to issuances of Debentures having an aggregate original principal amount of $1,125,000 in the comparative prior year period.

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

Immediate, Short-Term Capital Needs

As of November 30, 2018, the Company had $610,493 of cash on hand and had negative working capital of approximately $696,401. Management believes that the current cash on hand will be sufficient to finance general and administrative expenses through September 2019, although no assurance of this can be provided. However, this amount of cash will be insufficient to allow the Company to fulfill current work commitment obligations in a timely manner. A plan for financing these obligations is discussed below. Moreover, if the Company significantly increases its business activities as management wishes to do, additional amounts for general and administrative expenses will be needed. Management intends to finance all of the general and administrative expenses beyond available cash on hand through private placements of shares of common stock. However, no assurance can be given that any amounts raised will be in this manner.”

Long-Term Capital Needs

The five-year work commitments relating to the License impose certain obligations on the Company. The work requirements of the first two years, which included geotechnical studies and the Survey, have been completed and reports and certain work materials have been submitted as required by the South Australian government. Going forward, additional funds will be required to meet the seismic and drilling obligations of License Years 3, 4 and 5. Working capital will also be needed to satisfy general and administrative expenses. Between January 2019 and April 2021, it is estimated that the Company will need to raise approximately $23 million to have sufficient capital to meet the remaining work commitments specified in the License and to fund operations. Net revenues produced from successful crude oil and/or natural gas wells could provide some of the funds required to meet these capital needs. However, no assurance can be given that this or any other amount of financing will be obtained or that any crude oil and or natural gas revenue will be earned.

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

Major Financing Efforts and Other Sources of Capital

The Company’s capital strategy for most of its past three fiscal years and fiscal 2019 thus far has been to secure a single or series of major capital raising transactions to provide sufficient funds to satisfy its capital needs for a number of years. The Company also continues its efforts to engage in smaller financing transactions to provide sufficient funds to satisfy ongoing and future general capital needs. Since May 2016, the Company has completed a series of placements of its Debentures having an aggregate original principal amount of $6,850,000. The Company’s plan for financing its general and administrative expenses is described in the section captioned “Financing History and Immediate, Short-Term Capital Needs” above. The Company’s plan for financing its work commitment is described in the remainder of this section.

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

Limitations on Effectiveness of Controls and Procedures

Company management, including the Chief Executive Officer and Chief Financial Officer do not expect that disclosure control procedures and/or internal controls will prevent all potential errors and/or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the actions or inactions of one or more individuals and/or by management override of various controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving stated goals under all potential future conditions. Over time, controls could become inadequate due to changes in internal and/or external conditions, or a deterioration in the degree of staff and/or systems compliance with the standards, policies and procedures of the Company.

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

January 15, 2019

