Form 10-K
period 2019-02-28
Discovery Energy Corp.
filed 2019-05-15
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

		Emerging growth company	[ ]

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 151,940,396 as of May 15, 2019

DOCUMENTS INCORPORATED BY REFERENCE

None.

DISCOVERY ENERGY CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2019

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

PART I

Item 1. Business.

General

Discovery Energy Corp. (the “Company”) was incorporated under the laws of the state of Nevada on May 24, 2006 under the name “Santos Resource Corp”. The current business of the Company is the exploration and development of the 584,651 gross acres (914 sq. miles) area in South Australia (“Prospect”) held under Petroleum Exploration License PEL 512 (“License”). In May 2012, the Company incorporated a wholly owned Australian subsidiary, Discovery Energy SA Ltd. (“Subsidiary”), for the purpose of acquiring a 100% working interest in the License. In May 2016, the Subsidiary’s legal entity status changed from public to private and its name changed to Discovery Energy SA Pty Ltd. The Company is in the initial exploration phase of determining whether or not the Prospect contains economically recoverable volumes of crude oil, natural gas and/or natural gas liquid (collectively “Hydrocarbons”). Although the Company’s current focus is primarily on the Prospect, management from time-to-time exchanges information with other industry participants regarding additional investment opportunities in Australia.

To date, the Company has achieved the following milestones:

*	On October 26, 2012, the License was granted to the Subsidiary. After the License grant, the Company’s primary focus was on completing a financing to raise sufficient funds so that the Company could undertake a required proprietary seismic acquisition program. After exploring a number of possible financings, the precipitous decline in crude oil prices starting in the summer of 2014 delayed the Company’s ability to successfully complete a financing of the type being sought.
*	In May 2016, the Company completed its first closing under a financing arrangement pursuant to which the Company issued to two investors Senior Secured Convertible Debentures due May 27, 2021 (each a “Debenture” and collectively the “Debentures”). To date, the Company has issued a total of 14 Debentures having an aggregate original principal amount of $6,850,000. The Debentures are due and payable on or before May 27, 2021. Interest on the Debentures to date has been accrued and added to principal, thereby increasing the outstanding balance on the Debentures to approximately $8,276,158 as of the date of this Report. Interest will be accrued until such time as the Debentures are repaid or converted. Among other uses, the proceeds from the Debentures enabled the Company to undertake required seismic work. In conjunction with certain issuances of Debentures, warrants (“Warrants”) were issued that give the holder the right to purchase up to a maximum of 19,125,000 common shares at an initial per-share exercise price of $0.20. For more information about the Debentures and the Warrants, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing History and Immediate, Short-Term Capital Needs - Debenture Financing” below.
*

On October 30, 2016, fieldwork was completed on the Company’s proprietary Nike 3D seismic survey (the “Survey”) covering an approximately 69 sq. mile (179 sq. km.) section of the southwest portion of the Prospect. The Survey was completed at a “turnkey price” of approximately $2,379,000.

*	The raw data from the Survey was converted to analytical quality information, processed and interpreted by the Company’s geophysical advisor. Interpretation of the processed data included advanced technical analysis by specialized consultants. This technical work identified an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. The Company has prioritized these initial prospective locations for presentations to potential sources of significant capital. Technical analysis is on-going.
*	In June 2017, the Company completed the archeological and environmental field surveys of seven prospective drilling locations as required by applicable laws and regulations. It subsequently filed reports on these surveys with the South Australian government; no material issues were identified at any of the prospective drilling sites.
*	In addition to the amounts raised pursuant to the Debentures arrangements, since the Company adopted its current business plan, the Company has raised funds totaling $3,853,750 through private placements of the Company’s common shares.
*	In several transactions to date, the Company (through the Subsidiary) has purchased portions of an original 7.0% royalty interest relating to the Prospect retained by the party that, in effect, transferred and sold the License to the Company. As a result, the Company (through the Subsidiary) now owns an aggregate 5.0% royalty interest, while the previous holder of the original 7.0% royalty interest continues to hold a 2.0% royalty interest. The aggregate purchase price for the aggregate 5.0% royalty interest was $540,500.

While reviewing the following description of the Company’s business, note that the Company has conducted (or conducted work on) several different surveys of different types. When the capitalized term “Survey” is used, this term refers to the approximately $2,379,000 Nike 3D seismic survey (covering an approximately 69 sq. mile (179 sq. km.) section of the southwest portion of the Prospect described above. This Survey is discussed above, and is the most costly survey work completed by the Company. As discussed below, the Company has also undertaken the reprocessing and reinterpretation of a 3D seismic survey conducted over the Lake Hope area of the Prospect. As also discussed below, the Company has also undertaken some “work area clearance” (“WAC”) surveys.

Prospect

The Prospect is located in the “Western Flank” area, which is the southwest edge of the Cooper and Eromanga Basins, the most prolific producing onshore region in Australia. There are three separate acreage blocks in the Prospect: West (~400,000 acres), South (~181,000 acres) and Lycium (~4,000 acres).

There are producing wells on trend and directly north and east of the Company’s South block. A typical Namur well, a primary producing reservoir in the Western Flank, is drilled to a depth of approximately 5,500 feet. The wellbore is vertical or near vertical and there is no lateral drilling or hydraulic stimulation required. This high-permeability reservoir combined with a strong aquifer system produces very high flow and recovery rates. Initial production rates typically range from approximately 450 to 940 barrels of oil per day (“BOPD”). The produced oil is light sweet and high gravity (45 degrees) which is expected to result in premium pricing. As described in the section captioned “Markets and Marketing” below, markets for the Company’s production are readily accessible via existing infrastructure.

Beginning in 2018, Beach Energy began implementing horizontal drilling techniques targeting the lower permeability McKinlay and Birkhead reservoirs in the Western Flank. Several wells with approximately 2,000-foot lateral sections were successfully drilled and completed. Initial production rates ranged from 800 to 2,000 BOPD resulting in an average well productivity improvement of 8.2 times over vertical wells for 1.5 times the cost. Typically, the time and cost to drill a well decreases and production rates and economics improve as additional wells are drilled and the increase in knowledge and experience is incorporated into best practices.

Exploration Activity

Over the course of the last seven years, the Company has assembled a database that now includes a substantial inventory of data, analyses and technical information on the Cooper and Eromanga Basins, fields in the Western Flank, operators and operations, all in close proximity to the Prospect. In 2012, an engineering consultant was engaged to prepare an NI 51-101 compliant report which resulted in the identification of more than 110 seismic generated leads over approximately 30% of the Prospect. This was complimented by the reinterpretation of approximately 3,200 miles (5,153 km.) of 2D seismic data and the reprocessing and reinterpretation of approximately 55 sq. miles (141 sq. km.) of 3D seismic data from a survey conducted over the Lake Hope area in the eastern portion of the South block. In late 2016, the Company conducted the approximately $2.379 million Nike 3D seismic survey  covering an area of approximately 69 sq. miles (179 sq. km.) located in the western section of the South block and directly on trend and in close proximity to mature producing oil fields and recent discoveries on blocks to the north.

Terms of the License

In 2012, the Subsidiary received a formal grant of the License from the South Australian Minister for Mineral Resources and Energy. The License is a “Petroleum Exploration License” (a “PEL”) granting the right to explore for all regulated resources (including petroleum and any other substance that naturally occurs in association with petroleum) relating to the Prospect, provided, however, that the License does not permit use of the Prospect as a source of geothermal energy or a natural reservoir for the purpose of gas storage.

The Company now holds a 100% working interest in the License, subject to overriding royalty interests aggregating to 18%, with the following persons holding the interests indicated:

Royalty Holder	Percentage Royalty Interest
State of South Australia	10%
Native Title Holders as defined below	1%
The Subsidiary	5%
Liberty Petroleum Corp. (“Liberty”)	2%
Total	18%

The License was originally to be issued to Liberty, which (for consideration) assigned to the Company the right to be issued the License in its place. Liberty originally held a 7% overriding royalty interest, but (for consideration) assigned to the Subsidiary a 5% overriding royalty interest. In view of the preceding, the Company holds an 82% net revenue interest in the License, in addition to the 5% overriding royalty interest held by the Subsidiary.

The License is subject to a five-year work commitment as described below. Failure to comply with the work program requirements could lead to the cancellation of the License.

Throughout the term of the License, the Company is obligated to make production royalty payments to the State of South Australia in amounts equal to 10% of the value at the wellhead of Hydrocarbons produced and sold from the lands covered by the License. This is the 10% overriding royalty interest indicated in the table above. The License also requires that insurance of the types and amounts of coverage that management believes are reasonable, customary and the industry standard be maintained. The License contains provisions regarding environmental matters and liabilities that management believes are reasonable, customary and the industry standard.

The initial term of the License is five years, with two five-year renewal terms, subject to the provisions of the South Australian Petroleum and Geothermal Energy Act 2000. At the end of the initial five-year term of the License and assuming that the Company has met its obligations under the License, the License can be renewed for a first five-year renewal term, provided, however, that the Company must relinquish one-third of its acreage or convert all or portions of it to a Petroleum Retention License (a “PRL”). At the end of the first five-year renewal term of the License and assuming that the Company has met its obligations under the License, the License can be renewed for a second five-year renewal term, provided, however, that the Company must relinquish one-third of its original acreage or convert all or portions of the remaining acreage to a PRL. Relevant law requires the South Australian government to grant a PEL with respect to any acreage to be relinquished if the related licensee submits a reasonable application for renewal of the related license. Management believes that (as a matter of practice) the South Australian government almost invariably grants renewals, although the Company has no assurance that this will occur in its case. Any renewal could entail additional requirements, such as an additional work commitment. Control over acreage can remain in effect indefinitely, so long as the licensee converts its license to a Petroleum Production License” (a “PPL”) and is producing Hydrocarbons from the related acreage. A PPL has requirements similar to but somewhat different from a PEL, and the scope of the acreage in effect “held by production” is limited by applicable law.

As a precondition to the issuance of the License, the Subsidiary entered into two agreements (the “Native Title Agreements”) with (a) the State of South Australia, (b) Aboriginal native titleholders and claimants (the “Native Title Holders”), and (c) associations acting on behalf of the Native Title Holders (the “Associations”). The Native Title Holders have certain historic rights on the lands covered by the License. The Native Title Agreements are in effect co-terminus with the License. In consideration of the Native Title Holders’ entering into the Native Title Agreements, the Subsidiary remitted to them a one-time payment in the amount of approximately US$80,377. Moreover, throughout the term of the License, the Subsidiary is obligated to pay to the State of South Australia for the benefit of the Native Title Holders production royalty payments in amounts equal to 1% of the value at the wellhead of petroleum produced and sold from the lands covered by the License. This is the 1% overriding royalty interest indicated in the table above. Furthermore, for facilitating the administration of this Native Title Agreements, the Subsidiary will pay in advance to the Associations an annual fee not expected to exceed $15,000 based on current currency exchange rates. The Native Title Agreements feature extensive provisions governing aboriginal heritage protection in connection with the Subsidiary’s activities relating to the License. Management believes that these provisions (as well as the other provisions of the Native Title Agreements) are reasonable, customary and the industry standard throughout Australia. However, the provisions governing aboriginal heritage protection could adversely affect operational strategy and could increase costs. For example, the Company conducted WAC surveys in connection with the 3D Seismic Survey in 2016 and in connection with the Company’s first seven targeted drilling locations which were cleared in 2017. The costs of these surveys were (respectively) approximately $139,000 and $46,000, with the latter figure being smaller in part as some of the costs of this survey were shared with two other companies.

Plan of Operation

Current Status

The Company is in the initial phase of its Plan of Operation. To date, field operations have been limited to the successful completion of seismic and related WAC surveys. Without drilling results, the Company does not have the necessary technical data to prepare estimates of Hydrocarbons reserves needed to prepare various reports for submission to regulators. The Company cannot provide assurance that it will find commercially producible volumes of Hydrocarbons.

Current Primary Activities

The Company’s current primary activity is to complete either a major financing or a major joint venture relationship, or both, so that it can execute the remaining work commitment as described below, and develop the Prospect.

The License is subject to a five-year work commitment, which imposes certain financial obligations on the Company. In management’s view, the geotechnical work completed in Years 1 and 2 of the commitment was sufficient to satisfy the License requirements for those two years. Required reports in connection with these activities were timely filed. To date, no comments from the government have been received, and management understands that the related government agency is required by law to furnish comments within 30 days after the reports are filed. Moreover, such agency as extended and modified the work commitment a number of times since the filing of the reports, and has been very accommodating with the Company’s requests to it.

Over the last several years, a number of extensions and modifications of the work commitment have been granted. The current remaining work commitment is as follows:

*	Year 3 ending October 28, 2019 - Shoot 2D seismic data totaling at least approximately 62 miles (100 km.) and shoot 3D seismic data totaling at a minimum approximately 77 sq. miles (200 sq. km.) and drill two wells.
*	Year 4 ending October 28, 2020 - Shoot 3D seismic data totaling at a minimum approximately 77 sq. miles (200 sq. km.) and drill two wells.
*	Year 5 ending October 28, 2021 - Drill three wells.

The Company needs a significant amount of capital to fulfill its obligations under the work commitment. Moreover, the Debentures mature in May 2021, and the Company will need to raise additional funds or generate sufficient revenues through Hydrocarbon production to timely repay the Debentures. The Company’s capital requirements and financing activities are described in the section captioned “Liquidity and Capital Requirements” below. The success of the initial phase of the Plan of Operation depends upon the Company’s ability to obtain additional capital or enter into a suitable joint venture arrangement in order to acquire additional seismic data and successfully drill commitment wells. Failure to obtain required additional capital or enter into a suitable joint venture arrangement will materially and adversely affect the Company and its stockholders in ways that are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Consequences of a Financing Failure” below. The Company cannot provide assurance that it will obtain the necessary capital and/or enter into a suitable joint venture agreement.

Once the Company is in a position to commence drilling, it intends to engage the services of a third-party contractor. No significant impediments to procuring the services of one or more qualified contract operators and drillers in connection with the initial phase of the Company’s Plan of Operation are anticipated. However, a considerable increase in drilling activity in the West Flank area could result in longer wait times and higher costs to obtain materials and services. The contract operator will be responsible for all regulatory compliance matters; hiring the drilling contractor, geologist and petroleum engineer to make final decisions relative to the zones to be targeted; well design; drilling and logging. Should wells comprising the Company’s drilling operations be successful, the operator will then be responsible for completion operations, production facilities procurement, installation, operations and maintenance, interconnecting with gathering or transmission pipelines and attending to various administrative matters.

The Company initially plans on focusing on oil-bearing formations, and thus crude oil is most likely to be the Company’s principal product for the foreseeable future, if the Company is successful in its exploration and production activities. Natural gas is not expected to be a big factor for the foreseeable future. The Company expects that most of crude oil produced will be transported through trucking operations. For reasons discussed in the following section, the Company is confident that it will be able to sell and transport its crude oil productions.

Any natural gas produced may (depending on the amount produced) be flared or transported through gathering systems and gas pipelines that are owned by others. Transportation capacity on gas gathering systems and pipelines is occasionally limited and at times unavailable due to repairs or improvements being made to the facilities or due to use by other gas shippers with priority transportation agreements or who own or control the relevant pipeline. The Company cannot accurately predict the costs of transporting its natural gas production until it drills, completes and tests its initial successful wells. The cost of installing infrastructure to deliver the Company’s natural gas production to Moomba, which, as described below, is the principal transportation center for the area, or elsewhere will vary depending upon distance traversed, negotiated handling/treating fees, pipeline tariffs and other associated costs. Although issues pertaining to the Company’s natural gas transportation could adversely affect the Company, the Company does not believe that this will be the case due to the minor role that any natural gas production is expected to play in the Company’s business.

Markets and Marketing

The petroleum industry has been characterized historically by Hydrocarbon commodity prices that fluctuate (sometimes dramatically), and supplier costs can rise significantly during industry booms. The most recent price decline cycle started in June 2014 when the price of Brent oil was above $110 per barrel and declined to a low of $29 per barrel in January 2016. Since then, prices have steadily recovered with the average Brent closing price during April 2019 exceeding $70 per barrel. Hydrocarbon prices and markets are likely to remain volatile. Sales prices for these commodities are subject to wide fluctuations in response to relatively minor changes in supply and demand, market uncertainty, and a variety of additional factors beyond the Company’s control. These factors include:

*	international political conditions (including embargoes, wars and civil unrest, such as the recent unrest in the Middle East);
*	the domestic and foreign supply of Hydrocarbons;
*	consumer demand;
*	weather conditions;
*	domestic and foreign governmental regulations and other actions;
*	actions taken by the Organization of the Petroleum Exporting Countries (“OPEC”);
*	technological advances affecting energy consumption;
*	technology and knowledge advances’ impact seismic, drilling, development and production;
*	the price and availability of alternative fuels; and
*	overall economic conditions.

Decreases in Hydrocarbon prices might not only decrease the Company’s future revenues on a per unit basis, but could also reduce the volumes that the Company could produce economically. A sustained decline in sales prices could materially affect the Company’s future business, financial condition, results of operations, liquidity and borrowing capacity, and may require a reduction in the carrying value of the Company’s assets. While the Company’s future revenues may increase if prevailing prices increase significantly, exploration and production costs and acquisition costs for additional properties and reserves may also increase. The Company might enter into hedging arrangements or use derivative financial instruments to hedge in whole or in part the risk associated with fluctuations in commodity prices.

The Company does not expect to refine any of its production, although it may need to treat or process some of its production to meet the quality standards of purchasing or transportation companies. Therefore, the Company expects that all or nearly all of its production will be sold to a relatively small number of customers. Production from the Company’s properties will be marketed in a manner consistent with industry practices. The Company does not currently have any long-term sales contracts for its future production, but it expects that it will generally sell any production that it develops pursuant to these types of contracts. The Company does not believe that it will have any difficulty in entering into long-term sales contracts for its production, although there can be no assurance in this regard.

The principal crude oil, natural gas and natural gas liquids transportation hub for the Western Flank is located in the vicinity of Moomba. This processing and transportation center is approximately 60 km (37 miles) due east of the Prospect’s easternmost boundary and about 40 miles from the Company’s expected initial drill sites. These sites are located about 20 miles from a privately-owned terminal for trucking oil in Lycium. The Lycium Hub is also the terminal point for a main Trunk Line with 20,000 barrels per day capacity, which delivers oil to the Moomba Processing Facility. If the Company is unable to enter into a suitable contractual relationship with the owner of the truck terminal in Lycium, the Company would be required to sell its crude oil production to a regional carrier that is required to purchase the Company’s produced crude oil and transport it by truck to Moomba, where the pipeline system is managed by such regional carrier must transport the Company’s produced crude oil to market. Large diameter pipelines deliver oil and gas liquids from Moomba south to Port Bonython (Whyalla). Natural gas is also moved south to Adelaide or east to Sydney. A gas transmission pipeline connects Moomba to Ballera, which is located northeastward in the State of Queensland. From Ballera, natural gas can be moved to Brisbane and Gladstone, where a liquefied natural gas (“LNG”) project is under development. The Moomba treating and transportation facilities and the southward pipelines were developed and are operated by a producer consortium led by Santos Limited.

The availability of a ready market for the Company’s production will depend upon a number of factors beyond the Company’s control, including the availability of other production in the Prospect’s region, the proximity and capacity of Hydrocarbon pipelines, and fluctuations in supply and demand. Although the effect of these factors cannot be accurately predicted or anticipated, the Company does not anticipate any unusual difficulty in contracting to sell its production of Hydrocarbons to purchasers at prevailing market prices and under arrangements that are usual and customary in the industry. However, there can be no assurance that market, economic and regulatory factors will not in the future materially adversely affect the Company’s ability to sell its production.

Sales prices for Hydrocarbon production are negotiated based on factors normally considered in the industry, such as the reported trading prices for Hydrocarbons on local or international commodity exchanges, distance from wells to pipelines, well pressure, estimated reserves, commodity quality and prevailing supply conditions. Historically, Hydrocarbon sales prices have experienced high volatility resulting from changing perceptions throughout the industry centered on supply and demand. The Company cannot predict the occurrence of events that may affect sales prices or the degree to which such prices will be affected. However, sales prices realized by the Company should be equivalent to current market prices in the geographic region of the Prospect. Typically, crude oil prices in Australia reflect or are “benchmarked” against European commodity market trading settlement prices, mainly Brent Crude. Recent price levels in this market have been at a premium to those settled in the United States, or (in other words) those “benchmarked” against West Texas Intermediate Crude. During certain periods, the differential has been substantial.

The Company will strive to obtain the best sales prices in the area of its production. The Company’s revenues, profitability and future growth will depend substantially on prevailing prices. Decreases in the sales prices would likely adversely affect the carrying value of any proved reserves the Company is successful in establishing and its prospects, revenues, profitability and cash flow.

Competition

The Company expects to operate in the highly competitive areas of Hydrocarbon exploration, development and production. The Company believes that the level of competition in these areas will continue and may even intensify. In the areas of Hydrocarbon exploration, development and production, competitive advantage is gained through superior capital investment decisions, technological innovation and cost management. The Company’s competitors include major firms and a large number of independent companies. Because the Company expects to have control over acreage sufficient for its exploration and production efforts for the foreseeable future, the Company does not expect to compete for the acquisitions of properties for the exploration for Hydrocarbons. However, the Company will compete for the equipment, services and labor required to explore for, develop and produce its properties and to transport its production. Many of the Company’s competitors have substantially larger operating staffs and greater financial and other resources. In addition, larger competitors may be able to absorb the burden of any changes in laws and regulations more easily than the Company can, which would adversely affect its competitive position. Moreover, most of the Company’s competitors have been operating in the Western Flank for longer periods than the Company has and they have demonstrated the ability to operate through a number of industry cycles. The effect of this intense competition cannot now be determined.

Regulation

The Company’s operations in South Australia and within the Western Flank are subject to the laws and regulations of the State of South Australia and the Commonwealth of Australia. The License was granted under the Petroleum and Geothermal Energy Act 2000 (SA) and the Company’s operations within and with respect to the License are governed by this Act and by the Petroleum and Geothermal Energy Regulations 2013 (SA). This legislation covers all phases of the Company’s operations including exploration, appraisal, development and production of Hydrocarbons from the License area. Other legislation which the Company will be required to comply with at various stages of its operations include: Environment Protection Act 1993 (SA); Aboriginal Heritage Act 1988 (SA); Native Title (South Australia) Act 1994 (SA) and Native Title Act 1993 (Cth). As its Hydrocarbon exploration and production operations in South Australia proceed, the Company will provide more detailed information regarding the material features and effects of these laws and regulations and such other legislation with which the Company will be required to comply.

Employees

As of the date of this Report, the Company had no employees and has not had employees in the past. However, the Company has used a number of consultants and part-time service providers in the past, including members of the Company’s management. The Company expects that it will not have employees for the foreseeable future, although it expects to continue to use consultants and part-time service providers, and may at some time in the future enter into consulting agreements with additional members of management and staff with whom the Company now has or in the past had consulting arrangements. The market for qualified industry professionals and craftsmen can be very competitive during periods of strong commodity prices. The Company anticipates offering compensation and an interesting work environment that will enable it to attract employees to meet the Company’s labor needs, once fully funded.

Item 1A. Risk Factors.

An investment in our common shares is highly speculative and involves a high degree of risk. You should carefully consider all of the risks discussed below, as well as the other information contained in this Annual Report. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected and the trading price of our common shares could decline.

RISKS RELATING TO OUR COMPANY

WE ARE AN EARLY-STAGE COMPANY WITH NO PROVED RESERVES, AND WE HAVE A NUMBER OF IMPORTANT MILESTONES THAT WE MUST ACHIEVE.

Our business plan is to explore, develop and produce crude oil, natural gas and/or natural gas liquid (collectively “Hydrocarbons”) from a tract of land (the “Prospect”) covered by Petroleum Exploration License (“PEL”) 512 (the “License”) in the State of South Australia. The Prospect is considered “undeveloped acreage,” which the U.S. Securities and Exchange Commission (the “Commission”) defines as “lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of Hydrocarbons regardless of whether such acreage contains proved reserves.” We have no proved reserves. In view of our extremely limited history in the Hydrocarbon exploration business, an investor may have difficulty in evaluating us and our business, both current and future activities. An investor must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. For our business plan to succeed, we must successfully undertake most of the following activities:

*	Complete a financing or similar transaction that will provide us with sufficient funds;
*	Drill successful exploratory test wells on the Prospect to determine the presence of Hydrocarbons in commercially viable quantities;
*	Develop the Prospect to a stage at which Hydrocarbons are being produced in commercially viable quantities;
*	Contract with purchasers of our commercial production of Hydrocarbons upon such commencement; and
*	Identify and enter into binding agreements with suitable third parties (such as joint venture partners and contractors) for the Prospect.

There can be no assurance that we will be successful in undertaking such activities. Our failure to undertake successfully most of the activities described above could materially and adversely affect our business, financial condition and results of operations.

WE HAVE A HISTORY OF LOSSES, AND WE MAY NOT BECOME PROFITABLE.

We have incurred losses since our inception. For our fiscal year ended February 28, 2019, we incurred net losses of $3,785,632, of which interest expense, both non-cash and accrued, in the amount of $2,344,949 was the primary driver. As of February 28, 2019, we had an accumulated deficit of $19,674,892. We expect our losses to continue as we incur significant capital expenditures and operating expenses to explore for Hydrocarbons on the Prospect. These continuing losses may be greater than current levels. If our revenues do not increase substantially or if our expenses exceed our expectations, we may never become profitable. There can be no assurance that our exploration and production activities will produce Hydrocarbons in commercially viable quantities, if any at all. Moreover, even if we succeed in producing Hydrocarbons, we expect to incur operating losses until such time (if ever) as we produce and sell a sufficient volume of our commercial production to cover direct production costs as well as corporate overhead. There can be no assurance that sales of our Hydrocarbon production will ever generate significant revenues, that we will ever generate positive cash flow from our operations or that (if ever attained) we will be able to sustain profitability in any future period.

WE ARE SIGNIFICANTLY LEVERAGED.

During a two-year period beginning in May 2016, we took on a significant amount of debt through the sale of Senior Secured Convertible Debentures due May 27, 2021 (each a “Debenture” and collectively the “Debentures”). The amount of this indebtedness (including principal and accrued interest) was $8,276,158 compounded through March 31, 2019. Our Debentures are secured by all of our assets owned directly or indirectly but for the License. The use of secured indebtedness to finance our business is referred to as leveraging. Leveraging increases the risk of loss to us if and to the extent we have insufficient revenue to pay our debt obligations. In such event, cash from other sources will be required. Our Debentures must be repaid on or before May 27, 2021. Unless we generate such cash, we may not have sufficient funds to pay our Debentures and other indebtedness when due. In such event, we might be required to sell our assets and properties to meet our obligations, or to seek an extension to our Debentures, or alternative debt or equity financing. If sale, extension or refinancing is not obtained or consummated, we could default in our obligations.

THE EXERCISE OF SECURED CREDITOR RIGHTS COULD RESULT IN A SIGNIFICANT OR COMPLETE LOSS.

If we default on our Debentures, the remedy of our Debentures holders would be (among other things) to institute proceedings against our assets and properties to sell them to satisfy the amounts owed pursuant to our Debentures. This could result in the partial or total loss of our assets and properties. We have no assurance that, upon the exercise of our Debentures holders’ secured creditor rights, we would receive a return of anything on our assets and properties. The loss of our assets and properties by the exercise of our Debentures holders’ secured creditor rights would most likely materially adversely affect our business, financial condition or assets, and could result in a total loss to our stockholders.

OUR DEBENTURES FEATURE CERTAIN OPERATING COVENANTS THAT COULD ADVERSELY AFFECT THE COMPANY.

Our Debentures contain operating covenants that prohibit us from certain actions (negative operating covenants) and that require us to continually undertake other actions (affirmative operating covenants). The negative operating covenants could preclude us from taking actions that we believe to be in the best interests of our stockholders. The affirmative operating covenants will require us to incur continuing costs and expense and could require us to take actions that we believe are not in our best interests. Moreover, our failure to comply with either negative operating covenants or affirmative operating covenants would most likely be a default under our Debentures, giving to our Debentures holders the rights described above.

OUR OUTSTANDING OBLIGATIONS AND ABILITY TO ISSUE ADDITIONAL COMMON SHARES COULD RESULT IN SIGNIFICANT DILUTION TO STOCKHOLDERS.

Our Debentures outstanding as of the date of the filing of this Report were convertible into 50,382,551 common shares. An aggregate of 19,125,000 common shares can be acquired upon the exercise of the outstanding Warrants. The conversion price of our Debentures and the exercise price of the Warrants may be less than the then current market price of the common shares at the time of conversion and exercise. Moreover, we have registered an aggregate of 6,000,000 common shares for issuance pursuant to an equity incentive plan to employees, officers, directors, and outside consultants to compensate them for services provided or to provide incentives to them. Of these common shares, 1,997,300 are still available for issuance in the future. Future issuance of additional shares pursuant to the Debentures, Warrants or the equity incentive plan or otherwise could cause immediate and substantial dilution to the net tangible book value of common shares issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the common shares. Moreover, any common shares issued as described above would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital while our Debentures or the Warrants are outstanding may be adversely affected because of the potential dilution described in this risk factor.

WE NEED ADDITIONAL CAPITAL TO SATISFY OUR WORK COMMITMENT, TO PROVIDE WORKING CAPITAL AND TO DEVELOP THE PROSPECT, WHICH CAPITAL WE MAY NOT BE ABLE TO RAISE OR WHICH MAY BE AVAILABLE ONLY ON TERMS UNFAVORABLE TO US.

Because of the acquisition of the Prospect, we have a work commitment with respect to the Prospect requiring us to expend significant stipulated amounts. We will need additional funds to satisfy the remainder of the work commitment, which includes the actual drilling of wells. Moreover, we will need working capital and further funds to explore and develop the Prospect in the manner that we prefer.

We are actively engaged in efforts to complete a capital raising transaction sufficient for us to complete the third year of the work commitment and provide additional funds if possible. In the past, we have used the services of firms that specialize in capital procurement, but we are pursuing our own capital raising initiatives. If funds are not procured pursuant to this arrangement, we will be constrained to seek alternative financing. We have no assurance that we will be successful in completing a transaction that will provide us with required funds. Our failure to honor our work commitment could result in our loss of the Prospect. Moreover, our failure to procure funds needed to develop operations sufficient to generate enough cash to retire our Debentures as they become due could result in Debentures holders’ eventual exercise of the rights of a secured creditor and the possible loss of all or a large part of our assets. If either of the preceding events were to occur, we could be forced to cease our current business plan altogether, which could result in a complete loss to our stockholders. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities. If we obtain funds through the issuance of equity securities, the following results will or may occur:

*	the percentage ownership of our existing stockholders will be reduced.
*	the new equity securities could have rights, preferences or privileges senior to those of the holders of our common shares.

We have no assurance of our ability to raise funds for any purpose.

OUR AUDITOR HAS GIVEN TO US A “GOING CONCERN” QUALIFICATION, WHICH QUESTIONS OUR ABILITY TO CONTINUE AS A GOING CONCERN WITHOUT ADDITIONAL FINANCING.

Our independent registered public accountant has added an emphasis paragraph to its report on our financial statements for the year ended February 28, 2019 regarding our ability to continue as a going concern. Key to this determination is our lack of any historical revenues and our accumulated deficit of $19,674,892 since inception through February 28, 2019. Since May 2016, we have placed Debentures having an aggregate original principal amount of $6,850,000. Proceeds from these placements largely financed our business for our fiscal years 2017 and 2018. Such proceeds continued to finance our business for our fiscal 2019, but a significant amount of financing during fiscal 2019 came from a private common shares financing in the amount of $1,000,000, net of associated costs of $40,000, completed in the middle of the fiscal year. Notwithstanding the preceding, we still need additional funds. There can be no assurance that we will be successful in securing funding, becoming profitable, or continuing our business without either a temporary interruption or a permanent cessation.

IF WE GROW OUR BUSINESS AS PLANNED, WE MAY NOT BE ABLE TO MANAGE PROPERLY OUR GROWTH, AND WE EXPECT OPERATING EXPENSES TO INCREASE, WHICH MAY IMPEDE OUR ABILITY TO ACHIEVE PROFITABILITY.

If we are successful in growing our business as we plan, our operations may expand rapidly and significantly. Any rapid growth could place a significant strain on our management, operational and financial resources. In order to manage the growth of our operations, we will be required to improve and expand existing operations; to implement new operational, financial and inventory systems, procedures and controls, including improvement of our financial and other internal management systems; and to train, manage and expand our staffing. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected. In addition, if we are successful in growing our business as we plan, we expect operating expenses to increase, and as a result, we will need to generate increased revenue to achieve and maintain profitability. These additional costs and expenses could delay our ability to achieve continuing profitability.

CONDUCTING BUSINESS INTERNATIONALLY MAY RESULT IN INCREASED COSTS AND OTHER RISKS.

We plan on operating our business in Australia. Operating internationally exposes us to a number of risks. Examples include a possible downturn in local economic conditions due to local policy decisions, increases in duties and taxes, and other adverse changes in laws, regulations and policies affecting our business, or governing the operations of foreign based companies. Additional risks include currency fluctuations, interest rate movements, imposition of trade barriers, and restrictions on repatriation of earnings. If we are unable to address these risks adequately, our financial position and results of operations could be adversely affected.

RISKS RELATING TO OUR INDUSTRY

OIL AND NATURAL GAS EXPLORATION AND PRODUCTION PRESENT MANY RISKS THAT ARE DIFFICULT TO MANAGE.

Our Hydrocarbon exploration, development and production activities are subject to many risks that may be unpredictable and are difficult to manage. In addition, the cost and timing of drilling, completing and operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause exploration, development and production activities to be delayed or unsuccessful. This could result in a total loss of our investment in a particular drilling program. If exploration efforts are unsuccessful in establishing proved reserves in a timely manner and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

OUR FOCUS ON EXPLORATION ACTIVITIES EXPOSES US TO GREATER RISKS THAN ARE GENERALLY ENCOUNTERED IN LATER-STAGE HYDROCARBON PROPERTY DEVELOPMENT BUSINESSES.

Once we are funded, most of our initial activity will involve drilling exploratory test wells on acreage with no proved Hydrocarbon reserves. While all drilling (whether developmental or exploratory) involves risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of Hydrocarbons. The economic success of any drilling program will depend on numerous factors, including the ability to estimate the volumes of recoverable reserves relating to the drilling program, rates of future production, future commodity prices, investment and operating costs and possible environmental liabilities. All of these factors may impact whether a drilling program will generate cash flows sufficient to provide a suitable return on investment. If we experience a series of failed drilling projects, our business, results of operations and financial condition could be materially adversely affected.

WE WILL RELY ON INDEPENDENT EXPERTS AND TECHNICAL OR OPERATIONAL SERVICE PROVIDERS OVER WHOM WE MAY HAVE LIMITED CONTROL.

We are, and will continue to be, engaging independent contractors to provide us with technical assistance and services. These include the services of geologists, geophysicists, chemists, landmen, engineers and scientists. We also are and will be relying upon them to analyze the Prospect and any other future prospects to determine a method in which the Prospect may be developed in a cost-effective manner and to select drill sites. In addition, we intend to rely on the owners and operators of oil rigs and drilling equipment, and on providers of oilfield services, to drill and develop our prospects to production. Moreover, if our properties hold commercial quantities of Hydrocarbons, we would need to rely on third-party gathering, trucking and/or pipeline facilities to transport and purchase our production. Our limited control over the activities and business practices of these providers, any inability on our part to maintain satisfactory commercial relationships with them or their failure to provide quality services could materially and adversely affect our business, results of operations and financial condition.

SHORTAGES OF RIGS, EQUIPMENT, SUPPLIES AND PERSONNEL COULD DELAY OR OTHERWISE ADVERSELY AFFECT OUR COST OF OPERATIONS OR OUR ABILITY TO OPERATE ACCORDING TO OUR BUSINESS PLAN.

If drilling activity increases in the Western Flank, a general shortage of drilling and completion rigs, field equipment and qualified personnel could develop. As a result, the costs and delivery times of rigs, equipment and personnel could be substantially greater than in previous years. From time to time, these costs have sharply increased and could do so again. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn adversely affect our results of operations.

OUR REVIEW OF PROPERTIES CANNOT ASSURE THAT ALL DEFICIENCIES OR ENVIRONMENTAL RISKS MAY BE IDENTIFIED OR AVOIDED.

We plan on undertaking reviews that we believe are consistent with industry practice for our drilling programs. However, these reviews will often be limited in scope, and may not reveal all existing or potential problems, or permit us to become sufficiently familiar with the related properties to assess all potential problems. Moreover, we may not perform an inspection on every platform or well, and our inspections may not reveal all structural or environmental problems. Our license rights with respect to the Prospect contain no indemnification for environmental liabilities. Accordingly, we will pursue our drilling programs on an “as is” basis, which could require us to make substantial expenditures to remediate environmental contamination. If a property deficiency or environmental problem cannot be satisfactorily remedied to warrant commencing drilling operations on a property, we could lose our entire investment in the asset.

WE MAY NOT BE ABLE TO FULLY INSURE AGAINST ALL RISKS RELATED TO OUR PROPOSED OPERATIONS, WHICH COULD RESULT IN SUBSTANTIAL CLAIMS FOR WHICH WE ARE UNDERINSURED OR UNINSURED.

We currently do not have any insurance with regard to our proposed Hydrocarbon exploration and production activities. Prior to commencing these activities, we do intend obtain insurance that we believe will be consistent with prevailing industry practices. We have no assurance that we will be able to obtain such insurance, or if obtained, we will be able to maintain it if costs become prohibitively expensive. Moreover, we have no assurance that such insurance will cover all risks. Losses and liabilities arising from uninsured and underinsured events, which could arise from even one catastrophic event, could materially and adversely affect our business, results of operations and financial condition. Our exploration, drilling and other activities are subject to risks such as:

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

Our business could be negatively affected by security threats, including cybersecurity threats, and other disruptions.

We will depend to a meaningful extent on digital technologies to conduct our business. These technologies will relate to seismic, financial, operating and other data. Cyber incidents have recently increased, and have involved malicious software and attempts to gain unauthorized access to data and systems. Our technologies, systems, networks, and those of our business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. Our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. Any security breach could likely materially adversely affect our business, financial condition or results of operation.

OPERATIONAL IMPEDIMENTS MAY HINDER OUR ACCESS TO HYDROCARBON MARKETS OR DELAY OUR PRODUCTION.

We expect to deliver Hydrocarbons through trucking systems, gathering systems and pipelines that we do not own. Existing facilities may not be available to us now or in the future. The marketability of our future production depends in part upon the availability, proximity and capacity of truck terminals, pipelines, natural gas gathering systems and processing facilities owned by others. Our failure to establish suitable contractual relationships with respect to our production would materially adversely affect our business, results of operations and financial condition. In addition, any significant change in our arrangements with trucking firms, gathering system or pipeline owners and operators or other market factors affecting the overall infrastructure facilities servicing our properties could adversely impact our ability to deliver the Hydrocarbons we produce to markets in a satisfactory manner. In some cases, we may be required to shut in wells, at least temporarily, for lack of a market because of the inadequacy or unavailability of transportation facilities. If that were to occur, we would be unable to timely realize revenue from those wells until arrangements were made to deliver our production to market. Moreover, our ability to produce and market Hydrocarbons could be negatively impacted by:

*	government regulations; and
*	government transportation, tax and energy policies.

HYDROCARBON RESERVES DECLINE ONCE A PROPERTY BECOMES PRODUCTIVE, AND WE EXPECT TO NEED TO FIND ADDITIONAL RESERVES TO SUSTAIN REVENUE GROWTH.

Even if we add Hydrocarbon reserves through our exploration activities, our reserves will decline as they are produced. We will be constantly challenged to add additional reserves through further exploration or further development of our existing properties. There can be no assurance that our exploration and development activities will be successful in adding new reserves. If we fail to replace reserves, our level of production and cash flows will be adversely impacted.

WE EXPECT TO HAVE LIMITED CONTROL OVER ACTIVITIES ON PROPERTIES WE DO NOT OPERATE, WHICH COULD REDUCE OUR PRODUCTION AND REVENUES.

We expect that we will operate all of our initial wells. However, some of our business activities could be conducted through joint operating agreements under which we own partial interests in Hydrocarbon properties. In such situation, we may not operate the related properties and in some cases we may not have the ability to remove the operator in the event of poor performance. As a result, we may have a limited ability to exercise influence over normal operating procedures, expenditures or future development of underlying properties and their associated costs. The failure of an operator of our wells to adequately perform operations, or an operator’s breach of the applicable agreements, could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others therefore depend upon a number of factors outside of our and the operator’s control, including:

*	timing and amount of capital expenditures;
*	expertise and financial resources; and
*	inclusion of other participants.

HYDROCARBONS ARE COMMODITIES SUBJECT TO PRICE VOLATILITY BASED ON MANY FACTORS OUTSIDE THE CONTROL OF PRODUCERS, AND LOW PRICES MAY MAKE PROPERTIES UNECONOMIC FOR FUTURE PRODUCTION.

Hydrocarbons are commodities, and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for Hydrocarbons have been volatile. These markets will likely continue to be volatile in the future. The prices a producer may expect and its level of production depend on numerous factors beyond its control, such as those described in “Item 1. Business - Markets and Marketing.” Lower Hydrocarbons prices may not only decrease revenues on a per unit basis, but also may reduce the amount of Hydrocarbons that can be economically produced. Lower prices will also negatively impact the value of proved reserves.

COMMODITY PRICE RISK MANAGEMENT DECISIONS MAY CAUSE US TO FOREGO ADDITIONAL FUTURE PROFITS OR RESULT IN MAKING ADDITIONAL CASH PAYMENTS.

To reduce our exposure to changes in the prices of Hydrocarbons, we may enter into commodity price risk management agreements for a portion of our Hydrocarbon production. The agreements that we could enter into generally would have the effect of providing us with a fixed price for a portion of the expected future Hydrocarbon production over a fixed period of time. Commodity price risk management agreements expose us to the risk of financial loss, including the following:

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

Furthermore, commodity price risk management arrangements may limit the benefit we would receive from increases in the prices for Hydrocarbons.

OUR PROPERTIES MAY BE SUBJECT TO SUBSTANTIAL IMPAIRMENT OF THEIR RECORDED VALUE.

The accounting rules for our properties, for which we establish proved reserves, will require us to review periodically their carrying value for possible impairment. If Hydrocarbon prices decrease or if the recoverable reserves on a property are revised downward, we may be required to record impairment write-downs, which would result in a negative impact to our financial position. We also may be required to record impairment write-downs for properties lacking economic access to markets and must record impairment write-downs for our Prospect as the license for it expires or when we expect such license to expire without an extension, both of which could also negatively impact our financial position.

OUR COMPETITORS INCLUDE LARGER, BETTER-FINANCED AND MORE EXPERIENCED COMPANIES.

The Hydrocarbon industry is intensely competitive. As an early-stage company, we must compete against larger companies that may have greater financial and technical resources than we have and substantially more experience in our industry. These competitive advantages may better enable our competitors to sustain the impact of higher exploration and production costs, Hydrocarbon price volatility, productivity variances among properties, overall industry cycles and other factors related to our industry. The advantages of our competitors may also negatively impact our ability to acquire prospective properties, develop reserves, attract and retain quality personnel and raise capital.

CONDUCTING OPERATIONS IN THE HYDROCARBON INDUSTRY SUBJECTS US TO COMPLEX LAWS AND REGULATIONS, INCLUDING ENVIRONMENTAL REGULATIONS THAT CAN HAVE A MATERIAL ADVERSE EFFECT ON THE COST, MANNER OR FEASIBILITY OF DOING BUSINESS.

Companies that explore for and develop, produce and sell Hydrocarbons in Australia are subject to extensive government laws and regulations, including complex tax laws and environmental laws and regulations, and are required to obtain various permits and approvals from government agencies. If these permits are not issued or unfavorable restrictions or conditions are imposed on our drilling activities, we may not be able to conduct our operations as planned. Alternatively, failure to comply with these laws and regulations, including the requirements to obtain any permits, may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Compliance costs can be significant. Further, these laws and regulations could change in ways that substantially increase our costs and associated liabilities. We cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not harm our business, results of operations and financial condition. For example, matters subject to regulation and the types of permits required include:

*	water discharge and disposal permits for drilling operations;
*	drilling permits;
*	reclamation;
*	spacing of wells;
*	occupational safety and health;
*	air quality, noise levels and related permits;
*	rights-of-way and easements;
*	calculation and payment of royalties;
*	gathering, transportation and marketing of Hydrocarbons;
*	taxation;
*	waste disposal; and
*	flaring on-site of unsold natural gas.

Under these laws and regulations, we could be liable for:

*	personal injuries;
*	property damage;
*	oil spills;
*	discharge of hazardous materials;
*	remediation and clean-up costs;
*	fines and penalties; and
*	natural resource damages.

RISKS RELATING TO OUR MANAGEMENT

WE DEPEND ON CERTAIN KEY PERSONNEL.

We rely upon the efforts and skills of our current and expected future management. We currently have no employees. The loss of the services of any member of management, including the lack of sufficient time to devote to our operations, could materially and adversely affect our operations. Currently, no member of management has entered into a written employment agreement or any covenant not to compete with us, although we have entered into consulting agreements with two members of our management team, neither of which contains a covenant not to compete. As a result, any member of management may discontinue providing his services to us at any time and for any reason, and even thereafter commence competition with us. Moreover, we do not currently maintain key man life insurance on any member of management.

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

OUR MANAGEMENT OWNS A LARGE PERCENTAGE OF OUR OUTSTANDING SHARES, AND CUMULATIVE VOTING IS NOT AVAILABLE TO STOCKHOLDERS.

Our current senior management owns approximately 64.03% of our outstanding common shares as of the date of the filing of this Report. Cumulative voting in the election of directors is not authorized in our First Amended and Restated Articles of Incorporation. Accordingly, it is not permitted as a matter of law. As a result, the holder or holders of a majority of our outstanding common shares may elect all of our directors. Management’s large percentage ownership of our outstanding common shares will enable them to maintain their positions as such and thus their control of our business and affairs.

OUR OBLIGATION TO INDEMNIFY MEMBERS OF MANAGEMENT COULD REQUIRE US TO PAY THEM FOR LOSSES CAUSED BY THEM, AND LIMITATIONS ON CLAIMS AGAINST SUCH STOCKHOLDERS COULD PREVENT OUR RECOVERY OF SUCH LOSSES FROM THEM.

The corporation law of Nevada allows a Nevada corporation to indemnify its directors and each of its officers, agents, contractors and/or employees to the extent that certain standards are met, and our First Amended and Restated Articles of Incorporation permit indemnification of our directors, and our Bylaws require indemnification of our directors and officers to the maximum extent permitted by law. If the required standards are met, we could be required to indemnify management for losses caused by them. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we have the power to indemnify such person against the liability insured against. Moreover, the corporation law of Nevada allows a Nevada corporation to limit the liability of its directors to the corporation and its stockholders to a certain extent, and our First Amended and Restated Articles of Incorporation and Bylaws have eliminated the director’s liability to the maximum extent permitted by law. Consequently, because of the actions or omissions of our management, we could incur substantial losses and be prevented from recovering such losses from such persons. Further, the U.S. Securities and Exchange Commission maintains that indemnification for liabilities arising under the Securities Act is against the public policy expressed in the Securities Act, and is therefore unenforceable.

We may not have adequate internal accounting controls.

While we are constantly striving to improve our internal accounting controls, our management has determined that our disclosure controls and procedures are not sufficiently effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission. Our Board of Directors has not designated an Audit Committee and we do not have any outside directors. We have implemented a number of disbursing, accounting and financial statement preparation and review processes, and as a result the financial controls of the Company have been improved. If we do not have adequate internal accounting controls, we may also be unable to prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and we may not be able to satisfy our obligations under applicable securities laws.

There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm us.

We do not expect that internal control over financial accounting and disclosure, even if timely and well established, will prevent all errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely affect our business.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Certain Federal legislation, including the Sarbanes Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of corporate management and securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted certain corporate governance measures such as an audit or other independent committees of our Board of Directors because we do not have sufficient funds available to do so. Possibly if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Although we intend to bolster our corporate governance capabilities as funds become available for this purpose, prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

RISKS RELATING TO OUR COMMON SHARES

OUR COMMON SHARES HAVE EXPERIENCED LIMITED TRADING.

Our common shares are quoted on the over-the-counter markets under the name “Discovery Energy Corp.” and the symbol “DENR”. The volume of trading of our common shares has been extremely limited. There can be no assurance as to the prices at which our common shares will trade in the future. Until our common shares become more broadly held and orderly markets develop and even thereafter, the prices of our common shares may fluctuate significantly. Prices for our common shares will be determined in the marketplace and may be influenced by many factors, including the following:

*	The depth and liquidity of the markets for our common shares;
*	Investor perception of us and the industry in which we participate;
*	General economic and market conditions;
*	Responses to quarter to quarter variations in operating results;
*	Failure to meet securities analysts’ estimates;
*	Changes in financial estimates by securities analysts;
*	Changes in laws, regulations and policies;
*	Conditions, trends or announcements in the Hydrocarbon industry;
*	Announcements of significant acquisitions, strategic alliances, joint ventures or capital commitments by us or our competitors;
*	Additions or departures of key personnel;
*	Sales of our common shares;
*	Accounting pronouncements or changes in accounting rules that affect our financial statements; and
*	Other factors and events beyond our control.

The market price of our common shares could experience significant fluctuations unrelated to our operating performance. As a result, a stockholder (due to personal circumstances) may be required to sell such stockholder’s common shares at a time when our stock price is depressed due to random fluctuations, which are possibly based on factors beyond our control.

INCREASES IN THE SALES VOLUME OF OUR SHARES COULD ADVERSELY AFFECT US.

We have a very thinly traded market for our shares. Future sales of a large number of our shares may have a depressive effect on the price of our common shares, and might also adversely affect our ability to raise additional capital.

THE TRADING PRICE OF OUR COMMON SHARES MAY ENTAIL ADDITIONAL REGULATORY REQUIREMENTS, WHICH COULD NEGATIVELY AFFECT SUCH TRADING PRICE.

The trading price of our common shares historically has been below $5.00 per share. As a result of this price level, trading in our common shares is subject to the requirements of certain rules promulgated under the Exchange Act. These rules require additional disclosure by broker dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transaction before sale. The additional burdens imposed upon broker dealers by such requirements may discourage broker dealers from effecting transactions in our common shares. As a consequence, the market liquidity of our common shares could be severely affected or limited by these regulatory requirements.

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKEOVER, WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

Provisions of our First Amended and Restated Articles of Incorporation and Bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, our First Amended and Restated Articles of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences, as may be determined by our Board of Directors. Of this authorized preferred stock, no shares are currently issued and outstanding. Our Board of Directors may, without stockholder approval, issue up to 10,000,000 preferred stock with dividends, liquidation, conversion or voting rights that could adversely affect the voting power or other rights of our common stockholders.

STOCKHOLDERS HAVE NO GUARANTEE OF DIVIDENDS AND MAY BE CONSTRAINED TO SELL THEIR SHARES TO REALIZE A RETURN ON THEIR INVESTMENT.

The holders of our common shares are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. To date, we have paid no cash dividends. Currently, our outstanding Debentures prohibit us from paying dividends without the consent of our Debentures holders. Even if such a prohibition did not exist, the Board of Directors will most likely not declare any dividends in the foreseeable future, but will instead retain all earnings, if any, for use in our business operations. As a result, an investor will probably need to sell some or all of their shares to realize a return on an investment in them, and investors may not be able to sell such shares at or above the price they paid for them.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We maintain our principal executive offices at One Riverway Drive, Suite 1700, Houston, Texas 77056 through an office rental package on essentially a month-to-month basis. Management believes that any needed additional or alternative office space can be readily obtained.

For information about our Hydrocarbon property, see “Item 1 Business” above.

Item 3. Legal Proceedings.

We are not presently a party to any pending legal proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Trading Prices. Our common shares are quoted in the over-the-counter markets under the name “Discovery Energy Corp.” and the symbol “DENR”.

Outstanding Shares and Record Holders. As of May 1, 2019, we had 110 common stockholders of record and 151,940,396 common shares outstanding.

Dividends. We have not paid any cash dividends on our common shares, and we do not expect to pay any dividends for the foreseeable future. Currently, our outstanding Debentures prohibit us from paying dividends without the consent of the Debentures holders.

Equity Compensation Plans. We have one equity compensation plan for our directors, officers, employees and consultants pursuant to which options, rights or shares may be granted or issued. This plan is named the “Discovery Energy Corp. 2012 Equity Incentive Plan” (the “Plan”). Information on the material terms of the Plan is given below. The table on the next page provides information as of February 28, 2019 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding Securities reflected in column
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	1,997,300
Total	-	-	1,997,300

The following is a description of the material features of the Plan:

General. On July 30, 2012, our Board of Directors approved the Plan. The Plan provides for various equity awards to our directors, officers, employees and certain of our consultants, to attract them, to reward them for their service, and to encourage them to continue to provide services for us.

Administration. Our Board of Directors administers the Plan, but it has the right to delegate the administration of the Plan to any compensation or other committee that it hereafter creates for such purpose. For purposes of the remainder of this section, the person administering the Plan at any time is referred to as the “Administrator.”

Eligibility. The Administrator has substantial discretion pursuant to the Plan to determine the persons to whom awards under the Plan will be made, and the amounts and restrictions imposed in connection therewith; provided, however, that generally a recipient of an award must be one of our directors or officers (whether or not also an employee), employees, or eligible consultants.

Shares Subject to the Plan. Six million (6,000,000) common shares are authorized to be awarded pursuant to the Plan, all of which were or are registered with the Securities and Exchange Commission. Any shares awarded and later forfeited or are reacquired by us are again available for award or sale under the Plan. Awards may be made pursuant to the Plan until no further shares are available for issuance or until July 30, 2022, whichever occurs first.

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

*	Stock Grants. A stock grant is an award of common shares, which may be granted outright, or (in certain cases) may not vest until after a specified period of time, or upon the satisfaction of other vesting conditions as determined by the Administrator, and which may be forfeited if conditions to vesting are not met. Participants generally receive dividend payments on the shares subject to a restricted stock grant award during the vesting period, and are also generally entitled to vote the shares underlying their awards.

*	Non-Qualified Stock Options. An award of a non-qualified stock option under the Plan grants a participant the right to purchase a certain number of common shares during a specified term in the future, possibly after a vesting period, at an exercise price equal to at least 100% of the fair market value of the common shares on the grant date. The term of a non-qualified stock option may not exceed 10 years from the date of grant. Payment of the exercise price of a non-qualified stock option may be made in cash or, if permitted by the Administrator, by tendering common shares owned by the participant and acquired at least six (6) months prior to exercise, having a fair market value equal to the exercise price, by a combination of cash and common shares or by authorizing the sale of shares otherwise issuable upon exercise, with the sale proceeds applied towards the exercise price. Additionally, the Administrator may provide that stock options can be net exercised – that is exercised by issuing shares having a value approximately equal to the difference between the aggregate value of the shares as to which the option is being exercised and the aggregate exercise price for such number of shares. A non-qualified stock option is an option that does not qualify under Section 422 of the Code.

*	Stock-Based Awards. A stock-based award is a grant by us under the Plan of an equity award or an equity-based award that is not a non-qualified stock option, an incentive stock option, or a stock grant. The Administrator has the right to grant stock-based awards having such terms and conditions as the Administrator may determine, including, without limitation, the grants of shares based upon certain conditions, the grant of securities convertible into shares and the grant of stock appreciation rights, phantom stock awards or stock units. The principal terms of each stock-based award will be set forth in the participant’s award agreement, in a form approved by the Administrator and shall contain terms and conditions which the Administrator determines to be appropriate and in our best interests.

Previous Awards. We had awarded 302,700 common shares in outright grants pursuant to the Plan as of February 28, 2019 and have awarded 4,002,700 common shares in outright grants pursuant to the Plan as of May 1, 2019.

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

*	Stock Grants. A participant who receives an outright stock grant generally will be taxed at the time a stock grant is awarded, and the amount of taxable income recognized will equal the fair market value of the shares subject to the award. A participant who receives a restricted stock grant generally will not be taxed at the time a stock grant is awarded but will recognize taxable income when the award vests or otherwise is no longer subject to a substantial risk of forfeiture. The amount of taxable income recognized will equal the fair market value of the shares subject to the award (or the portion of the award that is then vesting) at that time. Participants may elect to be taxed based on the fair market value of the shares at the time of grant by making an election under Section 83(b) of the Code within 30 days of the award date. If an award with respect to which a participant has made such an election under Section 83(b) is subsequently canceled, no deduction or tax refund will be allowed for the amount previously recognized as income. Unless a participant makes a Section 83(b) election, dividends paid to a participant on shares of an unvested restricted stock grant will be taxable to the participant as ordinary income. If the participant made a Section 83(b) election, the dividends will be taxable to the participant as dividend income, which generally is subject to the same rate as capital gains income. Except as provided under “Certain Limitations on Deductibility of Executive Compensation” below, we will ordinarily be entitled to a deduction at the same time and in the same amounts as the ordinary income recognized by the participant with respect to a stock grant award. Unless a participant has made a Section 83(b) election, we will also be entitled to a deduction, for federal income tax purposes, for dividends paid on awards of unvested restricted stock grants when the restrictions lapse.

*	Non-Qualified Stock Options. Generally, a participant will not recognize taxable income on the grant of a non-qualified stock option, provided the exercise price of the option is equal to the fair market value of the underlying stock at the time of grant. Upon the exercise of a non-qualified stock option, a participant will recognize ordinary income in an amount equal to the difference between the fair market value of the common shares received on the date of exercise and the option cost (number of shares purchased multiplied by the exercise price per share). The participant will recognize ordinary income upon the exercise of the option even though the shares acquired may be subject to further restrictions on sale or transferability. Except as provided under “Certain Limitations on Deductibility of Executive Compensation” below, we will ordinarily be entitled to a deduction on the exercise date equal to the ordinary income recognized by the participant upon exercise. Generally, upon a subsequent sale of shares acquired in an option exercise, the difference between the sale proceeds and the cost basis of the shares sold will be taxable as a capital gain or loss.

*	Other Stock-Based Awards. These awards could include stock appreciation rights, phantom stock awards or stock units, as examples. The tax rules that apply to these awards vary. However, if one of these awards is settled by the payment of cash, the full amount of the cash will generally be taxable to the participant as ordinary income. If one of these awards is settled by the issuance of shares, a participant will recognize taxable income in an amount equal to the fair market value of the shares on the grant date. Except as provided under “Certain Limitations on Deductibility of Executive Compensation” below, we will ordinarily be entitled to a deduction at the same time and in the same amounts as the ordinary income recognized by the participant with respect to such a stock award.

*	Withholding. We retain the right to deduct or withhold, or require the participant to remit to his or her employer, an amount sufficient to satisfy federal, state and local and foreign taxes, required by law or regulation to be withheld with respect to any taxable event as a result of the Plan.

*	Certain Limitations on Deductibility of Executive Compensation. With certain exceptions, Section 162(m) of the Code limits the deduction to us for compensation paid to certain executive officers to $1 million per executive per taxable year unless such compensation is considered “qualified performance - based compensation” within the meaning of Section 162(m) or is otherwise exempt from Section 162(m). The Plan is designed so that options and SAR’s qualify for this exemption, and it permits the Administrator to grant other awards designed to qualify for this exemption.

*	Treatment of “Excess Parachute Payments.” The accelerated vesting of awards under the Plan upon a change of control of our company could result in a participant being considered to receive “excess parachute payments” (as defined in Section 280G of the Code), which payments are subject to a 20% excise tax imposed on the participant. We would not be able to deduct the excess parachute payments made to a participant.

Item 6. Selected Financial Data.

Not applicable.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Discovery Energy Corp. (the “Company”) was incorporated under the laws of the state of Nevada on May 24, 2006 under the name “Santos Resource Corp.” Its current business plan is to explore for and produce Hydrocarbons from a tract of land (the “Prospect”) covered by Petroleum Exploration License (PEL) 512 (the “License”) in the State of South Australia. The business plan was adopted near the end of fiscal 2012. In May 2012, the Company incorporated a wholly owned Australian subsidiary, Discovery Energy SA Ltd. (“Subsidiary”), for the purpose of acquiring a 100% working interest in the License. In May 2016, the Subsidiary’s legal entity status changed from public to private and its name changed to Discovery Energy SA Pty Ltd. The Company is in the initial exploration phase of determining whether or not the Prospect contains economically recoverable volumes of crude oil, natural gas and/or natural gas liquid (collectively “Hydrocarbons”). For information about the milestones that the Company has achieved to date, see “BUSINESS – General.” Although the Company’s current focus is primarily on the Prospect, management from time-to-time exchanges information with other industry participants regarding additional investment opportunities in Australia.

The Company has experienced losses and negative cash flows since inception, and it expects to incur such losses and negative cash flows for the foreseeable future. The Company has an accumulated deficit of $19,674,892 since inception through February 28, 2019. As of May 1, 2019, the Company had approximately $171,000 in cash available to meet its operating cash requirements. The Company’s losses (coupled with a limited amount of cash) cause doubt about the Company’s ability to continue as a going concern, and our independent registered public accountant has added an emphasis paragraph to its report on our financial statements for the year ended February 28, 2019 regarding our ability to continue as a going concern. The Company is maintaining an on-going effort to locate sources of additional funding, without which the Company will not be able to remain a viable entity. Information about the Company’s liquidity situation and its on-going capital raising activities is given in the section captioned “Liquidity and Capital Resources” below.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations as of February 28, 2019 are based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material. The footnotes to the financial statements contain critical accounting policies that significantly impact the judgments and estimates used in the preparation of these financial statements. These policies should be reviewed to better understand the financial condition and results of operations of the Company.

You should especially note the final paragraph of the portion of Note 2 to the financial statements, captioned “Fair Value Considerations” and the next-to-final paragraph of such footnote captioned “Recent Accounting Pronouncements.” These paragraphs discuss the Company’s early adoption of the guidance provided in ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features (“ASU 2017-11”). The accounting treatment required by ASU 2017-11 simplifies the accounting for certain financial instruments with down round features, and has a dramatic effect on the Company’s reported results of operations for fiscal 2019 compared to those for fiscal 2018.

Results of Operations

Financial results for the year ended February 28, 2019 are not directly comparable to financial results for the year ended February 28, 2018, because the Company early adopted the guidance provided in ASU 2017-11 for fiscal 2019. The result of this is that in fiscal year 2019 (unlike fiscal year 2018), the Company disregarded the down round feature in the Company’s outstanding Debentures and Warrants when assessing whether these instruments are indexed to the Company’s own common shares, for purposes of determining liability or equity classification. Accordingly, while the Company had a large charge ($5,614,689) for “Change in fair value of derivative liabilities” in fiscal year 2018, the Company had no charge of this nature for fiscal year 2019.

Results of operations for the fiscal years ended February 28, 2019 and February 28, 2018 are summarized in the table below:

	Fiscal Year Ended February 28, 2019	Fiscal Year Ended February 28, 2018
Revenue	$-	$-
Operating expenses	(1,513,622)	(1,420,086)
Other income (expenses)	(2,272,010)	(7,758,869)
Net income (loss)	$(3,785,632)	$(9,178,955)

Operating expenses for the fiscal years ended February 28, 2019 and February 28, 2018 are summarized in the table below:

	Fiscal Year Ended February 28, 2019	Fiscal Year Ended February 28, 2018
General and administrative	$1,248,775	$931,915
Exploration costs	264,847	488,171
Total operating expenses	$1,513,622	$1,420,086

Comparison of Year Ended February 28, 2019 to Year Ended February 28, 2018

Revenues. The Company did not earn any revenues in either of the comparative fiscal years. Sales revenues are not anticipated until such time as the Prospect has commenced commercial production of Hydrocarbons. As the Company is presently in the exploration stage of its operations, no assurance can be provided that commercially exploitable levels of hydrocarbons on the Prospect will be discovered, or if such resources are discovered, that the Prospect will commence commercial production.

Operating Expenses. Total operating expenses incurred in fiscal year 2019 increased by approximately $94,000 (7%) when compared to those incurred in fiscal year 2018. Expenditures for staff, travel and professional services increased, primarily as a result of substantially increased fundraising efforts. However, these expense increases were partially offset by an almost 50% decrease in exploration costs, reflecting the completion of most geological and geophysical analysis activities in prior fiscal years. The next phase of the exploration program, the drilling of the initial commitment wells, is currently forecasted to commence in the latter part of fiscal year 2020.

Other Income (Expense). Other income (expense) includes interest expense related to the Debentures (which will accrue and be added to the outstanding principal balance of the Debentures, not be paid in cash at the time that it otherwise becomes due and payable). For fiscal 2018, it also included $5,614,689 of non-cash expense that was an amount resulting from the change in the valuation of the derivative liability associated with the Debentures. As explained in Note 7 to the financial statement, the Company is no longer required to report this highly volatile value as an expense in its financial statements. This change had no impact on the cash balance, operations, plans or management of the Company.

Net Income (Loss). The Company had a net loss of $3,785,632 for the fiscal year ended February 28, 2019, compared to a net loss of $9,178,955 for the fiscal year ended February 28, 2018. The primary driver of this change is attributable to the change in accounting policy related to the calculated derivative liability associated with the Debentures. Loss per common share, on both a basic and fully diluted basis, was ($0.03) for fiscal year 2019 as compared to ($0.06) in fiscal year 2018.

Cash Flows for the Fiscal Years Ended February 28, 2019 and 2018

Cash Used in Operating Activities: Operating activities for the fiscal year ended February 28, 2019 used cash of $1,276,682, compared to $1,641,375 for the fiscal year ended February 28, 2018, primarily due to a 50% decrease in exploration costs.

Cash Used in Investing Activities: No cash was used for investing activities during the fiscal year ended February 28, 2019. $262,500 was used during the fiscal year ended February 28, 2018 to acquire an additional 3.0% royalty interest associated with the License.

Cash Provided by Financing Activities: Net cash provided by financing activities totaled $1,350,000 for the fiscal year ended February 28, 2019, compared to $1,537,500 for the fiscal year ended February 28, 2018.

The Company received gross proceeds of $1,040,000 from the private placement of 5,200,000 common shares during the fiscal year ended February 28, 2019 at a price of $0.20 per common share, net of associated costs of $40,000. The Company received total proceeds of $275,000 from the private placement of 1,375,000 common shares during the fiscal year ended February 28, 2018 at a price of $0.20 per common share. The Company also issued Debentures having an aggregate original principal amount of $350,000 in the fiscal year ended February 28, 2019, compared to issuances of Debentures having an aggregate original principal amount of $1,262,500 in the comparative prior year period.

Liquidity and Capital Resources

Financing History and Immediate, Short-Term Capital Needs

Early Financings. From January 2012 through May 27, 2016, business activities were financed primarily through private placements of common shares. During that period, several rounds of equity financing were conducted which raised total “seed” capital in the amount of $2,723,750 resulting in the issuance of 19,657,501 common shares. Moreover, from time to time, officers and directors of the Company provided short-term bridge funding. These advances were repaid out of proceeds from the Debenture financings described below.

Debenture Financing. Since May 2016, the Company has relied on a series of placements of Debentures (debt instruments convertible into common shares). The 14 Debentures comprising this series were issued pursuant to a Securities Purchase Agreement executed on May 27, 2016. Debentures having an aggregate original principal amount of $6,850,000 have been placed. In conjunction with certain Debentures, warrants (“Warrants”) were issued that give the holder the right to purchase up to a maximum of 19,125,000 common shares at an initial per-share exercise price of $0.20.

Each of the Debentures includes the following features:

*	The Debentures bear interest at the rate of eight percent (8%) per annum, compounded quarterly. However, upon the occurrence and during the continuance of a stipulated event of default, the Debentures will bear interest at the rate of twelve percent (12%) per annum.
*	Interest need not be paid on the Debentures until the principal amount of the Debentures becomes due and payable. Instead, accrued interest is added to the outstanding principal amount of the Debentures quarterly. Nevertheless, the Company may elect to pay accrued interest in cash at the time that such interest would otherwise be added to the outstanding principal amount of the Debentures.
*	The principal amount of and accrued interest on the Debentures are due and payable in a single balloon payment on or before May 27, 2021.
*	We are not entitled to prepay the Debentures prior to their maturity.
*	The Debentures are convertible, in whole or in part, into Common Shares at the option of Holder, at any time and from time to time. The conversion price for Debentures having an aggregate original principal amount of $5,887,500 is $0.16, while the conversion price for a Debenture with an original principal amount of $962,500 is $0.20. All conversion prices are subject to certain adjustments that are believed to be customary in transactions of this nature, including so-called “down round” financing adjustments. The Company is subject to certain liabilities and liquidated damages for its failure to honor timely a conversion of the Debentures, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.
*	The holders of the Debentures are entitled to have them redeemed completely or partially upon certain events (such as a change of control transaction involving the Company or the sale of a material portion of the Company’s assets) at a redemption price equal to 120% of the then outstanding principal amount of the Debenture and 100% of accrued and unpaid interest on the outstanding principal amount of this Debenture, plus all liquidated damages and other amounts due thereunder in respect of the Debenture.
*	The Debentures feature negative operating covenants, events of defaults and remedies upon such events of defaults that are believed to be customary in transactions of this nature. One of the remedies upon an event of default is the Debenture holders’ ability to accelerate the maturity of the Debenture such that all amounts owing under the Debenture would become immediately due and payable. The Debenture holders would then be able to resort to the collateral securing the Debentures, if the Company did not pay the amount outstanding, which is likely to be the case.
*	The Debentures are secured by virtually all of the Company’s assets owned directly or indirectly but for the License, which is held by the Company’s Australian subsidiary, Discovery Energy SA Pty Limited (the “Subsidiary”). Moreover, the Company has separately guaranteed the Debentures and has pledged all of its stock in the Subsidiary to secure such guarantee. The essential effect of these security arrangements is that, if the Company defaults on or experiences an event of default with respect to the Debentures, the holders of the Debentures could exercise the rights of a secured creditor, which could result in the partial or total loss of nearly all of the Company’s assets, in which case its business could cease and all or substantially all stockholders’ equity could be lost. For more information about this, see the Risk Factors captioned “THE EXERCISE OF SECURED CREDITOR RIGHTS COULD RESULT IN A SIGNIFICANT OR COMPLETE LOSS” herein.

Each of the Warrants includes the following features:

*	The initial per-share exercise price of the Warrants is $0.20 and is subject to certain adjustments that are generally believed to be customary in transactions of this nature. Subject to certain exceptions, the exercise price of the Warrants involves possible adjustments downward to the price of any common shares or their equivalents sold by the Company during the term of the Warrants for less than the then applicable exercise price of the Warrants. Upon the adjustment of the exercise price, the number of shares issuable upon exercise of the Warrants is proportionately adjusted so the aggregate exercise price of the Warrants remains unchanged.
*	All of the Warrants are currently exercisable and remain so until their expiration date of May 27, 2019 with respect to 13,875,000 warrant shares, February 15, 2020 with respect to 3,750,000 warrant shares, or September 19, 2020 with respect to 1,500,000 warrant shares.
*	The Company is subject to certain liabilities and liquidated damages for failure to honor timely an exercise of the Warrants, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

The largest holder of the Debentures has the right to have elected to the Company’s Board of Directors one nominee, but this holder has not yet exercised the right to nominate or have one director elected.

Moreover, the holders of the Debentures have the right to require the Company to register with the SEC the resale of the common shares into which Debentures can be converted, the common shares that can be acquired upon the exercise of the Warrants and possibly other Common Shares. This preceding right is generally referred to as “demand” registration rights. The Company has the obligation to file a registration statement to effect the registration within certain periods of time, and the obligation to cause such registration statement to become effective within certain other periods of time. It will be liable for stipulated monetary damages if it fails in these obligations. The size of these damages is significant, although they are believed to be customary. Once a registration statement is declared effective, the Company must maintain it as effective and current until such time as the registered common shares are sold or become eligible to be sold pursuant to an exemption under certain circumstances, which it believes will never occur. In addition to the Debenture holders’ “demand” registration rights, the Debenture holders have “piggyback” registration rights whereby they can participate (without a demand) in most registrations that the Company might proposes.

The proceeds from the Debenture placements were generally used to fund the acquisition, processing and interpretation of the Survey data and payment of the Company’s and the Debenture holders’ expenses associated with the placements. A portion of these proceeds were used to retire all of the then outstanding indebtedness (including the amounts owed to Liberty Petroleum for allowing us to be issued the License in its place, and loans made by management), and to acquire a 5.0% overriding royalty interest relating to the Prospect. Funds were also used for payment of general and administrative expenses. In addition to the preceding, a portion of the proceeds was used to pay Rincon Energy, LLC pursuant to a geophysical consulting agreement.

Equity Placements. Subsequent to the start of the Debenture placements, the Company continued certain private capital raising transactions involving the Company’s common shares. Beginning in November 2016 and concluding in August 2018, the Company closed on a series of placements of its common shares in which an aggregate of 6.9 million shares were issued for an aggregate purchase price of $1,380,000.

Available Cash. As of May 6, 2019, the Company had cash of approximately $171,000, and had negative working capital of about $1,460,000. Management believes that the cash on hand, as of the preceding date, will be sufficient to finance general and administrative expenses through August 31, 2019, although no assurance of this can be provided. However, this amount of cash will be insufficient to allow the Company to fulfill work commitment obligations in a timely manner. A plan for financing these obligations is discussed below. Management intends to finance all of the general and administrative expenses beyond available cash on hand by undertaking to raise up to $1.0 million through a private placement of common shares. If successful in raising $1.0 million in the private placement, it is estimated that the related net proceeds will be sufficient to finance general and administrative activities through June 2020. However, no assurance can be given that the amounts will be adequate. Moreover, no assurance can be provided of successfully raising any additional funds for this purpose. Furthermore, as previously stated, the funds from the private placement will not be sufficient to satisfy work commitments for future years in any meaningful way.

Long-Term Capital Needs

The five-year work commitment relating to the License imposes certain obligations on the Company. The work requirements of the first two years, which included geotechnical studies and the Survey, have been completed and reports and certain work materials have been submitted as required by the South Australian government. Going forward, additional funds will be required to meet the seismic and drilling obligations of License Years 3, 4 and 5. Working capital will also be needed to satisfy general and administrative expenses. Between May 2019 and October 2021, it is estimated that the Company will need to raise an additional $23 million to have sufficient capital to meet the remaining work commitments specified in the License and to fund operations. Net revenues produced from successful oil wells could provide some of the funds required to meet these capital needs. However, no assurance can be given that this or any other amount of financing will be obtained or that any oil revenue will be earned.

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

Major Financing Efforts and Other Sources of Capital

The Company’s capital strategy for most of its past four fiscal years has been, and continues to be, to attempt to engage in a single major capital raising transaction to provide sufficient funds to satisfy its capital needs for a number of years to come. While management did not completely abandon this strategy, the Company did shift its emphasis in an effort to try to engage in one or more smaller capital raising transactions to provide sufficient funds to satisfy ongoing and future capital needs. During a two-year period beginning in May 2016, the Company completed a series of placements of its Debentures having an aggregate original principal amount of $6,850,000. The Company’s plan for financing its general and administrative expenses is described in the section captioned “Financing History and Immediate, Short-Term Capital Needs” above. The Company’s plan for financing its work commitments is described in the following paragraph.

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

Finally, to reduce its cash requirements, the Company might attempt to satisfy some of its obligations by issuing shares of its common shares, which would result in dilution in the percentage ownership interests of the Company’s existing stockholders and could result in dilution of the net asset value per share of the Company’s existing stockholders.

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

Known Trends

Management believes that it has discerned the following trends relevant to the Company:

*	Australia’s annual real (2018–19 dollars) earnings from crude and condensate exports are expected to rise from $7.1 billion in 2017–18 to peak at $11.1 billion the following year, but then decline to a projected $7.9 billion in 2023–24.

*	Australia’s crude and condensate production in the December quarter 2018 was up 10% over the same period a year earlier. An increase in condensate output more than offset the ongoing decline in crude output. Condensate production has grown 42% since the December quarter 2017, while crude output fell by 24%, with the result that current condensate output is now double crude oil output.

*	Going forward, growing condensate output is expected to drive Australia’s petroleum production and export earnings. Production is expected to increase at an average annual rate of 3.5% over the outlook period, from an average 286,000 barrels a day in 2017–18 to average 351,000 barrels a day in 2023–24.

*	Australia’s petroleum exploration was $353 million in the December quarter, on a trend basis. On a yearly basis, expenditure in 2018 was the lowest in nominal terms since 2005 and dramatically below the exploration undertaken during the mining investment boom peak.

*	Australia’s refinery production averaged 498,000 barrels a day in calendar year 2018, slightly higher than the 2017 average of 480,000 barrels a day. To meet Australian demand, 60% of refined product was imported from overseas in 2017–18, including around 71% of diesel and 35 per cent of automotive gasoline.

*	Over the outlook period Australian refinery production is expected to vary with scheduled maintenance and to average around 485,000 barrels a day to 2023–24. With domestic production volumes steady over the outlook period, imports are expected to continue to increase to accommodate projected growth in consumption.

*	Despite the efforts of OPEC+, oil production is projected to continue to match the growth rate of consumption on average over the outlook period, rising from 100 million barrels a day in 2018 to 108 million barrels a day in 2024.

*	In December 2018, OPEC+ agreed to voluntary production cuts of 1.2 million crude oil barrels a day for the first half of 2019. By the end of February 2019, OPEC+ total oil (crude oil and other refinery feedstocks such as condensate) production was at 54.8 million barrels a day. This level was lower than October 2018 total oil production levels by 1.7 million barrels a day.

(Sources: BREE - Resources and Energy Quarterly – March, 2019)

Off-Balance Sheet Arrangements

During the year ended February 28, 2019, the Company had no off-balance sheet arrangements.

Item 7A Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The reports of the Company’s independent auditors appear at Page F-1 hereof, and the Company’s financial statements appear at page F-3 through F-16 hereof.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and Rule 15d-15(e) as of the end of the period covered by this Annual Report was completed. Based on this evaluation, the principal executive officer and principal financial officer have determined that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness and an ineffective element of the Company’s financial procedures. Therefore, the principal executive officer and principal financial officer believe that disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that disclosure and controls designed to ensure that information required to be disclosed in Company filings or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. With the recent implementation of a number of revised accounting and financial statement preparation and review processes, the financial controls of the Company have been improved. However, additional improvements in internal controls will be necessary to fully address significant deficiencies and material weaknesses.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) is a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, a system of internal controls over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and process designs can incorporate safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2019. In making its assessment, management used the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the assessment, management noted the following:

*	There are an insufficient number of independent directors.
*	Lack of an independent audit committee.
*	Limited staffing and supervision within the bookkeeping and reporting activities precludes completely segregating duties within the Company’s internal control system. However, this issue was significantly mitigated during the third quarter of fiscal year 2019.

Based on its assessment, management has concluded that the Company had certain control deficiencies described below that constituted material weaknesses in its internal control over financial reporting. As a result, the Company’s internal control over financial reporting was not effective as of February 28, 2019.

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

The Company does not believe the material weakness described above caused any meaningful or significant misreporting of its financial condition and results of operations for the fiscal year ended February 28, 2019. However, management believes that the lack of independent directors, an independent audit committee and complete segregation of accounting duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in the Company’s financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management continued to pursue additional corrective measures to address the material weaknesses described above. In an effort to remediate the identified material weaknesses and other deficiencies and enhance its internal controls, the Company has initiated, or plans to initiate, the following series of measures:

*	The Company will create a position to segregate duties consistent with control objectives and will increase its personnel resources and technical accounting expertise within the accounting function when funds are available to the Company.
*	The Company has retained an outside accountant to prepare its financial statements and ensure that the Company has properly captured and classified transactions.
*	The Company plans to add independent directors and an independent audit committee when funding is available for remuneration to induce persons to serve as such, thereby creating oversight over executive management.

The Company believes the measures described above will remediate the material weakness the Company has identified and strengthen its internal control over financial reporting. The Company is committed to continuing to improve its internal control processes and will continue to diligently and vigorously review its financial reporting controls and procedures. As the Company continues to evaluate and work to improve its internal control over financial reporting, the Company may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

General

The authorized number of our directors is presently fixed at three. Each director serves for a term of one year that expires at the following annual stockholders’ meeting. Each officer serves at the pleasure of the Board of Directors and until a successor has been qualified and appointed.

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Current Management

Our directors and executive officers are as follows:

Name	Age	Positions
Keith D. Spickelmier	57	Chairman of the Board
Keith J. McKenzie	55	Director & Chief Executive Officer
William E. Begley	65	Director, President, Chief Operating Officer & Chief Financial Officer

The following is the background of current directors and executive officers of ours, none of whom is an employee of ours:

Keith D. Spickelmier - Mr. Spickelmier has been a Director and our Chairman of the Board since May 2012. He is the Executive Chairman of Sintana Energy Inc. (SNN: TSX-V), a public company with Hydrocarbon operations in South America. He was a founding partner of Northbrook Energy LLC, which subsequently completed a business combination with Sintana Energy (previously Drift Lake Resources). He was the founder and Chairman of Westside Energy, a company he grew from a start up in May 2002 to sale in 2008. Prior to joining Westside Energy, he was a partner with the law firm Verner, Liipfert, Bernhard, McPherson and Hand. From April 2001 through July 2003, Mr. Spickelmier was of counsel with the law firm Haynes and Boone, LLP. Mr. Spickelmier holds a B.A. from the University of Nebraska at Kearney and a J.D. from the University of Houston.

Keith J. McKenzie - Mr. McKenzie has been a Director and our Chief Executive Officer since January 2012. He has over 29 years of experience working with public companies in the Industrial and Resource sectors. Over the past 19 years in the Oil & Gas sector, Mr. McKenzie has been engaged in various executive, finance, start up, and consulting capacities. He was the CEO of Star Oil Company, a private start up Hydrocarbon Exploration Company he founded, in September 2009 to acquire Hydrocarbon resources in the United States. In 2004, he was a founding principal and later served as the Chief Operating Officer of Paxton Energy, Inc., with responsibility for the company’s development and operations at the Cooke Ranch project located in La Salle County, Texas. Mr. McKenzie has consulted to numerous public and private Oil & Gas, Mining and industrial companies with both domestic and international operations.

William E. Begley - Mr. Begley has been our Chief Financial Officer since January 2012. He assumed the office of President and Chief Operating Officer in August 2018, initially on an interim basis. He has been a Director since May 2012. Mr. Begley has more than 30 years of energy industry and finance experience, beginning his career with British Petroleum (“BP”). He’s held senior positions in energy banking including Solomon, Inc. and was recently President of Stone & Webster Management Consulting, specializing in the design and development of major energy projects. As a leading energy advisor in Australia, Mr. Begley was instrumental in the development of the liberalized natural gas markets in Australia and Victoria specifically, with Gas & Fuel Victoria, and in the development of VENCorp, the natural gas trading and scheduling exchange in Australia. Mr. Begley also has a strong background in leading major capital energy projects including LNG, Methanol, and related petro-chemical and gas monetization projects, which will complement ongoing Company initiatives. In addition, he has also been involved in over $100 billion in energy related mergers and acquisitions, initially with Solomon, Inc. and more recently on an independent basis through WEBGruppe GmbH. Mr. Begley recently served as Chief Financial Officer and Treasurer for Magellan Petroleum Corporation. His graduate JD/MBA studies are in international business and energy law. Mr. Begley graduated in 1976 with a B.A. from St. Michaels’ College in Vermont.

Qualifications of Directors

A description of the specific experience, qualifications, attributes, or skills that led to the conclusion that each of the incumbent directors listed above should serve as one of our directors is presented below.

Keith D. Spickelmier – Since 2004, Mr. Spickelmier has served as Chairman of two publicly traded Hydrocarbon exploration and production companies, one of which he continues to serve as such. Moreover, he has an extensive transactional, legal and regulatory compliance background, which augments his actual experience as a Chairman. As a result, we believe that Mr. Spickelmier is amply qualified to serve as one of our directors.

Keith J. McKenzie – Mr. McKenzie has extensive experience with Hydrocarbon exploration and production companies, and with publicly traded companies in a variety of capacities, including as an executive officer and a consultant. He is extremely knowledgeable about transactional matters involving Hydrocarbon exploration and production companies, and the regulatory compliance relating to publicly traded companies. As a result, we believe that Mr. McKenzie is amply qualified to serve as one of our directors.

William E. Begley – Mr. Begley has extensive experience with Hydrocarbon exploration and production companies, and with a number of publicly traded companies. His extensive experience with Hydrocarbon matters in Australian and other international activities is particularly significant to us. Moreover, Mr. Begley has an extensive background in finance, including recent service as the Chief Financial Officer of a junior, publicly traded Hydrocarbon exploration and production company. Furthermore, he has extensive experience with merger and acquisition transactions. As a result, we believe that Mr. Begley is amply qualified to serve as one of our directors.

Board Leadership Structure and Role in Risk Oversight

In early May 2012, our Board of Directors elected Keith D. Spickelmier as the Chairman of the Board. Initially, Mr. Spickelmier did act in an executive capacity. During the remainder of fiscal 2013, Mr. Spickelmier emerged as a driving force behind our company’s business, and he is now serving as our executive chairman. In such capacity, Mr. Spickelmier will continue to have typical board chair duties, such as serving as a liaison between the other board members and management, reviewing and approving materials to be presented to the board, working with management and other directors to develop agendas for board meetings, helping build consensus on proposed board actions, and serving as the chair of board and stockholder meetings. However, as executive chairman, Mr. Spickelmier’s duties will be broader, and he will continue to have an active role in developing and implementing business strategy, and he is expected to continue to provide hand on assistance in our high-level pursuits, especially pertaining to financing and other extraordinary corporate transactions.

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

The Board of Directors is legally responsible for managing our business and affairs, including the oversight of risks that could affect us. The full Board has not delegated the oversight of risks to any committees. Because of its current size and composition, the Board is not able to have executive sessions during which executive management is not present and management’s performance can be discussed and evaluated openly by independent Directors. The Board believes that, as it adds independent directors in the future, it will adopt the practice of holding executive sessions. However, the timing of the expansion of the Board to include independent directors is currently uncertain.

Committees and Director Selection

Until the change in our business focus in January 2012, we had been a “shell company” as defined in the Rule 405 of the Securities Act of 1933, as amended, and Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, we did not need and did not implement extensive corporate governance procedures. Our current management intends to adopt such procedures in due course whenever funds are available therefor.

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

Our full Board of Directors now serves as the Audit Committee, which consists of our three directors. Our Board of Directors has determined that each of Keith D. Spickelmier and William E. Begley qualifies as an “audit committee financial expert,” as such term is defined by rules of the U.S. Securities and Exchange Commission. Neither of Messrs. Spickelmier or Begley is “independent,” as is discussed below.

Because we do not have a standing nominating committee, our full Board of Directors is responsible for identifying new candidates for nomination to the Board. We have not adopted a policy that permits stockholders to recommend candidates for election as directors or a process for stockholders to send communications to the Board of Directors. Our Board of Directors believes that its decision not to establish the preceding policy and process has been appropriate due to our prior status as a “shell company” and our limited operational activities to date. The Board of Directors expects to establish such a policy and such a process whenever it believes that doing so would benefit us.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires that our officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the U.S. Securities and Exchange Commission and furnish us with copies of all such Section 16(a) forms. To the best of our knowledge based solely on information available to us, no person required to file such reports failed to file any such reports or filed any such reports late, except that Steven Webster was late in filing a single Form 4 respecting the acquisition of 2,740,583 common shares and Keith D. Spickelmier was late in filing a single Form 4 respecting the sale of 50,000 common shares.

Item 11. Executive Compensation.

The following table sets forth the compensation we paid during the fiscal years ended February 28, 2019 and 2018 to our chief executive officer and other officers whose total compensation exceeded $100,000. The executive officers listed in the table below are referred to as the “Named Executive Officers.”

Summary Compensation Table

Name and principal position	Year	Bonus ($)	All other Compensation ($) (1)	Total ($)
Keith D. Spickelmier,	2019	$30,000	$75,000	$105,000
Chairman of the Board	2018	-	$175,000	$175,000

Keith J. McKenzie,	2019	$5,000	$66,000	$71,000
Chief Executive Officer	2018	-	$59,900	$59,900

(1)	All of this compensation was received pursuant to consulting agreements discussed in the section captioned “Compensation Agreements with Key Personnel” below.

Compensation Agreements with Key Personnel

On November 1, 2017, we entered into a formal written consulting agreement (the “Spickelmier Agreement”) with Keith D. Spickelmier, the Chairman of our Board of Directors. The Spickelmier Agreement was made effective, retroactively, to March 1, 2017 to cover services that Mr. Spickelmier was providing at that time and would be providing thereafter. Per the Spickelmier Agreement, Mr. Spickelmier provided consulting services relating to our business with respect to which he has expertise, as from time to time were requested by our chief executive officer. The Spickelmier Agreement had a two-year term, commencing on March 1, 2017 and ending on February 28, 2019. For Mr. Spickelmier’s provision of services, the Spickelmier Agreement originally required us to pay to Mr. Spickelmier $125,000 for our fiscal commencing on March 1, 2017 and ending on February 28, 2018 and another $125,000 for our fiscal commencing on March 1, 2018 and ending on February 28, 2019. However the Spickelmier Agreement was amended to increase the payment for the 2019 fiscal year from $125,000 to $160,000. As of the date of the Report, Mr. Spickelmier has agreed that the Company’s obligation to pay this additional amount is suspended for the time being. The timing of these payments was subject to the reasonable agreement of the parties, barring which each such payment would be made on the last day of the related fiscal year. In fiscal 2018, we elected pay to Mr. Spickelmier $50,000 of the amount that we were obligated to pay to him in fiscal 2019. Accordingly, we paid to Mr. Spickelmier in fiscal 2018 a total of $175,000 per the Spickelmier Agreement. The Spickelmier Agreement contained other terms, provisions and conditions believed to be customary.

Furthermore, during fiscal 2018, we entered into an informal verbal consulting agreement with an affiliated entity owned by Keith J. McKenzie, a Director and our Chief Executive Officer. This consulting agreement was intended to compensate Mr. McKenzie for certain services that he provided to us that would ordinarily be required to manage a start-up company. This consulting agreement has an indefinite term, and thus should be subject to termination by either party at any time and for any reason. Initially, the operation of this consulting agreement was one of “fee for service,” whereby we paid consulting fees in varying amounts depending on the type and amount of services provided. Since September 2018, we have been paying a set monthly fee of $5,000. However, the payment scheme under this consulting agreement could change in the future.

Other Compensation Matters

We have not adopted any retirement, pension, profit sharing, or insurance programs or other similar programs for the benefit of our management or employees. We have adopted an equity incentive plan in which our management or employees could participate. In the first quarter of fiscal 2020, pursuant to this equity incentive plan, we made awards of an aggregate of 3.3 million unrestricted shares to a total of five Company or Subsidiary officers, having an aggregate determined value of $330,000.

Notwithstanding the above, we expect to enter into additional formal written consulting agreements with members of our management (in addition to those discussed above) at some time in the near future. The terms of these agreements are uncertain at this time. Although negotiations surrounding such agreements will not necessarily be at arms-length, the terms of these agreements (once they are completed) are expected to be fair to us. We expect that the remuneration provided for by these agreements will actually be below market levels until we achieve a sufficient level of financial stability, after which time such remuneration may be increased to market levels. We do not expect to pay cash remuneration until we achieve a sufficient level of financial stability, but we may issue common shares to satisfy contractual remuneration obligations. We expect that all remuneration that we may pay to management will be subject to any and all restrictions on remuneration imposed by investors providing funds to us.

Director Compensation

Since we adopted our current business plan in 2012, we have not paid any compensation to any director for his services to us as such, although we have paid fees to certain of our directors for providing consulting services to us. We have not established standard compensation arrangements for our directors, and the compensation, if any, payable in the future to each individual for his or her service on our Board will be determined (for the foreseeable future) from time to time by the Board of Directors based upon the amount of time expended by each of the directors on our behalf.

Expense Reimbursement

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The table set forth below contains certain information as of May 10, 2019 concerning the beneficial ownership of common shares (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding common shares; (ii) by each director and executive officer; and (iii) by all directors and executive officers as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of May 10, 2019 are treated as outstanding only for determination of the number and percent owned by such group or person. The address for all persons listed in the table is One Riverway Drive, Suite 1700, Houston, Texas 77056.

	Beneficial Ownership (1)
Name of Beneficial Owner	Number	Percent
5% non-management stockholders:
DEC Funding LLC (2)	58,281,954	27.72%
Steven Webster (3)	63,622,537	30.26%

Directors and executive officers:
Keith D. Spickelmier	49,500,000	32.58%
Keith J. McKenzie	36,430,460	23.98%
William E. Begley	11,357,106	7.47%
All directors and executive officers as a group (three persons)	97,287,566	64.03%

(1)	Includes shares beneficially owned pursuant to options, warrants and convertible securities exercisable or convertible within 60 days.
(2)	Includes 39,156,954 shares that may be acquired upon the conversion of currently outstanding Debentures and the Payment In Kind (PIK) interest earned thereupon, and 19,125,000 shares that may be acquired upon the exercise of currently exercisable warrants. Steven Webster is a manager of DEC Funding LLC (“DECF”). In such capacity, Mr. Webster has shared voting and shared dispositive power of the shares included in the table, and as a result, he may be deemed to beneficially own these shares. Consequently, all of these shares are also included in the table for Mr. Webster. The address for DECF is 3200 Southwest Fwy, Suite 1490, Houston, Texas 77027. The information contained in this footnote is based on information known to us and other information contained in certain filings made by DECF with the U.S. Securities and Exchange Commission indicating that DECF owns no shares of which we are not aware.
(3)	Includes 5,340,583 shares owned outright with respect to which Mr. Webster has sole voting and sole dispositive power. Also includes the 58,281,954 included in the table for DECF because (as a manager of DECF) Mr. Webster may be deemed to beneficially own these shares. The address for Mr. Webster is 3200 Southwest Fwy, Suite 1490, Houston, Texas 77027. The information contained in this footnote is based on information known to us and other information contained in certain filings made by Mr. Webster with the U.S. Securities and Exchange Commission indicating that Mr. Webster owns no shares of which we are not aware.

Potential Change in Control Situation

The Company believes that its outstanding Debentures have created a situation, whereby, a change in control of the Company in favor of the largest holder of the Debentures (the “Largest Debenture Holder”) could (but would not necessarily) occur under the following circumstances:

*	the Largest Debenture Holder fully converts all of its Debentures, and the Largest Debenture Holder fully exercises all of the Warrants that have been issued in its favor; and

*	The Company does not issue a significant number of equity securities prior to the two preceding events.

Under the circumstance listed above and assuming that the Company does not elect to pay any interest on any Debentures in cash, but allow all such interest to be added to principal, an aggregate of 65,586,759 of its common shares would be issued to the Largest Debenture Holder, representing approximately 30.15% of the Company’s outstanding common shares after the issuance based on the number of shares currently outstanding and assuming the Largest Debenture Holder acquires no additional common shares of the Company. An affiliate of the Largest Debenture Holder also owns 5,340,583 of the Company’s common shares. Combining these shares with those that the Largest Debenture Holder may acquire per the conversion of its Debentures and the exercise of its Warrants, the Largest Debenture Holder and such affiliate would own approximately 32.61% of the outstanding Common Shares after the Largest Debenture Holder fully converts of all of its Debentures and fully exercises all of its Warrants. In such event, the Largest Debenture Holder would become the Company’s largest stockholder, assuming no significant purchases of its common shares by other persons. This development in itself will not give control of the Company to the Largest Debenture Holder, as the current members of management collectively own a significantly greater number of shares than this. However, this number of common shares would allow the Largest Debenture Holder to have substantial sway with respect to the Company’s affairs and would give to the Largest Debenture Holder shared control of the Company if the Largest Debenture Holder and one or more large stockholders were to agree to act as a group. Whether or not this would ever occur cannot be known at this time.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional audit services performed by GBH CPAs, PC, which combined its practice with Marcum, LLP effective July 1, 2018, and Marcum LLP for the audit of our annual financial statements for the fiscal years ended February 28, 2019 and 2018:

	Year Ended
	Last Day of February
	2019	2018
Audit Fees (1)	$45,800	$38,500
Audit-Related Fees	N/A	N/A
Tax Fees	N/A	N/A
All Other Fees	N/A	N/A

(1)	Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-Q.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	The following Financial Statements are filed as part of this Report.

(a)(3)	The following Exhibits are filed as part of this Report.

Exhibit No.	Description

3.1	First Amended and Restated Articles of Incorporation are incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on May 11, 2012, Exhibit 3.1.
3.2	By-laws are incorporated herein by reference to our Registration Statement on Form S-1 (SEC File No. 333-152324) filed with the SEC on July 14, 2008, Exhibit 3.2.
4.1	Specimen stock certificate is incorporated herein by reference to Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on May 11, 2012, Exhibit 3.2.
10.1	Novation Deed dated May 15, 2012 by and between Liberty Petroleum Corporation and Registrant in respect of Option to Purchase and Sale and Purchase Agreement dated January 31, 2012 is incorporated herein by reference to our Annual Report on Form 10-K for fiscal 2012 (SEC File No. 000-53520) filed with the SEC on June 12, 2012 Exhibit 10.7
10.2	Deed (Pursuant to Section 31 of the Native Title Act 1993) among (a) Honorable Tom Koutstantonis, Minister for Mineral Resources and Energy, for and on behalf of the State of South Australia, (b) Discovery Energy SA Ltd, (c) Edward Lander, Rhonda Gepp-Kennedy, one signatory whose name was withheld for cultural reasons, Sylvia Stuart, Irene Kemp and David Mungerannie, for and on behalf of the Dieri Native Title Holders, and (d) the Dieri Aboriginal Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on September 7, 2012, Exhibit 10.1
10.3	Securities Purchase Agreement dated May 27, 2016 between us and DEC Funding LLC (“Original Investor”) is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.01
10.4	Form of Debenture dated May 27, 2016 and executed by us in favor of Original is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.02
10.5	Form of Warrant Agreement dated May 27, 2016 and executed by us in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.03
10.6	Security Agreement dated May 27, 2016 and executed by us in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.04
10.7	Australian Specific Security Agreement (Shares) dated May 27, 2016 and executed by us in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.05

10.8	Australian General Security Agreement dated May 27, 2016 and executed by Discovery Energy SA Limited in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.06
10.9	Australian Deed of Guarantee and Indemnity dated May 27, 2016 and executed by Discovery Energy SA Limited in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.07
10.10	Registration Rights Agreement dated May 27, 2016 and executed by us in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.08
10.11	First Amendment to Securities Purchase Agreement among us, Original Investor and Texican Energy Corporation (“New Investor”) is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.01
10.12	Form of Debenture executed by us in favor of Original Investor and the New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.02
10.13	Form of Warrant Agreement dated August 16, 2016 and executed by us in favor of Original Investor and the New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.03
10.14	Australian Specific Security Agreement (Shares) dated August 16, 2016 and executed by us in favor of Original Investor and the New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.04
10.15	Australian Security Agreement dated August 16, 2016 and executed by us in favor of Original Investor and the New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.05
10.16	Australian Deed of Guarantee and Indemnity dated August 16, 2016 and executed by Discovery Energy SA Limited in favor of New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.06
10.17	Form of Debenture executed by us in favor of New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on January 5, 2017, Exhibit 10.01
10.18	Second Amendment to Securities Purchase Agreement among us, Original Investor and New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on February 17, 2017, Exhibit 10.01
10.19	Seismic Services Agreement between Discovery Energy SA Pty Ltd and Terrex Pty Ltd. is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on July 21, 2016, Exhibit 10.01
10.20	Third Amendment to Securities Purchase Agreement, Amendment to Debentures and Affirmation of Security Documents among us, Discovery Energy SA Pty Ltd, Original Investor and New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on September 25, 2017, Exhibit 10.01
10.21	First Amendment to Senior Secured Convertible Debenture – filed herewith.
10.22	Consulting Agreement between us and Keith D. Spickelmier is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on November 3, 2017, Exhibit 10.01
10.23	First Amendment to Consulting Agreement between us and Keith D. Spickelmier is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on July 9, 2018, Exhibit 10.01
14.1	Code of Ethics is incorporated herein by reference to our Registration Statement on Form S-1 (SEC File No. 333-152324) filed with the SEC on July 14, 2008, Exhibit 14.1.
21.1	Subsidiaries – filed herewith.
31.01	Sarbanes Oxley Section 302 Certifications - filed herewith.
31.02	Sarbanes Oxley Section 302 Certifications - filed herewith.
32.01	Sarbanes Oxley Section 906 Certifications - filed herewith.
99.1	Our 2012 Equity Incentive Plan (filed as Exhibit 4.1 to our Registration Statement on Form S-8 (SEC File No. 333-183025) filed August 2, 2012).
101.INS	XBRL Instance Document – filed herewith.
101.SCH	XBRL Taxonomy Extension Schema – filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase – filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase – filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase – filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase – filed herewith.

Item 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Discovery Energy Corp.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Discovery Energy Corp. (the “Company”) as of February 28, 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019, and the results of its operations and comprehensive income (loss) and its cash flows for the year ended February 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3 to the consolidated financial statements, the Company had not generated any revenues and had an accumulated loss since inception, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company's auditor since 2016.

Houston, Texas

May 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Discovery Energy Corp.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Discovery Energy Corp. (the "Company") as of February 28, 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018, and the results of its operations and comprehensive income (loss) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Other Matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had not generated any revenues and had an accumulated loss since inception, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

We served as the Company's auditor from 2016 to 2018.

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

June 7, 2018

Item 1. Financial Statements.

Discovery Energy Corp.

Consolidated Balance Sheets

	February 28, 2019	February 28, 2018
Assets
Current Assets
Cash	$405,908	$261,141
Prepaid expenses	23,246	90,722
Tax receivable	1,311	1,537
Total Current Assets	430,465	353,400
Oil and gas property – not subject to amortization (successful efforts method)	2,883,915	2,883,915
Other assets	35,730	38,960
Total Assets	$3,350,110	$3,276,275

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$1,409,658	$813,738
Accounts payable – related parties, net	149,190	30,476
Total Current Liabilities	1,558,848	481,203

Derivative liabilities	-	15,526,457
Convertible debentures payable, net of debt discount	3,182,027	1,754,305
Total Liabilities	4,740,875	18,124,976

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock – 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock – 500,000,000 shares authorized, $0.001 par value – 148,240,396 and 143,040,396 shares issued and outstanding, respectively	148,240	143,040
Additional paid-in capital	18,059,682	4,520,275
Accumulated other comprehensive income	76,205	4,756
Accumulated deficit	(19,674,892)	(19,516,772)
Total Shareholders’ Deficit	(1,390,765)	(14,848,701)
Total Liabilities and Shareholders’ Deficit	$3,350,110	$3,276,275

The accompanying notes are an integral part of these consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended February 28, 2019 and 2018

	Year Ended	Year Ended
	February 28, 2019	February 28, 2018
Operating Expenses
General and administrative	$1,248,775	$931,915
Exploration costs	264,847	488,171
Total operating expenses	1,513,622	1,420,086

Operating loss	(1,513,622)	(1,420,086)

Other Income (Expense)
Interest expense	(2,344,975)	(2,150,825)
Change in fair value of derivative liabilities	-	(5,614,689)
Miscellaneous income	70,681	3,006
Gain on foreign currency transactions	2,284	3,639

Other income (expense)	(2,272,010)	(7,758,869)

Net loss	$(3,785,632)	$(9,178,955)

Loss per common share – basic and diluted	$(0.03)	$(0.06)
Weighted average number of common shares outstanding – basic and diluted	145,861,218	142,230,807

Comprehensive Income (Loss)
Net loss	$(3,785,632)	$(9,178,955)
Other comprehensive income (loss) – gain (loss) on foreign currency translation	71,449	93,766
Total comprehensive loss	$(3,714,183)	$(9,085,189)

The accompanying notes are an integral part of these consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Shareholders’ Deficit

For the Years Ended February 28, 2019 and 2018

	Common Stock		Additional		Accumulated Other	Total Shareholders’
	Number	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Equity (Deficit)
Balance, February 28, 2017	141,665,396	$141,665	$4,246,650	$(10,337,817)	$(89,010)	$(6,038,512)
Common stock issued for cash	1,375,000	1,375	273,625	-	-	275,000
Net loss for the year	-	-	-	(9,178,955)	-	(9,178,955)
Gain on foreign currency translation	-	-	-	-	93,766	93,766

Balance, February 28, 2018	143,040,396	$143,040	$4,520,275	$(19,516,772)	$4,756	$(14,848,701)
Modified retroactive adjustment for derivative liability	-	-	12,544,607	3,627,512	-	16,172,119
Common stock issued for cash, net	5,200,000	5,200	994,800	-	-	1,000,000
Net loss for the year	-	-	-	(3,785,632)	-	(3,785,632)
Gain on foreign currency translation	-	-	-	-	71,449	71,449

Balance, February 28, 2019	148,240,396	$148,240	$18,059,682	$(19,674,892)	$76,205	$(1,390,765)

The accompanying notes are an integral part of these consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Cash Flows

For the Years Ended February 28, 2019 and 2018

	Year Ended	Year Ended
	February 28, 2019	February 28, 2018
Cash flows from operating activities
Net loss	$(3,785,632)	$(9,178,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,427,722	1,114,816
Change in fair value of derivative liabilities	-	5,614,689
Interest expense related to derivative liabilities in excess of debt	295,662	510,702
Foreign currency transaction (gain) loss	2,284	(3,639)
Changes in operating assets and liabilities:
Prepaid expenses	67,476	(71,939)
Tax receivable	226	6,822
Accounts payable and accrued liabilities	596,866	475,602
Accounts payable – related party, net	118,714	(109,472
Net cash used in operating activities	(1,276,682)	(1,641,374)

Cash flows from investing activities
Cash paid for royalty interest in unproved oil and gas properties	-	(262,500)
Net cash flows used in investing activities	-	(262,500)

Cash flows from financing activities
Proceeds from issuance of convertible debentures	350,000	1,262,500
Proceeds from sales of common stock	1,000,000	275,000
Net cash flows provided by financing activities	1,350,000	1,537,500

Effect of foreign currency translation on cash	71,449	93,766

Change in cash during the year	144,767	(272,608)

Cash, beginning of the year	261,141	533,749

Cash, end of the year	$405,908	$261,141

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash investing and financing activities:
Modified retroactive adjustment for derivative liability	$16,172,119	$-
Fair value of new derivative liabilities	$-	$1,690,633

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation. At February 28, 2019, approximately $156,000 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

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

Fair Value Considerations

Historically, the Company followed Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” as amended by FASB Financial Staff Position (“FSP”) No. 157 and related guidance. These provisions relate to the Company’s financial assets and liabilities carried at fair value and the fair value disclosures related to financial assets and liabilities. ASC 820 defines fair value, expands related disclosure requirements, and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, assuming the transaction occurs in the principal or most advantageous market for that asset or liability.

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

In accordance with ASC 815-40-25 and ASC 815-10-15 “Derivatives and Hedging” and ASC 480-10-25 “Liabilities-Distinguishing Liabilities from Equity”, the embedded derivative associated with the convertible note payable and warrant were accounted for as liabilities during the term of the related note payable and warrant as of February 28, 2018.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of March 1, 2018.

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

For the years ended February 28, 2019 and February 28, 2018, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

	Year Ended	Year Ended
Common Shares Issuable for:	February 28, 2019	February 28, 2018
Convertible debt	50,042,556	44,509,560
Stock warrants	19,125,000	19,125,000
	69,167,556	63,634,560

Comprehensive Income (Loss)

The Company recognizes currency translation adjustments as a component of comprehensive income (loss).

Recent Accounting Pronouncements

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (Topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (Topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which would be adopted for interim and annual reporting periods beginning after December 15, 2017. The Company has evaluated the adoption of the standard and, due to the nature of the Company’s oil and gas revenue agreements, there was no impact from the adoption of the standard on its consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The Company adopted the guidance as of March 1, 2018.

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

As of February 28, 2019, the Company had not generated any revenues and had an accumulated loss of $19,674,892 since inception. These factors raise substantial doubts regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Additional convertible debenture sales and common stock sales completed during the years ended February 28, 2018 and 2019 are as follows:

●	On March 31, 2017, the Company sold a Senior Secured Convertible Debenture due May 27, 2021 with an original principal amount of $200,000. This new debenture bears an interest rate of 8% per annum and a conversion price of $0.20 per common share.

●	On July 5, 2017, the Company sold two Senior Secured Convertible Debentures due May 27, 2021, one in the original principal amount of $137,500 and the other in the original principal amount of $150,000 with conversion prices of $0.20 and $0.16 per common share, respectively. Each of these two additional debentures bears an interest rate of 8% per annum.

●	On September 19, 2017, the Company issued two Senior Secured Convertible Debentures due May 27, 2021 with original principal amounts of $400,000 and $100,000, respectively. Each of these two additional debentures bears an interest rate of 8% per annum and a conversion price of $0.16 per common share. Also on September 19, 2017, warrants to purchase 1,500,000 shares of the Company’s common stock were issued to the purchaser of the $400,000 debenture, with an exercise price of $0.20 per common share.

●	On October 10, 2017, the Company issued a Senior Secured Convertible Debenture due May 27, 2021 with an original principal amount of $137,500. This additional debenture bears an interest rate of 8% per annum and a conversion price of $0.20 per common share.

●	On January 3, 2018, the Company issued a Senior Secured Convertible Debenture due May 27, 2021 with an original principal amount of $137,500. This additional debenture bears an interest rate of 8% per annum and a conversion price of $0.20 per common share.

●	On September 26, 2017, the Company sold 1,250,000 shares of common stock, at a price of $0.20 per common share, to a private investor in exchange for gross proceeds of $250,000 pursuant to a private placement.

●	On November 30, 2017, the Company sold 125,000 shares of common stock, at a price of $0.20 per common share, to a private investor in exchange for gross proceeds of $25,000 pursuant to a private placement.

●	On April 2, 2018, the Company issued a Senior Secured Convertible Debenture due May 27, 2021 with an original principal amount of $137,500. This new Debenture bears an interest rate of 8% per annum and a conversion price of $0.20 per common share.

●	On May 16, 2018, the Company issued a Senior Secured Convertible Debenture due May 27, 2021 with an original principal amount of $212,500. This new Debenture bears an interest rate of 8% per annum and a conversion price of $0.20 per common share.

●	On August 15, 2018, the Company sold 5,200,000 shares of common stock, at a price of $0.20 per common share, to private investors in exchange for gross proceeds of $1,040,000 pursuant to private placements, net of associated costs of $40,000.

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

On June 22, 2016, the Company terminated the February 2016 License suspension in preparation for a 3D seismic survey (the “Survey”) that was comprised of approximately 69 sq. miles (179 sq. km.) on the southwest portion of the Prospect. After archaeological and environmental reviews of the survey area, fieldwork by the seismic contractor began on July 26, 2016. The Survey and field work were completed on October 30, 2016 and the License was suspended again on November 1, 2016.

In July 2017, the License suspension was lifted in order to conduct a Work Area Clearance Survey (“WAC”) of several potential drill sites located in the southern portion of the License. After completing the Survey, the Company requested and received three additional six-month suspensions, one in July 2017, one in June 2018 and one in February 2019 resulting in a new expiration date of October 28, 2021.

As a result of the activities, modifications and suspensions described above, the remaining work commitments are now as follows:

*	Year 3 ending October 28, 2019 - Acquire additional 2D seismic data totaling at least 62 miles (100 km.) and acquire 3D seismic data totaling at least 77 sq. miles (200 sq. km.), and drill two wells.
*	Year 4 ending October 28, 2020 - Acquire additional 3D seismic data totaling at least 77 sq. miles (200 sq. km.) and drill two wells.
*	Year 5 ending October 28, 2021 - Drill three wells.

In four transactions, the Company acquired portions of the royalty interest associated with the PEL 512 License so that the Company now owns an aggregate 5.0% royalty interest, while the previous holders of the original 7.0% royalty interest continue to hold a 2.0% royalty interest.

5. Related Party Transactions

As of February 28, 2019 and 2018, the Company owed $149,190 and $30,476, respectively, to certain Company directors for reimbursement of expenses paid on behalf of the Company.

On November 1, 2017, but effective as of March 1, 2017, the Company entered into a consulting agreement with Keith Spickelmier, the Company’s Chairman of the Board, to provide certain consulting services to the Company. Under the terms of this agreement, the Company paid a consulting fee for fiscal year 2018 of $125,000 and prepaid $50,000 against the Company’s obligation of the $125,000 fee due in fiscal 2019. The remaining $75,000 balance was paid in fiscal 2019.

During fiscal 2019, the Company entered into an informal verbal consulting agreement with an affiliated entity owned by Keith McKenzie, the Company’s Chief Executive Officer. Initially, varying amounts of consulting fees were paid depending on the type and amount of services provided. Since September 2018, a set monthly fee of $5,000 has been paid.

On January 8, 2019, the Company paid bonuses to the Chairman of the Board and the officers as follows:

Keith Spickelmier, Chairman of the Board	$30,000
Keith McKenzie, Chief Executive Officer	$5,000
William Begley, President, Chief Operating Officer and Chief Financial Officer	$15,000
Sean Austin, Treasurer and Secretary	$5,000

6. Convertible Debentures Payable

From May 27, 2016 through February 28, 2019, the Company issued nine rounds (I thru XI) of senior secured convertible debentures, the proceeds of which have funded the initial 3D seismic survey with respect to the Prospect, the interpretation of seismic data acquired, expenses associated with the seismic survey, costs associated with the debenture issuances, and general and administrative expenses. The debentures are secured by virtually all of the Company’s assets owned, directly or indirectly, but for the License. As discussed elsewhere, the Company may in the future sell additional senior secured convertible debentures having the same terms as those currently outstanding. The table below provides a summary of the senior secured convertible debentures issued through February 28, 2018 and related debt discount and amortization details.

Round	Issue Date	Maturity Date	Interest Rate	Conversion Price	Principal Amount	Debt Discount	Debentures, net of Debt Discount
Outstanding as of February 28, 2018:
I	May 27, 2016	May 27, 2021	8%	$0.16	$3,500,000	$3,500,000
II	Aug 16, 2016	May 27, 2021	8%	$0.16	200,000	199,999
	Aug 16, 2016	May 27, 2021	8%	$0.16	250,000	250,000
III	Dec 30, 2016	May 27, 2021	8%	$0.16	287,500	237,587
IV	Feb 15, 2017	May 27, 2021	8%	$0.16	1,000,000	1,000,000
V	Mar 31,2017	May 27, 2021	8%	$0.20	200,000	200,000
VI	Jul 5, 2017	May 27, 2021	8%	$0.20	137,500	137,500
	Jul 5, 2017	May 27, 2021	8%	$0.16	150,000	150,000
VII	Sept 19, 2017	May 27, 2021	8%	$0.16	400,000	400,000
	Sept 19, 2017	May 27, 2021	8%	$0.16	100,000	82,125
VIII	Oct 10, 2017	May 27, 2021	8%	$0.20	137,500	72,806
IX	Jan 3, 2018	May 27, 2021	8%	$0.20	137,500	137,500
Amortized discount as of February 28, 2018						(1,621,822)
Balance as of February 28, 2018					6,500,000	4,745,695	$1,754,305
Activity for the year ended February 28, 2019:
X	April 2, 2018	May 27, 2021	8%	$0.20	137,500	137,500
XI	May 16, 2018	May 27, 2021	8%	$0.20	212,500	212,500
Amortization of discount for the year ended February 28, 2019						(1,427,722)
Balance as of February 28, 2019					$6,850,000	$3,667,973	$3,182,027

The Company recognized $1,427,722 and $1,114,816 of debt discount amortization during the years ended February 28, 2019 and 2018, respectively.

7. Derivative Liabilities

Historically, the Company accounted for certain instruments as derivative instruments in accordance with FASB ASC 815-40, Derivative and Hedging – Contracts in Entity’s Own Equity. This was due to the debentures and related warrants issued by the Company containing a price-reset provision. . The Company measured its derivative liability at fair value and recognized the derivative value as a current liability and recorded the derivative value on its consolidated balance sheet. Changes in the fair values of the derivative were recognized as earnings or losses in the current period in other income (expenses) on the consolidated statement of operations and other comprehensive income (loss). The Company recorded a loss on the change in the estimate fair value of the debentures and warrants of $5,614,689 for the year ended February 28, 2018.

As of March 1, 2018, the Company early adopted ASU 2017-11, which revised the guidance for instruments with price-reset provisions. As such, the Company treats outstanding warrants as free-standing equity-linked instruments that are recorded to equity in the consolidated balance sheet as of March 1, 2018.

The impact of the adoption was as follows:

Derivative liabilities	$(16,172,119)

Additional paid-in capital	12,544,607
Accumulated deficit	3,627,512
Total stockholders’ deficit	$16,172,119

The changes in fair values of the derivative liabilities related to the debentures and warrants for the years ended February 28, 2019 and 2018 are summarized as follows:

	# of Shares Subject to Warrants and Debentures	Fair Value
Balance, February 28, 2017	51,505,521	$8,221,135
Issuances	8,075,000	1,690,633
Changes	3,486,096	5,614,689
Balance, February 28, 2018	63,066,617	$15,526,457
Issuances	1,750,000	645,662
Changes	3,716,314	(16,172,119)
Balance, February 28, 2019	68,532,931	$-

The fair value of derivative liability related to the price-reset provision contained within the debentures and warrants as of February 28, 2018 was estimated on the transaction dates and balance sheet dates under the following assumptions:

Market value of common stock on measurement date	$0.35
Adjusted exercise price	$0.16 - 0.20
Risk free interest rate	2.10% - 2.43%
Debenture/warrant lives in years	1.24 - 3.24 years
Expected volatility	83.02% - 100.06%
Expected dividend yield	-
Probability of stock offering in any period over 5 years	100%
Offering price	$0.20

For the years ended February 28, 2019 and 2018, the Company recognized net gain (loss) on the change in fair value of derivative liabilities of $-0- and ($5,614,689), respectively.

8. Income Taxes

On December 22, 2017, new federal tax reform legislation was enacted in the United States (the “2017 Tax Act”), resulting in significant changes from previous tax law. The 2017 Tax Act reduces the federal corporate income tax rate to 21% from 34% effective January 1, 2018. The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of the Company’s deferred tax assets of $31,406 and a corresponding reduction in the valuation allowance. The following table reconciles the U.S. federal statutory income tax rate in effect for the years ended February 28, 2019 and 2018, and the Company’s effective tax rate:

	Year Ended February 28, 2019	Year Ended February 28, 2018
U.S. federal statutory income tax	(745,430)	(2,870,964)
Meals & Entertainment	18,958	6,932
True-up of Prior Year Permanent Items	7,140	-
FV of Derivative on Issuance	-	553,462
Change in FV of Derivative		1,838,080
Change in the Effective Rates		31,046
Change in Valuation Allowance	719,332	441,084
Effective income tax rate	-	-

The significant components of deferred income tax assets and (liabilities) at February 28, 2019 and 2018 are as follows:

	February 28, 2019	February 28, 2018

Capitalized Geological/Geophysical & Other Intangibles	$56,956	$77,332
Debt Discount & Related Amortization	(454,481)	(801,622)
Federal Net Operating Loss	1,174,730	782,163
Less: Valuation Allowance	(777,205)	(57,873)
Net Deferred Tax Asset	$-	$-

The amount taken into income as deferred income tax assets must reflect that portion that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against net deferred tax assets. The Company has recognized a valuation allowance for the net deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management’s judgment about the realize-ability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended February 28, 2019 and 2018. An NOL carryforward of $5,593,951 has accumulated as of February 28, 2019 with portions beginning to expire in 2032.

9. Shareholders’ Deficit

During fiscal year 2018, the Company issued 1,375,000 shares of common stock in exchange for gross proceeds of $275,000 at a price of $0.20 per share pursuant to the Company’s private placement.

During fiscal year 2019, the Company received gross proceeds of $1,040,000 from the private placement of 5,200,000 shares of common stock at a price of $0.20 per common share, net of associated costs of $40,000.

Warrants

During the years ended February 28, 2019 and 2018, the Company issued zero and 1,500,000 warrants, respectively, to purchase shares of the Company’s common stock as a part of the convertible debentures. These warrants contain a price-reset provision.

A summary of the activity in the Company’s warrants during the years ended February 28, 2019 and 2018 is presented below:

	Number of Warrants	Weighted Average Exercise Price
Outstanding and exercisable at February 28, 2017	17,625,000	$0.20
Issued	1,500,000	$0.20
Outstanding and exercisable at February 28, 2018	19,125,000	$0.20
Issued	-	$-
Outstanding and exercisable at February 28, 2019	19,125,000	$0.20

The intrinsic value of warrants outstanding at February 28, 2019 and 2018 was $-0- and $2,868,750, respectively.

10. Subsequent Events

On April 15, 2019, the Board of Directors of the Company approved the award of 2,500,000 shares of the Company’s common stock to three of the Company’s officers, each of whom is also a director. The shares were awarded for past services provided to the Company as officers, and were made pursuant to the Discovery Energy Corp. 2012 Equity Incentive Plan. The following table provides information about the officers receiving an award and the number of shares awarded:

Name of Officer	Offices Held	Number of Award Shares
Keith D. Spickelmier	Chairman of the Board	1,250,000
Keith J. McKenzie	Chief Executive Officer	500,000
William E. Begley	President, Chief Operating Officer and Chief Financial Officer	750,000

On April 15, 2019, also under the same plan, the Board of Directors of the Company approved the award of 1,200,000 shares of the Company’s common stock to non-executive officers of the Company and the Company’s subsidiary and to vendors as compensation for past services provided to the Company bringing the total shares awarded to 3,700,000 shares. The total estimated fair value of the awards is approximately $370,000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY ENERGY CORP.

By:	/s/ William E. Begley
William E. Begley
President
Date:	May 15, 2019

In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Keith J. McKenzie
Keith J. McKenzie
Director, Chief Executive Officer
(Principal executive officer)
Date: May 15, 2019

/s/ Keith D. Spickelmier
Keith D. Spickelmier
Chairman
Date: May 15, 2019

/s/ William E. Begley
William E. Begley
Director, Chief Financial Officer (Principal financial and accounting officer)
Date: May 15, 2019

42