Form 10-Q
period 2019-05-31
Discovery Energy Corp.
filed 2019-07-22
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 151,940,396 as of July 19, 2019.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp.

Consolidated Balance Sheets

(Unaudited)

	May 31, 2019	February 28, 2019
Assets
Current Assets
Cash	$123,633	$405,908
Prepaid expenses	116,696	23,246
Tax receivable	354	1,311
Total Current Assets	240,683	430,465
Oil and gas property – not subject to amortization (successful efforts method)	2,883,915	2,883,915
Other assets	34,580	35,730
Total Assets	$3,159,178	$3,350,110

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$1,606,367	$1,409,658
Accounts payable – related parties, net	396,687	149,190
Total Current Liabilities	2,003,054	1,558,848

Convertible debentures payable, net of debt discount	3,560,596	3,182,027
Total Liabilities	5,563,650	4,740,875

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock – 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock – 500,000,000 shares authorized, $0.001 par value – 151,940,396 and 148,240,396 shares issued and outstanding, respectively	151,940	148,240
Additional paid-in capital	19,160,665	18,059,682
Accumulated other comprehensive income	159,137	76,205
Accumulated deficit	(21,876,214)	(19,674,892)
Total Shareholders’ Deficit	(2,404,472)	(1,390,765)
Total Liabilities and Shareholders’ Deficit	$3,159,178	$3,350,110

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended May 31, 2019 and 2018

(Unaudited)

	Three Months Ended	Three Months Ended
	May 31, 2019	May 31, 2018
Operating Expenses
General and administrative	$1,629,636	$327,082
Exploration costs	26,925	93,447
Total operating expenses	1,656,561	420,529

Operating loss	(1,656,561)	(420,529)

Other Income (Expense)
Interest expense	(545,349)	(781,962)
Miscellaneous income	687	282
Gain (loss) on foreign currency transactions	(99)	1,251

Other income (expenses)	(544,761)	(780,429)

Net loss	$(2,201,322)	$(1,200,958)

Loss per common share – basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	150,130,613	143,040,396

Comprehensive Income (Loss)
Net loss	$(2,201,322)	$(1,200,958)
Other comprehensive income (loss) – gain (loss) on foreign currency translation	82,932	89,584
Total comprehensive loss	$(2,118,390)	$(1,111,374)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Three Months Ended May 31, 2019 and 2018

(Unaudited)

	Common Stock		Additional		Accumulated Other	Total Shareholders’
	Number	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)
Balance, February 28, 2019	148,240,396	$148,240	$18,059,682	$(19,674,892)	$76,205	$(1,390,765)
Share-based compensation	3,700,000	3,700	736,300	-	-	740,000
Warrant modification expense	-	-	364,683	-	-	364,683
Gain on foreign currency translation	-	-	-	-	82,932	82,932
Net loss	-	-	-	(2,201,322)	-	(2,201,322)

Balance, May 31, 2019	151,940,396	$151,940	$19,160,665	$(21,876,214)	$159,137	$(2,404,472)

	Common Stock		Additional		Accumulated Other	Total Shareholders’
	Number	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)
Balance, February 28, 2018	143,040,396	$143,040	$4,520,275	$(19,516,772)	$4,756	$(14,848,701)
Modified retroactive adjustment for derivative liability	-	-	12,544,607	3,627,512	-	16,172,119
Gain on foreign currency translation	-	-	-	-	89,584	89,584
Net loss	-	-	-	(1,200,958)	-	(1,200,958)

Balance, May 31, 2018	143,040,396	$143,040	$17,064,882	$(17,090,218)	$94,340	$212,044

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Cash Flows

For the Three Months Ended May 31, 2019 and 2018

(Unaudited)

	Three Months Ended May 31, 2019	Three Months Ended May 31, 2018
Cash flows from operating activities
Net loss	$(2,201,322)	$(1,200,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	378,569	336,676
Interest expense related to derivative liabilities in excess of debt	-	295,662
Stock-based compensation	740,000	-
Warrant modification expense	364,683	-
Foreign currency transaction (gain) loss	99	(1,251)
Changes in operating assets and liabilities:
Prepaid expenses	(93,450)	(39,220)
Tax receivable	957	(661)
Accounts payable and accrued liabilities	197,760	140,561
Accounts payable – related party, net	247,497	30,267
Net cash used in operating activities	(365,207)	(438,924)

Cash flows from financing activities
Proceeds from issuance of convertible debentures	-	350,000
Net cash flows provided by financing activities	-	350,000

Effect of foreign currency translation on cash	82,932	89,584

Change in cash during the period	(282,275)	660

Cash, beginning of the period	405,908	261,141

Cash, end of the period	$123,633	$261,801

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash investing and financing activities:
Modified retroactive adjustment for derivative liabilities	$-	$16,172,119

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation. As of May 31, 2019, all the Company’s cash balances were insured. The Company has not experienced any losses on such accounts.

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

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The standard was adopted as of March 1, 2018.

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

For the quarters ended May 31, 2019 and 2018, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

	Quarter Ended	Quarter Ended
Common Shares Issuable for:	May 31, 2019	May 31, 2018
Convertible debt	51,054,769	47,169,554
Stock warrants	19,125,000	19,125,000
	70,179,769	66,294,554

Comprehensive Income (Loss)

The Company recognizes currency translation adjustments as a component of comprehensive income (loss).

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company adopted this standard on March 1, 2019, and determined that it had no receipts or payments meeting the criteria of the ASU. Therefore, the adoption had no impact on the Company’s May 31, 2019 consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The new lease guidance supersedes Topic 840. The core principle of the guidance is that entities should recognize the assets and liabilities that arise from leases. Topic 840 does not apply to leases to explore for or use minerals, oil, natural gas and similar nonregenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, which provides entities with an alternative modified transition method, for which, comparative periods, including the disclosures related to those periods, are not restated.

In addition, the Company elected practical expedients provided by the new standard whereby, the Company has elected to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs and to retain off-balance sheet treatment of short-term leases (i.e., 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise). As a result of the short-term expedient election, the Company has no leases that require the recording of a net lease asset and lease liability on the Company’s consolidated balance sheet or have a material impact on consolidated earnings or cash flows as of May 31, 2019. Moving forward, the Company will evaluate any new lease commitments for application of Topic 842.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The Company adopted the standard as of March 1, 2018.

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

As of May 31, 2019, the Company had not generated any revenues and had an accumulated loss of $21,876,214 since inception. These factors raise substantial doubts regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Oil and Gas Properties

The License covers 584,651 gross acres in the State of South Australia. The License grants a 100% working interest in the preceding acreage, which overlies portions of the Cooper and Eromanga basins.

On October 26, 2012, a 100% interest in the License was officially issued to the Subsidiary.

On May 19, 2014, the Company received notice from the Government of South Australia that it had issued certain modifications to the License and had suspended the License for a period of six months. Such a suspension functions like an extension. Under the amended License, the Company is required to drill 7 exploratory wells rather than 12, as originally required. The 7 required wells must be drilled in years 3, 4, and 5 (2, 2, and 3 wells, respectively). The amount of required 2D seismic was also reduced to 62 miles (100 km.) in year 3 from 155 miles (250 km.) in year 2 but the total 3D seismic work guarantee increased to 193 sq. miles (500 sq. km.) from 154 sq. miles (400 sq. km.). However, the 3D seismic survey requirement is spread over three years with 39 sq. miles (100 sq. km.) in year 2, 77 sq. miles (200 sq. km.) in year 3 and 77 sq. miles (200 sq. km.) in year 4. Subsequent to this modification and suspension, the Company received two additional six-month suspensions, one in February 2015 and one in July 2015 (this additional suspension commenced upon the conclusion of the suspension received in February 2015). In February 2016, the Company received a third additional suspension, which was for one year and which commenced upon the conclusion of the suspension received in July 2015. Combined, these three additional suspensions amount to an accumulated total suspension of two years.

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

5. Related Party Transactions

As of May 31, 2019 and February 28, 2019, the Company owed $396,687 and $149,190, respectively, to certain Company directors for reimbursement of expenses paid on behalf of the Company.

On November 1, 2017, but effective as of March 1, 2017, the Company entered into a consulting agreement with Keith Spickelmier, the Company’s Chairman of the Board, to provide certain consulting services to the Company. The Company paid a consulting fee for the three months ended May 31, 2019 of $20,000.

During fiscal year 2019, the Company entered into a verbal consulting agreement with an affiliated entity owned by Keith McKenzie, the Company’s Chief Executive Officer. Initially, varying amounts of consulting fees were paid depending on the type and amount of services provided. Since September 2018, a set monthly fee of $5,000 has been paid.

On April 15, 2019, the Board of Directors of the Company approved an award of shares of the Company’s common stock to several of the Company’s officers, each of whom is also a director of the Company. In approving these awards, each director abstained from participating in the consideration and approval of such director’s own award. The shares were awarded for services provided to the Company as officers over the past seven years, and were made pursuant to the Company’s 2012 Equity Incentive Plan. The awarded shares were fully vested at the time of the award and can be immediately sold, subject to applicable federal securities law restrictions on such sales. The following table provides information about the officers receiving an award and the number of shares awarded:

Name of Officer	Offices Held	Number of Award Shares
Keith D. Spickelmier	Chairman of the Board	1,250,000
Keith J. McKenzie	Chief Executive Officer	500,000
William E. Begley	President, Chief Financial Officer and Chief Operating Officer	750,000

The fair value of these shares was $500,000 based on the market price of $0.20 per share on the grant date.

6. Convertible Debentures Payable

From May 27, 2016 through May 31, 2019, the Company issued eleven rounds (I thru XI) of senior secured convertible debentures, the proceeds of which have funded the initial 3D seismic survey with respect to the Prospect, the interpretation of seismic data acquired, expenses associated with the seismic survey, costs associated with the debenture issuances, and general and administrative expenses. The debentures are secured by virtually all of the Company’s assets owned, directly or indirectly, but for the License. As discussed elsewhere, the Company may in the future sell additional senior secured convertible debentures having the same terms as those currently outstanding. The table below provides a summary of the senior secured convertible debentures issued through May 31, 2019 and related debt discount and amortization details.

Round	Issue Date	Maturity Date	Interest Rate	Conversion Price	Principal Amount	Debt Discount	Debentures, net of Debt Discount
Outstanding as of February 28, 2019:
I	May 27, 2016	May 27, 2021	8%	$0.16	$3,500,000	$3,500,000
II	Aug 16, 2016	May 27, 2021	8%	$0.16	200,000	199,999
	Aug 16, 2016	May 27, 2021	8%	$0.16	250,000	250,000
III	Dec 30, 2016	May 27, 2021	8%	$0.16	287,500	237,587
IV	Feb 15, 2017	May 27, 2021	8%	$0.16	1,000,000	1,000,000
V	Mar 31,2017	May 27, 2021	8%	$0.16	200,000	200,000
VI	Jul 5, 2017	May 27, 2021	8%	$0.20	137,500	137,500
	Jul 5, 2017	May 27, 2021	8%	$0.16	150,000	150,000
VII	Sept 19, 2017	May 27, 2021	8%	$0.16	400,000	400,000
	Sept 19, 2017	May 27, 2021	8%	$0.16	100,000	82,125
VIII	Oct 10, 2017	May 27, 2021	8%	$0.20	137,500	72,806
IX	Jan 3, 2018	May 27, 2021	8%	$0.20	137,500	137,500
X	April 2, 2018	May 27, 2021	8%	$0.20	137,500	137,500
XI	May 16, 2018	May 27, 2021	8%	$0.20	212,500	212,500
Amortized discount as of February 28, 2019						(3,049,544)
Balance as of February 28, 2019					6,850,000	3,667,973	$3,182,027
Activity for the three months ended May 31, 2019:
Amortization of discount for the quarter ended May 31, 2019						(378,569)
Balance as of May 31, 2019					$6,850,000	$3,289,404	$3,560,596

The Company recognized $378,569 and $336,676 in debt discount amortization debt discount amortization during the three months ended May 31, 2019 and 2018, respectively.

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

8. Commitments and Contingencies

Office Lease

Change in Accounting Policy. The Company adopted ASU No. 2016-02, “Leases (Topic 842)” and ASU NO. 2018-11, “Leases (Topic 842): Targeted Improvements”, March 1, 2019, using the alternative modified transition method, for which, comparative periods, including the disclosures related to those periods, are not restated as of March 1, 2019. Refer to Note 2 – Summary of Significant Accounting Policies above for additional information.

The Company leases virtual office space in Houston, Texas, with a 6-month term ending June 30, 2019 for $161 per month and has a remaining obligation as of May 31, 2019 of $161. The lease has been renewed for another six months ending December 31, 2019 for $193 per month. The Subsidiary leases virtual office space in Melbourne, Australia, on a month-to-month basis for AU$175. The Company’s server space is also leased on a month-to-month basis for CA$800 inside the office of Keith McKenzie, an officer and director of the Company.

For the three months ended May 31, 2019 and 2018, the Company incurred lease expense of $2,725 and $2,673, respectively, for the combined leases.

9. Shareholders’ Deficit

During the three months ended May 31, 2019, the Company issued 3,700,000 shares of its common stock for services at a price of $0.20 per share to certain officers, board members, employees and professional service providers, based on the stock price on the date of grant with a total grant date fair value of $740,000 (of which 2,500,000 shares were issued to the certain related parties as discussed in Note 5).

Warrants

The table below presents information about the Company’s outstanding warrants as of February 28, 2019 and May 31, 2019. Pursuant to debenture agreements dated May 27, 2016 and August 16, 2016, warrants to purchase 13,875,000 shares of the Company’s common stock had an original expiration date of May 27, 2019. On May 27, 2019, the Company entered into agreements to extend the related expiration dates to July 27, 2019. As a result of the modification, the Company recorded additional expense of approximately $365,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 2.35%, (2) expected life of 2 months, (3) expected volatility of 80%, and (4) zero expected dividends.

No expense was recorded by the Company for the incremental fair value of the warrants due to the early adoption of ASU 2017-11 as noted in Footnote 2.

Warrant activity during the three months ended May 31, 2019

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Term
	Warrants	Exercise Price	(Years)
Outstanding at February 28, 2019	19,125,000	$0.20	0.49
Expired/Cancelled	-
Outstanding as of May 31, 2019	19,125,000	$0.20	0.36
Exercisable at May 31, 2019

The intrinsic value of warrants outstanding at May 31, 2019 and February 28, 2019 was $191,250 and $-0-, respectively.

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

General

Discovery Energy Corp. (the “Company” or “Discovery”) was incorporated under the laws of the state of Nevada on May 24, 2006 under the name “Santos Resource Corp”. The Company’s current business is the exploration and development of the 584,651 gross acres (914 square miles) area in South Australia (“Prospect”) held under Petroleum Exploration License PEL 512 (“License”). In May 2012, the Company incorporated a wholly owned Australian subsidiary, Discovery Energy SA Ltd. (“Subsidiary), for the purpose of acquiring a 100% working interest in the License. The Company is in the initial exploration phase of determining whether or not the Prospect contains economically recoverable volumes of crude oil, natural gas and/or natural gas liquid (collectively “Hydrocarbons”). Although the Company’s primary focus is on the exploration and development of the Prospect, the Company has received information about, and has had discussion regarding, possible acquisition of or participation in, other crude oil and/or natural gas opportunities. None of these discussions has led to any agreement in principle. Nevertheless, given an attractive opportunity and its ability to consummate the transaction, the Company could acquire one or more other crude oil and/or natural gas properties, or participate in one or more other crude oil and/or natural gas opportunities.

Historical Milestones

To date, the Company has achieved the following milestones:

*	On October 26, 2012, the License was granted to the Subsidiary. After the License grant, the Company’s primary focus was on completing a financing to raise sufficient funds so that the Company could undertake a required proprietary seismic acquisition program. After exploring a number of possible financings, the precipitous decline in crude oil prices starting in the summer of 2014 delayed the Company’s ability to successfully complete a financing of the type being sought.

*	In May 2016, the Company completed its first closing under a financing arrangement pursuant to which the Company issued to two investors Senior Secured Convertible Debentures (each a “Debenture” and collectively the “Debentures”). To date, the Company has issued a total of 14 Debentures having an aggregate original principal amount of $6,850,000. The Debentures are due and payable on or before May 27, 2021. Interest on the Debentures to date has been accrued and added to principal, thereby increasing the outstanding balance on the Debentures to approximately $8,441,228 as of the date of this Report. Interest will continue to be accrued until such time as the Debentures are repaid or converted. Among other uses, the proceeds from the Debentures enabled us to undertake required seismic work. In conjunction with certain issuances of Debentures, warrants (“Warrants”) were issued that give the holder the right to purchase up to a maximum of 19,125,000 shares of the Company’s common stock, par value $0.001 per share at an initial per-share exercise price of $0.20. For more information about the Debentures and the Warrants, see the section captioned “Liquidity and Capital Resources - Financing History and Immediate, Short-Term Capital Needs - Debenture Financing” below.

*	On October 30, 2016, fieldwork was completed on the Company’s proprietary Nike 3D seismic survey (the “Nike 3D Survey”) covering an approximately 69 square mile (179 square kilometers) section of the southwest portion of the Prospect. The Nike 3D Survey was completed at a “turnkey price” of approximately $2,379,000.

*	The raw data from the Nike 3D Survey was converted to analytical quality information, processed and interpreted by the Company’s geophysical advisor. Interpretation of the processed data included advanced technical analysis by specialized consultants. This technical work identified an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. The Company has prioritized these initial prospective locations for presentations to potential sources of significant capital. Technical analysis is on-going.

Current Primary Activities

The Company’s current primary activity is to complete either a major financing or a major joint venture relationship, or both, so that it can execute the remaining work commitment as described below, and develop the Prospect.

The License is subject to a five-year work commitment, which imposes certain financial obligations on the Company. In management’s view, the geotechnical work completed in Years 1 and 2 of the commitment was sufficient to satisfy the License requirements for those two years. Required reports in connection with these activities were timely filed. To date, no comments from the government have been received, and management understands that the overseeing government agency is required by law to furnish comments within 30 days after the reports are filed. Moreover, such agency has extended and modified the work commitment a number of times since the filing of the reports, and has been very accommodating with the Company’s requests to it.

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

Management realizes that the Company will not be able to complete the Year 3 requirements of the work commitment by the current deadline for doing so. Accordingly, management intends to seek a further extension of the work commitment in a timely manner such that the Company does not default on its Year 3 requirements. While the Australian authorities have historically accommodated the Company in this regard, no assurance can be given that the needed extension will be granted. If such an extension is not granted, the Company and its stockholders could be materially and adversely affected in ways that are discussed in the section captioned “Liquidity and Capital Resources - Consequences of a Financing Failure” below.

The Company needs a significant amount of capital to fulfill its obligations under the work commitment. Moreover, the Debentures mature in May 2021, and the Company will need to raise additional funds or generate sufficient revenues through Hydrocarbon production to timely repay the Debentures. The Company’s capital requirements and financing activities are described in the section captioned “Liquidity and Capital Requirements” below. The success of the initial phase of the Company’s plan of operation depends upon the Company’s ability to obtain additional capital or enter into a suitable joint venture arrangement in order to acquire additional seismic data and successfully drill commitment wells. Failure to obtain required additional capital or enter into a suitable joint venture arrangement will materially and adversely affect the Company and its stockholders in ways that are discussed in the section captioned “Liquidity and Capital Resources - Consequences of a Financing Failure” below. The Company cannot provide assurance that it will obtain the necessary capital and/or enter into a suitable joint venture agreement.

Results of Operations

Results of operations for the three-month periods ended May 31, 2019 and 2018 are summarized in the table below:

	Three Months Ended May 31, 2019	Three Months Ended May 31, 2018
Revenue	$-	$-
Operating expenses	(1,656,561)	(420,529)
Other income (expenses)	(544,761)	(780,429)
Net income (loss)	$(2,201,322)	$(1,200,958)

Operating expenses for the three-month periods ended May 31, 2019 and 2018 are outlined in the table below:

	Three Months Ended May 31, 2019	Three Months Ended May 31, 2018
Stock-based compensation expense	$740,000	$-
General and administrative	524,953	327,082
Warrant modification expense	364,683	-
Exploration costs	26,925	93,447
Total Operating Expenses	$1,656,561	$420,529

Results of Operations for the Three-Month Periods Ended May 31, 2019 and 2018

Revenues. The Company did not earn any revenues for either the quarter ended May 31, 2019, or the similar period in 2018. Sales revenues are not anticipated until such time as the Prospect has commenced commercial production of Hydrocarbons. As the Company is presently in the exploration stage of its operations, no assurance can be provided that commercially exploitable levels of hydrocarbons on the Prospect will be discovered, or if such resources are discovered, that the Prospect will commence commercial production.

Operating Expenses. Total operating expenses incurred during the quarter ended May 31, 2019 increased by approximately $1,236,000 (294%), compared to those incurred during the quarter ended May 31, 2018. During the quarter ended May 31, 2019, stock-based compensation expense totaled $740,000, compared to $0 for the quarter ended May 31, 2018. During the quarter ended May 31, 2019, warrant modification expense totaled approximately $365,000, compared to $0 for the quarter ended May 31, 2018. Professional fees increased 98% to approximately $315,000 for the quarter ended May 31, 2019, due to an increase in consulting fees related to the Company’s preparations for drilling and financing for those efforts, compared to approximately $159,000 for the quarter ended May 31, 2018. These expense increases were partially offset by a 71% decrease in exploration costs, reflecting the completion of most geological and geophysical analysis activities in the quarter ended May 31, 2018.

Other Income (Expense). Other income (expense) consists primarily of interest expense related to the Debentures (which will be settled in shares of common stock, not cash). The Company had other expenses of approximately $545,000 for the quarter ended May 31, 2019, compared to other expenses of approximately $780,000 for the quarter ended May 31, 2018, a decrease of 30% primarily due to a reduction in debt discount expense of approximately $297,000 incurred in the quarter ended May 31, 2018 with the issuance of the last two debentures.

Net Loss. The Company had a net loss of approximately $2,201,000 for the quarter ended May 31, 2019, compared to a net loss of approximately $1,201,000 for the quarter ended May 31, 2018. Loss per common share, on both a basic and fully diluted basis, was ($0.01) for quarter ended May 31, 2019, compared to ($0.01) in quarter ended May 31, 2018.

Cash Flow for the Three-Month Periods Ended May 31, 2019 and 2018

Cash Used in Operating Activities: Operating activities for the quarter ended May 31, 2019 used cash of $365,207, compared to $438,924 for the quarter ended May 31, 2018, primarily due to a 71% decrease in exploration costs due to the completion of most geological and geophysical analysis activities in the quarter ended May 31, 2018.

Cash Used in Investing Activities: No cash was used for investing activities during the quarter ended May 31, 2019 and the quarter ended May 31, 2018.

Cash Provided by Financing Activities: There was no cash provided by financing activities for the quarter ended May 31, 2019. Financing activities totaled $350,000 during the quarter ended May 31, 2018 due to the Texican purchase of its remaining additional Debentures with an aggregate original principal amount of $350,000.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Liquidity and Capital Resources

Financing History and Immediate, Short-Term Capital Needs

Early Financings. From January 2012 through May 27, 2016, business activities were financed primarily through private placements of Common Shares. During that period, several rounds of equity financing were conducted which raised total “seed” capital in the amount of $2,723,750 resulting in the issuance of 19,657,501 Common Shares. Moreover, from time to time, members of management provided short-term bridge funding. These advances were repaid out of proceeds from the Debenture financings described below.

Debenture Financing. Since May 2016, the Company has relied on a series of placements of Debentures (debt instruments convertible into Common Shares). The 14 Debentures comprising this series were issued pursuant to a Securities Purchase Agreement executed on May 27, 2016. Debentures having an aggregate original principal amount of $6,850,000 have been placed. In conjunction with certain Debentures, Warrants were issued that give the holder the right to purchase up to a maximum of 19,125,000 Common Shares at an initial per-Common Share exercise price of $0.20.

Each of the Debentures includes the following features:

*	The Debentures bear interest at the rate of eight percent (8%) per annum, compounded quarterly. However, upon the occurrence and during the continuance of a stipulated event of default, the Debentures will bear interest at the rate of twelve percent (12%) per annum.

*	Interest need not be paid on the Debentures until the principal amount of the Debentures becomes due and payable. Instead, accrued interest is added to the outstanding principal amount of the Debentures quarterly. Nevertheless, the Company may elect to pay accrued interest in cash at the time that such interest would otherwise be added to the outstanding principal amount of the Debentures.

*	The principal amount of and accrued interest on the Debentures are due and payable in a single balloon payment on or before May 27, 2021.

*	We are not entitled to prepay the Debentures prior to their maturity.

*	The Debentures are convertible, in whole or in part, into Common Shares at the option of Holder, at any time and from time to time. The conversion price for Debentures having an aggregate original principal amount of $5,887,500 is $0.16, while the conversion price for a Debenture with an original principal amount of $962,500 is $0.20. All conversion prices are subject to certain adjustments that are believed to be customary in transactions of this nature, including so-called “down round” financing adjustments. The Company is subject to certain liabilities and liquidated damages for its failure to honor timely a conversion of the Debentures, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

*	The holders of the Debentures are entitled to have them redeemed completely or partially upon certain events (such as a change of control transaction involving the Company or the sale of a material portion of the Company’s assets) at a redemption price equal to 120% of the then outstanding principal amount of the Debenture and 100% of accrued and unpaid interest on the outstanding principal amount of this Debenture, plus all liquidated damages and other amounts due thereunder in respect of the Debenture.

*	The Debentures feature negative operating covenants, events of defaults and remedies upon such events of defaults that are believed to be customary in transactions of this nature. One of the remedies upon an event of default is the Debenture holders’ ability to accelerate the maturity of the Debenture such that all amounts owing under the Debenture would become immediately due and payable. The Debenture holders would then be able to resort to the collateral securing the Debentures, if the Company did not pay the amount outstanding, which is likely to be the case.

*	The Debentures are secured by virtually all of the Company’s assets owned directly or indirectly but for the License, which is held by the Subsidiary Moreover, the Company has separately guaranteed the Debentures and has pledged all of its stock in the Subsidiary to secure such guarantee. The essential effect of these security arrangements is that, if the Company defaults on or experiences an event of default with respect to the Debentures, the holders of the Debentures could exercise the rights of a secured creditor, which could result in the partial or total loss of nearly all of the Company’s assets, in which case its business could cease and all or substantially all stockholders’ equity could be lost.

Each of the Warrants includes the following features:

*	The initial per-Common Share exercise price of the Warrants is $0.20 and is subject to certain adjustments that are generally believed to be customary in transactions of this nature. Subject to certain exceptions, the exercise price of the Warrants involves possible adjustments downward to the price of any Common Shares or their equivalents sold by the Company during the term of the Warrants for less than the then applicable exercise price of the Warrants. Upon the adjustment of the exercise price, the number of Common Shares issuable upon exercise of the Warrants is proportionately adjusted so the aggregate exercise price of the Warrants remains unchanged.

*	All of the Warrants are currently exercisable and remain so until their extended expiration date of July 27, 2019 with respect to 13,875,000 warrant shares, February 15, 2020 with respect to 3,750,000 warrant shares, or September 19, 2020 with respect to 1,500,000 warrant shares.

*	The Company is subject to certain liabilities and liquidated damages for failure to honor timely an exercise of the Warrants, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

The largest holder of the Debentures has the right to have elected to the Company’s Board of Directors one nominee, but this holder has not yet exercised this right. However, a representative of the largest holder of the Debentures may be added to the Company’s Board of Directors soon at the request of the Company.

Moreover, the holders of the Debentures have the right to require the Company to register with the SEC the resale of the Common Shares into which Debentures can be converted, the Common Shares that can be acquired upon the exercise of the Warrants and possibly other Common Shares.

The proceeds from the Debenture placements were generally used to fund the acquisition, processing and interpretation of the Nike 3D Survey data and payment of the Company’s and the Debenture holders’ expenses associated with the placements. A portion of these proceeds were used to retire all of the then outstanding indebtedness (including the amounts owed to Liberty Petroleum for allowing us to be issued the License in its place, and loans made by management), and to acquire a 5.0% overriding royalty interest relating to the Prospect. Funds were also used for payment of general and administrative expenses. In addition to the preceding, a portion of the proceeds was used to pay Rincon Energy, LLC pursuant to a geophysical consulting agreement.

Equity Placements. Subsequent to the start of the Debenture placements, the Company continued certain private capital raising transactions involving the Company’s Common Shares. Beginning in November 2016 and concluding in August 2018, the Company closed on a series of placements of its Common Shares in which an aggregate of 6.9 million Common Shares were issued for an aggregate purchase price of $1,380,000.

Available Cash. As of May 31, 2019, the Company had cash of approximately $124,000 and had negative working capital of approximately $1,762,000. As of July 14, 2019, the Company had approximately $45,000 of cash on-hand. Management believes that the cash on hand, as of the preceding date, will be sufficient to finance general and administrative expenses through August 31, 2019. However, this amount of cash will be insufficient to allow the Company to fulfill its work commitment obligations in a timely manner. A plan for financing these obligations is discussed below. Management intends to finance all of the general and administrative expenses beyond available cash on hand by undertaking to raise up to $1.0 million through a private placement of its common shares. If successful in raising $1.0 million in the private placement, it is estimated that the related net proceeds will be sufficient to finance general and administrative activities through June 2020. However, no assurance can be given that the amounts will be adequate. Moreover, no assurance can be provided of successfully raising any additional funds for this purpose. Furthermore, as previously stated, the funds from the private placement will not be sufficient to satisfy the work commitment for future years in any meaningful way.

Long-Term Capital Needs

The five-year work commitment relating to the License imposes certain obligations on the Company. The work requirements of the first two years, which included geotechnical studies and the Nike 3D Survey, have been completed and reports and certain work materials have been submitted as required by the South Australian government. Going forward, additional funds will be required to meet the seismic and drilling obligations of License Years 3, 4 and 5. Working capital will also be needed to satisfy general and administrative expenses. Between July 2019 and October 2021, it is estimated that the Company will need to raise an additional $23 million to have sufficient capital to meet the remaining work commitments specified in the License and to fund operations. Net revenues produced from successful wells could provide some of the funds required to meet these capital needs. However, no assurance can be given that this or any other amount of financing will be obtained or that any revenue will be earned.

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

Major Financing Efforts and Other Sources of Capital

The Company’s capital strategy for most of its past four fiscal years has been, and continues to be, to attempt to engage in a single major capital raising transaction to provide sufficient funds to satisfy its capital needs for a number of years to come. While management did not completely abandon this strategy, the Company did shift its emphasis in an effort to try to engage in one or more smaller capital raising transactions to provide sufficient funds to satisfy ongoing and future capital needs. During the two-year period beginning in May 2016, the Company completed a series of placements of its Debentures having an aggregate original principal amount of $6,850,000. The Company’s plan for financing its future general and administrative expenses is described in the section captioned “Financing History and Immediate, Short-Term Capital Needs” above. The Company’s plan for financing the work commitment is described in the following paragraph.

The interpretation and analysis of the Nike 3D Survey resulted in an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. These initial prospective locations were prioritized and the results are being presented to prospective investors with a view to securing the capital to commence the Company’s initial drilling program. The Company needs to complete a major capital raising transaction to continue moving its business plan forward. In the interim, the Company is continuing efforts to raise comparably smaller amounts to cover general and administrative expenses. The Company has no assurance that it will be able to raise any required funds. The Company has also resumed and continues its efforts to secure one or more joint venture partners.

Sales from production as a result of successful exploration and drilling efforts would provide the Company with incoming cash flow. The proved reserves associated with production would most likely increase the value of the Company’s rights in the Prospect. This, in turn, should enable the Company to obtain bank financing (after the wells have produced for a period of time to satisfy the lenders requirements). Both of these results would enable the Company to continue with its development activities. Significant positive cash flow will be critical success factor for the Company’s plan of operation in the long run. Management believes that, if the Company’s plan of operation successfully progresses (and production is realized) as planned, sufficient cash flow and debt financing will be available for purposes of properly pursuing its plan of operation, although the Company can make no assurances in this regard.

Finally, to reduce its cash requirements, the Company might attempt to satisfy some of its obligations by issuing Common Shares, which would result in dilution in the percentage ownership interests of the Company’s existing stockholders and could result in dilution of the net asset value per Common Share of the Company’s existing stockholders.

Consequences of a Financing Failure

If required financing is not available on acceptable terms, the Company could be prevented from satisfying its work commitment obligations or developing the Prospect to the point that the Company is able to repay the Debentures, which become due in May 2021. Failure to satisfy work commitment obligations could result in the eventual loss of the License and the total loss of the Company’s assets and properties. Failure to timely pay the Debentures could result in the eventual exercise of the rights of a secured creditor and the possible partial or total loss of the Company’s assets and properties. Failure to procure required financing on acceptable terms could prevent the Company from developing the Prospect. If any of the preceding events were to occur, the Company could be forced to cease its operations, which could result in a complete loss of stockholders’ equity. If additional financing is not obtained through an equity or debt offering, the Company could find it necessary to sell all or some portion of the Prospect under unfavorable circumstances and at an undesirable price. However, no assurance can be provided that the Company will be able to find interested buyers or that the funds received from any such partial sale would be adequate to fund additional activities. Future liquidity will depend upon numerous factors, including the success of the Company’s exploration and development program, satisfactory achievement of License commitment obligations and capital raising activities.

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

July 22, 2019

