Form 10-Q
period 2019-08-31
Discovery Energy Corp.
filed 2019-10-16
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

713-840-6495

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 153,190,396 as of October 14, 2019.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp.

Consolidated Balance Sheets

(Unaudited)

	August 31, 2019	February 28, 2019
Assets
Current Assets
Cash	$183,330	$405,908
Prepaid expenses	44,822	23,246
Tax receivable	1,096	1,311
Total Current Assets	229,248	430,465
Oil and gas property – not subject to amortization (successful efforts method)	2,883,915	2,883,915
Other assets	33,590	35,730
Total Assets	$3,146,753	$3,350,110

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$1,711,124	$1,409,658
Accounts payable – related parties, net	530,030	149,190
Total Current Liabilities	2,241,154	1,558,848
Convertible debentures payable, net of debt discount	3,947,018	3,182,027
Total Liabilities	6,188,172	4,740,875

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock – 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock – 500,000,000 shares authorized, $0.001 par value – 153,190,396 and 148,240,396 shares issued and outstanding, respectively	153,190	148,240
Additional paid-in capital	19,842,929	18,059,682
Accumulated other comprehensive income	154,409	76,205
Accumulated deficit	(23,191,947)	(19,674,892)
Total Shareholders’ Deficit	(3,041,419)	(1,390,765)
Total Liabilities and Shareholders’ Deficit	$3,146,753	$3,350,110

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended August 31, 2019 and 2018

(Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Operating Expenses
General and administrative	$760,075	$286,254	$2,389,711	$613,336
Exploration costs	-	66,858	26,925	160,305
Total operating expenses	760,075	353,112	2,416,636	773,641

Operating loss	(760,075)	(353,112)	(2,416,636)	(773,641)

Other Income (Expense)
Interest expense	(555,548)	(509,449)	(1,100,897)	(1,291,411)
Miscellaneous income	172	458	859	740
Gain (loss) on foreign currency transactions	(282)	140	(381)	1,391
Other income (expense)	(555,658)	(508,851)	(1,100,419)	(1,289,280)

Net loss	$(1,315,733)	$(861,963)	$(3,517,055)	$(2,062,921)

Loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	152,095,287	144,001,266	151,112,950	143,520,831

Comprehensive Income (Loss)
Net loss	(1,315,733)	(861,963)	(3,517,055)	(2,062,921)
Other comprehensive income (loss) – gain (loss) on foreign currency translation	(4,728)	(8,299)	78,204	81,285
Total comprehensive loss	$(1,320,461)	$(870,262)	$(3,438,851)	$(1,981,636)

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Three and Six Months Ended August 31, 2019 and 2018

(Unaudited)

	Common Stock		Additional		Accumulated Other	Total Shareholders’
	Number	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)
Balance, February 28, 2019	148,240,396	$148,240	$18,059,682	$(19,674,892)	$76,205	$(1,390,765)
Share-based compensation	3,700,000	3,700	736,300	-	-	740,000
Warrant modification expense	-	-	364,683	-	-	364,683
Gain on foreign currency translation	-	-	-	-	82,932	82,932
Net loss	-	-	-	(2,201,322)	-	(2,201,322)

Balance, May 31, 2019	151,940,396	151,940	19,160,665	(21,876,214)	159,137	(2,404,472)
Share-based compensation	250,000	250	62,250	-	-	62,500
Warrant modification expense	-	-	371,014	-	-	371,014
Sale of common stock	1,000,000	1,000	249,000	-	-	250,000
Loss on foreign currency translation	-	-	-	-	(4,728)	(4,728)
Net loss	-	-	-	(1,315,733)	-	(1,315,733)

Balance, August 31, 2019	153,190,396	$153,190	$19,842,929	$(23,191,947)	$154,409	$(3,041,419)

	Common Stock		Additional		Accumulated Other	Total Shareholders’
	Number	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)
Balance, February 28, 2018	143,040,396	$143,040	$4,520,275	$(19,516,772)	$4,756	$(14,848,701)
Modified retroactive adjustment for derivative liability	-	-	12,544,607	3,627,512	-	16,172,119
Gain on foreign currency translation	-	-	-	-	89,584	89,584
Net loss	-	-	-	(1,200,958)	-	(1,200,958)

Balance, May 31, 2018	143,040,396	143,040	17,064,882	(17,090,218)	94,340	212,044
Sale of common stock	5,200,000	5,200	994,800	-	-	1,000,000
Loss on foreign currency translation	-	-	-	-	(8,299)	(8,299)
Net loss	-	-	-	(861,963)	-	(861,963)

Balance, August 31, 2018	148,240,396	$148,240	$18,059,682	$(17,952,181)	$86,041	$341,782

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Cash Flows

For the Six Months Ended August 31, 2019 and 2018

(Unaudited)

	Six Months Ended August 31, 2019	Six Months Ended August 31, 2018
Cash flows from operating activities
Net loss	$(3,517,055)	$(2,062,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	764,991	689,833
Interest expense related to derivative liabilities in excess of debt	-	295,662
Stock-based compensation	802,500	-
Warrant modification expense	735,697	-
Foreign currency transaction (gain) loss	381	(1,391)
Changes in operating assets and liabilities:
Prepaid expenses	(21,576)	(49,416)
Tax receivable	215	2,451
Accounts payable and accrued liabilities	303,225	269,855
Accounts payable – related party, net	380,840	109,565
Net cash used in operating activities	(550,782)	(746,362)

Cash flows from financing activities
Proceeds from issuance of convertible debentures	-	350,000
Proceeds from sale of common stock	250,000	1,000,000
Net cash flows provided by financing activities	250,000	1,350,000

Effect of foreign currency translation on cash	78,204	81,285

Change in cash during the period	(222,578)	684,923

Cash, beginning of the period	405,908	261,141

Cash, end of the period	$183,330	$946,064

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash investing and financing activities:
Modified retroactive adjustment for derivative liabilities	$-	$16,172,119

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Notes to the Consolidated Financial Statements

1. Nature of Operations

The principal business of Discovery Energy Corp. (“Company”) is the exploration and development of the 584,651 gross acres (914 sq. miles) in South Australia (“Prospect”) covered by Petroleum Exploration License PEL 512 (“License”). In May 2012, the Company incorporated a wholly-owned Australian subsidiary, Discovery Energy SA Ltd., for the purpose of acquiring a 100% working interest in the License. On May 25, 2016, its status changed from a public to a private legal entity and its name to Discovery Energy SA Pty Ltd. (“Subsidiary”). To date, the Company has not determined whether or not the Prospect, which overlies portions of the Cooper and Eromanga basins, contains any crude oil and/or natural gas reserves that are economically recoverable. While the Company’s present focus is on the Prospect, it may consider pursuing other attractive crude oil and/or natural gas exploration opportunities.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation. As of August 31, 2019, approximately $3,000 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

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

For the three and six months ended August 31, 2019 and 2018, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Common Shares Issuable for:	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Convertible debt	52,087,450	48,120,836	52,087,450	$48,120,836
Stock warrants	19,125,000	19,125,000	19,125,000	19,125,000
	71,212,450	67,245,836	71,212,450	67,245,836

Comprehensive Income (Loss)

The Company recognizes currency translation adjustments as a component of comprehensive income (loss).

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company adopted this standard on March 1, 2019, and determined that it had no receipts or payments meeting the criteria of the ASU. Therefore, the adoption had no impact on the Company’s August 31, 2019 consolidated financial statements.

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

In addition, the Company elected practical expedients provided by the new standard whereby, the Company has elected to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs and to retain off-balance sheet treatment of short-term leases (i.e., 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise). As a result of the short-term expedient election, the Company has no leases that require the recording of a net lease asset and lease liability on the Company’s consolidated balance sheet or have a material impact on consolidated earnings or cash flows as of August 31, 2019. Moving forward, the Company will evaluate any new lease commitments for application of Topic 842.

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

As of August 31, 2019, the Company had not generated any revenues and had an accumulated loss of $23,191,947 since inception. These factors raise substantial doubts regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Oil and Gas Properties

The License covers 584,651 gross acres (914 sq. miles) in the State of South Australia. The License grants a 100% working interest in the preceding acreage, which overlies portions of the Cooper and Eromanga basins.

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

As a result of the activities, modifications and suspensions described above, the remaining work commitments are now as follows:

*	Year 3 ending April 30, 2020 - Shoot 2D seismic data totaling at least 62 miles (100 km.) and shoot 3D seismic data totaling at a minimum of 77 sq. miles (200 sq. km.) and drill two wells.

*	Year 4 ending April 30, 2021 - Shoot 3D seismic data totaling at a minimum of 77 sq. miles (200 sq. km.) and drill two wells.

*	Year 5 ending April 30, 2022 - Drill three wells.

In four transactions, the Company acquired portions of the royalty interest associated with the PEL 512 License so that the Company now owns an aggregate 5.0% royalty interest, while the previous holders of the original 7.0% royalty interest continue to hold a 2.0% royalty interest.

5. Related Party Transactions

As of August 31, 2019 and February 28, 2019, the Company owed $530,030 and $149,190, respectively, to certain Company directors for reimbursement of expenses paid on behalf of the Company.

On November 1, 2017, but effective as of March 1, 2017, the Company entered into a consulting agreement with Keith Spickelmier, the Company’s Chairman of the Board, to provide certain consulting services to the Company. The Company paid a consulting fee for the six months ended August 31, 2019 of $32,000.

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

6. Convertible Debentures Payable

From May 27, 2016 through August 31, 2019, the Company issued eleven rounds (I thru XI) of senior secured convertible debentures, the proceeds of which have funded the initial 3D seismic survey with respect to the Prospect, the interpretation of seismic data acquired, expenses associated with the seismic survey, costs associated with the debenture issuances, and general and administrative expenses. The debentures are secured by virtually all of the Company’s assets owned, directly or indirectly, but for the License. As discussed elsewhere, the Company may in the future sell additional senior secured convertible debentures having the same terms as those currently outstanding. The table below provides a summary of the senior secured convertible debentures issued through August 31, 2019 and related debt discount and amortization details.

Round	Issue Date	Maturity Date	Interest Rate	Conversion Price	Principal Amount	Debt Discount	Debentures, net of Debt Discount
Outstanding as of February 28, 2019:
I	May 27, 2016	May 27, 2021	8%	$0.16	$3,500,000	$3,500,000
II	Aug 16, 2016	May 27, 2021	8%	$0.16	200,000	199,999
	Aug 16, 2016	May 27, 2021	8%	$0.16	250,000	250,000
III	Dec 30, 2016	May 27, 2021	8%	$0.16	287,500	237,587
IV	Feb 15, 2017	May 27, 2021	8%	$0.16	1,000,000	1,000,000
V	Mar 31,2017	May 27, 2021	8%	$0.20	200,000	200,000
VI	Jul 5, 2017	May 27, 2021	8%	$0.20	137,500	137,500
	Jul 5, 2017	May 27, 2021	8%	$0.16	150,000	150,000
VII	Sept 19, 2017	May 27, 2021	8%	$0.16	400,000	400,000
	Sept 19, 2017	May 27, 2021	8%	$0.16	100,000	82,125
VIII	Oct 10, 2017	May 27, 2021	8%	$0.20	137,500	72,806
IX	Jan 3, 2018	May 27, 2021	8%	$0.20	137,500	137,500
X	April 2, 2018	May 27, 2021	8%	$0.20	137,500	137,500
XI	May 16, 2018	May 27, 2021	8%	$0.20	212,500	212,500
Amortized discount as of February 28, 2019						(3,049,544)
Balance as of February 28, 2019					6,850,000	3,667,973	$3,182,027
Activity for the six months ended August 31, 2019:
Amortization of discount for the six months ended August 31, 2019						(764,991)
Balance as of August 31, 2019					$6,850,000	$2,902,982	$3,947,018

The Company recognized $386,422 and $353,157 in debt discount amortization related to all of the debentures during the three months ended August 31, 2019 and 2018, respectively. The Company recognized $764,991 and $689,833 in debt discount amortization related to all of the debentures during the six months ended August 31, 2019 and 2018, respectively.

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

The Company leases virtual office space in Houston, Texas, with a 6-month term ending December 31, 2019 for $193 per month and has a remaining obligation as of August 31, 2019 of $772. The Subsidiary leases virtual office space in Melbourne, Australia, on a month-to-month basis for AU$175. The Company’s server space is also leased on a month-to-month basis for CA$800 inside the office of Keith McKenzie, an officer and director of the Company.

During the three months ended August 31, 2019 and 2018, the Company incurred lease expense of $2,644 and $2,616, respectively, for the combined leases. For the six months ended August 31, 2019 and 2018, the Company incurred lease expense of $5,369 and $5,289, respectively, for the combined leases.

9. Shareholders’ Deficit

On April 15, 2019 and July 26, 2019, the Company issued 3,700,000 and 250,000 shares of its common stock, respectively, for services at a fair value of $0.20 and $0.25 per share, respectively, to certain officers, board members, employees and professional service providers, based on the stock price on the date of grant with a total grant date fair value of $802,500 (of which 2,500,000 shares were issued to the certain related parties as discussed in Note 5).

Additionally, the Company received gross proceeds of $250,000 from the private placement of 1,000,000 shares of common stock during the six months ended August 31, 2019 at a price of $0.25 per common share.

Warrants

The table below presents information about the Company’s outstanding warrants as of February 28, 2019 and August 31, 2019. Pursuant to debenture agreements dated May 27, 2016 and August 16, 2016, warrants to purchase 13,875,000 shares of the Company’s common stock had an original expiration date of May 27, 2019. On May 27, 2019, the Company entered into agreements to extend the related expiration dates to July 27, 2019. As a result of the modification, the Company recorded additional expense of approximately $365,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 2.35%, (2) expected life of 2 months, (3) expected volatility of 80%, and (4) zero expected dividends. On July 27, 2019, the Company entered into agreements to further extend the related expiration dates to December 31, 2019. As a result of the modification, the Company recorded additional expense of approximately $371,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 2.1%, (2) expected life of 5 months, (3) expected volatility of 80%, and (4) zero expected dividends. The expense related to these modifications was included in general and administrative expense on the statement of operations.

No expense was recorded by the Company for the incremental fair value of the warrants due to the early adoption of ASU 2017-11 as noted in Footnote 2.

Warrant activity during the six months ended August 31, 2019 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Term
	Warrants	Exercise Price	(Years)
Outstanding at February 28, 2019	19,125,000	$0.20	0.49
Expired/Cancelled	-
Outstanding and exercisable as of August 31, 2019	19,125,000	$0.20	0.42

The intrinsic value of warrants outstanding at August 31, 2019 and February 28, 2019 was $765,000 and $-0-, respectively.

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

General

Discovery Energy Corp. (the “Company” or “Discovery”) was incorporated under the laws of the state of Nevada on May 24, 2006 under the name “Santos Resource Corp”. The Company’s current business is the exploration and development of the 584,651 gross acres (914 sq. miles) area in South Australia (“Prospect”) held under Petroleum Exploration License PEL 512 (“License”). In May 2012, the Company incorporated a wholly owned Australian subsidiary, Discovery Energy SA Ltd. (“Subsidiary), for the purpose of acquiring a 100% working interest in the License. The Company is in the initial exploration phase of determining whether or not the Prospect contains economically recoverable volumes of crude oil, natural gas and/or natural gas liquid (collectively “Hydrocarbons”). Although the Company’s primary focus is on the exploration and development of the Prospect, the Company has received information about, and has had discussion regarding, possible acquisition of or participation in, Hydrocarbons opportunities. None of these discussions has led to any agreement in principle. Nevertheless, given an attractive opportunity and its ability to consummate the transaction, the Company could acquire one or more other Hydrocarbons properties, or participate in one or more other Hydrocarbons opportunities.

Historical Milestones

To date, the Company has achieved the following milestones:

*	On October 26, 2012, the License was granted to the Subsidiary. After the License grant, the Company’s primary focus was on completing a financing to raise sufficient funds so that the Company could undertake a required proprietary seismic acquisition program. After exploring a number of possible financings, the precipitous decline in crude oil prices starting in the summer of 2014 delayed the Company’s ability to successfully complete a financing of the type being sought.

*	In May 2016, the Company completed its first closing under a financing arrangement pursuant to which the Company issued to two investors (singly a “Holder” and collectively the “Holders”) Senior Secured Convertible Debentures (each a “Debenture” and collectively the “Debentures”). To date, the Company has issued a total of 14 Debentures having an aggregate original principal amount of $6,850,000. The Debentures are due and payable on or before May 27, 2021. Interest on the Debentures to date has been accrued and added to principal, thereby increasing the outstanding balance on the Debentures to approximately $8,611,000 as of the date of this Report. Interest will continue to be accrued until such time as the Debentures are repaid or converted. Among other uses, the proceeds from the Debentures enabled the Company to undertake required seismic work. In conjunction with certain issuances of Debentures, warrants (“Warrants”) were issued that grant the related Holder the right to purchase up to a maximum of 19,125,000 shares of the Company’s common stock, par value $0.001 per share (“Common Shares”), at an initial per-share exercise price of $0.20. For more information about the Debentures and the Warrants, see the section captioned “Liquidity and Capital Resources - Financing History and Immediate, Short-Term Capital Needs - Debentures Financings” below.

*	On October 30, 2016, fieldwork was completed on the Company’s proprietary Nike 3D seismic survey (the “Nike 3D Survey”) covering an approximately 69 sq. miles (179 sq. km.) section of the southwest portion of the Prospect. The Nike 3D Survey was completed at a “turnkey price” of approximately $2,379,000.

*	The raw data from the Nike 3D Survey was converted to analytical quality information, processed and interpreted by the Company’s geophysical advisor. Interpretation of the processed data included advanced technical analysis by specialized consultants. This technical work identified an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. The Company has prioritized these initial prospective locations for presentations to potential sources of significant capital. Technical analysis is on-going.

Current Primary Activities

The Company’s current primary activity is to complete either a major financing or a major joint venture relationship, or both, so that it can execute the remaining work on the Prospect’s five-year work commitment (the “Commitment”) as described below, and develop the Prospect.

The License is subject to a Commitment, which imposes certain financial obligations on the Company. In management’s view, the geotechnical work completed in Years 1 and 2 of the Commitment was sufficient to satisfy the License requirements for those two years. Required reports in connection with these activities were timely filed. To date, no comments from the government have been received, and management understands that the overseeing government agency is required by law to furnish comments within 30 days after the reports are filed. Moreover, such agency has extended and modified the Commitment a number of times since the filing of the reports, and has been very accommodating with the Company’s requests to it.

Over the last several years, a number of extensions and modifications of the Commitment have been granted. The current remaining Commitment is as follows:

*	Year 3 ending April 30, 2020 - Shoot 2D seismic data totaling at least 62 miles (100 km.) and shoot 3D seismic data totaling at a minimum of 77 sq. miles (200 sq. km.) and drill two wells.

*	Year 4 ending April 30, 2021 - Shoot 3D seismic data totaling at a minimum of 77 sq. miles (200 sq. km.) and drill two wells.

*	Year 5 ending April 30, 2022 - Drill three wells.

The Company needs a significant amount of capital to fulfill its obligations under the Commitment. Moreover, the Debentures mature in May 2021, and the Company will need to raise additional funds or generate sufficient revenues through Hydrocarbons production to timely repay the Debentures. The Company’s capital requirements and financing activities are described in the section captioned “Liquidity and Capital Requirements” below. The success of the initial phase of the Company’s plan of operation depends upon the Company’s ability to obtain additional capital or enter into a suitable joint venture arrangement in order to acquire additional seismic data and successfully drill Commitment wells. Failure to obtain required additional capital or enter into a suitable joint venture arrangement will materially and adversely affect the Company and its stockholders in ways that are discussed in the section captioned “Liquidity and Capital Resources - Consequences of a Financing Failure” below. The Company cannot provide assurance that it will obtain the necessary capital and/or enter into a suitable joint venture agreement.

Results of Operations

Results of operations for the three- and six-month periods ended August 31, 2019 and 2018 are summarized in the table below:

	Three Months Ended August 31, 2019	Three Months Ended August 31, 2018	Six Months Ended August 31, 2019	Six Months Ended August 31, 2018
Revenue	$-	$-	$-	$-
Operating expenses	(760,075)	(353,112)	(2,416,636)	(773,641)
Other income/(expenses)	(555,658)	(508,851)	(1,100,419)	(1,289,280)
Net income/(loss)	$(1,315,733)	$(861,963)	$(3,517,055)	$(2,062,921)

Operating expenses for the three- and six-month periods ended August 31, 2019 and 2018 are summarized in the table below:

	Three Months Ended August 31, 2019	Three Months Ended August 31, 2018	Six Months Ended August 31, 2019	Six Months Ended August 31, 2018
Stock-based compensation	$62,500	$-	$802,500	$-
General and administrative	326,561	286,254	851,514	613,336
Warrant modification expense	371,014	-	735,697	-
Exploration costs	-	66,858	26,925	160,305
Total Operating Expenses	$760,075	$353,112	$2,416,636	$773,641

Results of Operations for the Three-Month Periods Ended August 31, 2019 and 2018

Revenues. The Company did not earn any revenues for either the quarter ended August 31, 2019, or the similar period in 2018. Sales revenues are not anticipated until such time as the Prospect has commenced commercial production of Hydrocarbons. As the Company is presently in the exploration stage of its operations, no assurance can be provided that commercially exploitable levels of Hydrocarbons on the Prospect will be discovered, or if such resources are discovered, that the Prospect will commence commercial production.

Operating Expenses. Total operating expenses incurred during the quarter ended August 31, 2019 increased by approximately $407,000 (115%), compared to those incurred during the quarter ended August 31, 2018. During the quarter ended August 31, 2019, stock-based compensation expense totaled $62,500, compared to $0 for the quarter ended August 31, 2018. During the quarter ended August 31, 2019, warrant modification expense totaled approximately $371,000, compared to $0 for the quarter ended August 31, 2018. Professional fees increased 94% to approximately $248,000 for the quarter ended August 31, 2019, due to an increase in consulting fees related to the Company’s preparations for drilling and financing for those efforts, compared to approximately $128,000 for the quarter ended August 31, 2018. These operating expense increases were partially offset by a 100% decrease in exploration costs, reflecting the completion of most geological and geophysical analysis activities in the quarter ended August 31, 2018.

Results of Operations for the Six-Month Periods Ended August 31, 2019 and 2018

Revenues. The Company did not earn any revenues for either the six months ended August 31, 2019 or the similar period in 2018. Sales revenues are not anticipated until such time as the Prospect has commenced commercial production of Hydrocarbons. As the Company is presently in the exploration stage of its plan, no assurance can be provided that commercially exploitable levels of Hydrocarbons on the Prospect will be discovered, or if such resources are discovered, that the Prospect will commence commercial production.

Operating Expenses. Total operating expenses incurred during the six-month ended August 31, 2019 increased by approximately $1,643,000 (212%), compared to those incurred during the six-month ended August 31, 2018. During the six-month ended August 31, 2019, stock-based compensation expense totaled $802,500, compared to $0 for the six-month ended August 31, 2018. During the six-month ended August 31, 2019, warrant modification expense totaled approximately $735,697, compared to $0 for the six-month ended August 31, 2018. Professional fees increased 96% to approximately $563,000 for the six-month ended August 31, 2019, due to an increase in consulting fees related to the Company’s preparations for drilling and financing for those efforts, compared to approximately $287,000 for the six-month ended August 31, 2018. These expense increases were partially offset by an 83% decrease in exploration costs, reflecting the completion of most geological and geophysical analysis activities in the six-month ended August 31, 2018.

Cash Flow for the Six-Month Periods Ended August 31, 2019 and 2018

Cash Used in Operating Activities: Operating activities for the six-month ended August 31, 2019 used cash of $550,782, compared to $746,362 for the quarter ended August 31, 2018, primarily due to a 83% decrease in exploration costs due to the completion of most geological and geophysical analysis activities in the quarter ended August 31, 2018.

Cash Used in Investing Activities: No cash was used for investing activities during the quarter ended August 31, 2019 and the quarter ended August 31, 2018.

Cash Provided by Financing Activities: Financing activities totaled $250,000 during the six-month period ended August 31, 2019 due to gross proceeds of the private placement sale of 1,000,000 shares of common stock at a price of $0.25 per common share. Financing activities totaled $1,350,000 for the six-month period ended August 31, 2018. This is due to the Texican purchase of its remaining additional Debentures with an aggregate original principal amount of $350,000 and gross proceeds of $1,040,000 from the private placement of 5,200,000 shares of common stock during the six months ended August 31, 2018 at a price of $0.20 per common share, net of associated costs of $40,000.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Liquidity and Capital Resources

Financing History and Immediate, Short-Term Capital Needs

Early Financings. From January 2012 through May 27, 2016, business activities were financed primarily through private placements of Common Shares. During that period, several rounds of equity financing were conducted which raised total “seed” capital in the amount of $2,723,750 resulting in the issuance of 19,657,501 Common Shares. Moreover, from time to time, members of management provided short-term bridge funding. These advances were repaid out of proceeds from the Debentures financings described below.

Debentures Financings. Since May 2016, the Company has relied on a series of placements of Debentures (debt instruments convertible into Common Shares). The 14 Debentures comprising this series were issued pursuant to a Securities Purchase Agreement executed on May 27, 2016. Debentures having an aggregate original principal amount of $6,850,000 have been placed. In conjunction with certain Debentures, Warrants were issued that grant the related Holder the right to purchase up to a maximum of 19,125,000 Common Shares at an initial per-Common Share exercise price of $0.20.

Each of the Debentures includes the following features:

*	The Debentures bear interest at the rate of eight percent (8%) per annum, compounded quarterly. However, upon the occurrence and during the continuance of a stipulated event of default, the Debentures will bear interest at the rate of twelve percent (12%) per annum.

*	Interest need not be paid on the Debentures until the principal amount of the Debentures becomes due and payable. Instead, accrued interest is added to the outstanding principal amount of the Debentures quarterly. Nevertheless, the Company may elect to pay accrued interest in cash at the time that such interest would otherwise be added to the outstanding principal amount of the Debentures.

*	The principal plus accrued interest on the Debentures is due and payable in a single balloon payment on or before May 27, 2021.

*	The Company is not entitled to prepay the Debentures prior to their maturity.

*	The Debentures are convertible, in whole or in part, into Common Shares at the option of Holders, at any time and from time to time. The conversion price for Debentures having an aggregate original principal amount of $5,887,500 is $0.16, while the conversion price for Debentures having an aggregate original principal amount of $962,500 is $0.20. All conversion prices are subject to certain adjustments that are believed to be customary in transactions of this nature, including so-called “down round” financing adjustments. The Company is subject to certain liabilities and liquidated damages for any failure to timely honor a conversion of the Debentures, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

*	The Holders are entitled to have them redeemed completely or partially upon certain events (such as a change of control transaction involving the Company or the sale of a material portion of the Company’s assets) at a redemption price equal to 120% of the then outstanding principal amount of the Debentures and 100% of accrued and unpaid interest on the outstanding principal amount of the Debentures, plus all liquidated damages and other amounts due thereunder in respect of the Debentures.

*	The Debentures feature negative operating covenants, events of default and remedies upon such events of default that are believed to be customary in transactions of this nature. One of the remedies upon an event of default is the Holders’ ability to accelerate the maturity of the Debentures such that all amounts owing under the Debentures would become immediately due and payable. The Holders would then be able to resort to the collateral securing the Debentures, if the Company did not pay the amount outstanding, which is likely to be the case.

*	The Debentures are secured by virtually all of the Company’s assets owned directly or indirectly but for the License, which is held by the Subsidiary. Moreover, the Company has separately guaranteed the Debentures and has pledged all of its stock in the Subsidiary to secure such guarantee. The essential effect of these security arrangements is that, if the Company defaults on or experiences an event of default with respect to the Debentures, the Holders could exercise the rights of a secured creditor, which could result in the partial or total loss of nearly all of the Company’s assets, in which case its business could cease and all or substantially all stockholders’ equity could be lost.

Each of the Warrants includes the following features:

*	The initial per-Common Share exercise price of the Warrants is $0.20 and is subject to certain adjustments that are generally believed to be customary in transactions of this nature. Subject to certain exceptions, the exercise price of the Warrants involves possible adjustments downward to the price of any Common Shares or their equivalents sold by the Company during the term of the Warrants for less than the then applicable exercise price of the Warrants. Upon the adjustment of the exercise price, the number of Common Shares issuable upon exercise of the Warrants is proportionately adjusted so the aggregate exercise price of the Warrants remains unchanged.

*	The Warrants are currently exercisable and remain so until their extended expiration date of December 31, 2019 with respect to 13,875,000 warrant shares, February 15, 2020 with respect to 3,750,000 warrant shares, or September 19, 2020 with respect to 1,500,000 warrant shares.

*	The Company is subject to certain liabilities and liquidated damages for failure to timely honor an exercise of the Warrants, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

The largest Holder of the Debentures has the right to have elected to the Company’s Board of Directors one nominee, but this Holder has not yet exercised this right. However, a representative of the largest Holder of the Debentures may be added to the Company’s Board of Directors in the future.

Moreover, the Holders have the right to require the Company to register with the SEC the resale of the Common Shares into which Debentures can be converted, the Common Shares that can be acquired upon the exercise of the Warrants and possibly other Common Shares.

The proceeds from the Debentures placements were generally used to fund the acquisition, processing and interpretation of the Nike 3D Survey data and payment of the Company’s and the Holders’ expenses associated with the placements. A portion of these proceeds were used to retire all of the then outstanding indebtedness, and to acquire a 5.0% overriding royalty interest relating to the Prospect. Funds were also used for payment of general and administrative expenses. In addition to the preceding, a portion of the proceeds was used to pay a geophysical advisor.

More Recent Equity Placements. Beginning in November 2016 and continuing through the date of this Report, the Company closed on a series of equity placements in which an aggregate of 7.9 million Common Shares were issued for an aggregate purchase price of $1,630,000.

Available Cash. As of August 31, 2019, the Company had cash of approximately $183,000 and had negative working capital of about $2,012,000. As of October 14, 2019, the Company had approximately $129,000 of cash on-hand. Management believes that the cash on hand, as of the preceding date, will be sufficient to finance general and administrative expenses through December 31, 2019, although no assurance of this can be provided. However, this amount of cash will be insufficient to allow the Company to fulfill its Commitment obligations in a timely manner. A plan for financing these obligations is discussed below. Management intends to finance all of the general and administrative expenses beyond available cash on hand through private placements of the Company’s Common Shares undertaken from time to time, until such time as a major financing or cash flow provides funds for general and administrative expenses. Currently, the Company’s goal is to raise up to $1.0 million through a private placement now being undertaken. If successful in raising $1.0 million in the private placement, it is estimated that the related net proceeds will be sufficient to finance general and administrative activities through December 31, 2020. However, no assurance can be given that the amounts will be adequate. Moreover, no assurance can be provided of successfully raising any additional funds for this purpose. Furthermore, as previously stated, the funds from the private placement will not be sufficient to satisfy the Commitment for future years in any meaningful way.

Long-Term Capital Needs

The five-year Commitment relating to the License imposes certain obligations on the Company. The work requirements of the first two years, which included geotechnical studies and the Nike 3D Survey, have been completed and reports and certain work materials have been submitted as required by the South Australian government. Going forward, additional funds will be required to meet the seismic and drilling obligations of License Years 3, 4 and 5. Working capital will also be needed to satisfy general and administrative expenses. Between October 2019 and April 2022, it is estimated that the Company will need to raise an additional $23 million to have sufficient capital to meet the remaining Commitment specified in the License and fund operations. Net revenues produced from successful wells could provide some of the funds required to meet these capital needs. However, no assurance can be given that this or any other amount of financing will be obtained or that any revenue will be realized.

If initial wells are successful, work will continue with a full development plan, the scope of which is now uncertain but will be based on technical analysis of seismic data, drilling and log reports, production history and cost estimates. However, all of the preceding plans are subject to the availability of sufficient funding and the receipt of all governmental approvals. Without sufficient available funds to undertake these tasks, additional financings or a joint venture partner will be required.

Failure to procure a joint venture partner or raise additional funds will preclude the Company from pursuing its business plan and expose the Company to the loss of the License. Moreover, if the business plan proceeds as described, but the initial wells do not prove to hold producible reserves, the Company could be forced to cease its initial exploration efforts on the Prospect.

Major Financing Efforts and Other Sources of Capital

The Company’s capital strategy has been, and continues to be, a single major capital raising transaction to provide sufficient funds to satisfy its capital needs for a number of years to come. While management has not completely abandoned this strategy, the Company has shifted its emphasis in an effort to engage in one or more smaller capital raising transactions to provide sufficient funds to satisfy ongoing and future capital needs. The Company has issued Debentures having an aggregate original principal amount of $6,850,000. The Company’s plan for financing its future general and administrative expenses is described in the section captioned “Financing History and Immediate, Short-Term Capital Needs - Available Cash” above. The Company’s plan for financing the Commitment is described in the following paragraph.

The interpretation and analysis of the Company’s geological data resulted in an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. These initial prospective locations were prioritized, and the results are being presented to prospective investors with a view to securing the capital to commence the Company’s initial drilling program and to prospective joint venture partners with a view to securing a farm-out arrangement. The Company needs to complete a major capital raising transaction or joint venture arrangement or some combination of the two to continue moving its business plan forward. In the interim, the Company is continuing efforts to raise comparably smaller amounts to cover general and administrative expenses. The Company has no assurance that it will be able to raise any required funds.

Sales from production as a result of successful exploration and drilling efforts would provide the Company with incoming cash flow. The proved reserves associated with production would most likely increase the value of the Company’s rights in the Prospect. This, in turn, should enable the Company to obtain bank financing (after the wells have produced for a sufficient period of time to satisfy the lenders requirements). Both of these results would enable the Company to continue with its development activities. Significant positive cash flow is a critical long-term success factor for the Company’s plan of operation. Management believes that, if the Company’s plan of operation successfully progresses as planned, sufficient cash flow and debt financing will be available for purposes of properly pursuing its plan of operation, although the Company can make no assurances in this regard.

Finally, to reduce its cash requirements, the Company might attempt to satisfy some of its obligations by issuing Common Shares, which would result in dilution in the percentage ownership interests of the Company’s existing stockholders and could result in dilution of the net asset value per Common Share of the Company’s existing stockholders.

Consequences of a Financing Failure

If required financing is not available on acceptable terms, the Company could be prevented from satisfying its Commitment obligations or developing the Prospect to the point that the Company is able to repay the Debentures, which become due in May 2021. Failure to satisfy Commitment obligations could result in the eventual loss of the License and the total loss of the Company’s assets and properties. Failure to timely pay the Debentures could result in the eventual exercise of the rights of a secured creditor and the possible partial or total loss of the Company’s assets. Failure to procure required financing on acceptable terms could prevent the Company from developing the Prospect. If any of the preceding events were to occur, the Company could be forced to cease operations, which could result in a complete loss of stockholders’ equity. If additional financing is not obtained through an equity or debt offering, the Company could find it necessary to sell some portion or all of the Prospect under unfavorable circumstances and at an undesirable price. However, no assurance can be provided that the Company will be able to find interested buyers or that the funds received from any such partial sale would be adequate to fund additional activities. Future liquidity will depend upon numerous factors, including the success of the Company’s exploration and development program, satisfactory achievement of Commitment obligations and capital raising activities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer (the “CEO”) and principal financial officer (the “CFO”), the evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Exchange Act Rule 13a 15(e) and Rule 15d 15(e) as of the end of the period covered by this quarterly report was completed. Based on this evaluation, the CEO and CFO have determined that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness and an ineffective element of the Company’s financial procedures. Therefore, the CEO and CFO believe that disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that disclosure and controls designed to ensure that information required to be disclosed in Company filings or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Limitations on Effectiveness of Controls and Procedures

Company management, including the CEO and CFO do not expect that disclosure control procedures and/or internal controls will prevent all potential errors and/or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the actions or inactions of one or more individuals and/or by management override of various controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving stated goals under all potential future conditions. Over time, controls could become inadequate due to changes in internal and/or external conditions, or a deterioration in the degree of staff and/or systems compliance with the standards, policies and procedures of the Company.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During August 2019, the Company completed a private placement of 1.0 million Common Shares with two investors for an aggregate purchase price of $250,000. The issuances of these securities are claimed to be exempt pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Act”) and Rule 506(b) of Regulation D under the Act. No advertising or general solicitation was employed in offering these securities. The offering and sale were made only to accredited investors, and subsequent transfers were restricted in accordance with the requirements of the Act. None of the securities were registered under the Act, and none of them may be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements.

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

October 16, 2019

