Form 10-Q
period 2019-11-30
Discovery Energy Corp.
filed 2020-01-21
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 153,840,396 as of January 16, 2020.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp.

Consolidated Balance Sheets

(Unaudited)

	November 30, 2019	February 28, 2019
Assets
Current Assets
Cash	$79,448	$405,908
Prepaid expenses	79,716	23,246
Tax receivable	943	1,311
Total Current Assets	160,107	430,465
Oil and gas property – not subject to amortization (successful efforts method)	2,883,915	2,883,915
Other assets	33,885	35,730
Total Assets	$3,077,907	$3,350,110

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$1,899,463	$1,409,658
Accounts payable – related parties, net	765,420	149,190
Total Current Liabilities	2,664,883	1,558,848
Convertible debentures payable, net of debt discount	4,341,864	3,182,027
Total Liabilities	7,006,747	4,740,875

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock – 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock – 500,000,000 shares authorized, $0.001 par value – 153,590,396 and 148,240,396 shares issued and outstanding, respectively	153,590	148,240
Additional paid-in capital	19,942,529	18,059,682
Accumulated other comprehensive income	152,786	76,205
Accumulated deficit	(24,177,745)	(19,674,892)
Total Shareholders’ Deficit	(3,928,840)	(1,390,765)
Total Liabilities and Shareholders’ Deficit	$3,077,907	$3,350,110

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended November 30, 2019 and 2018

(Unaudited)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018
Operating Expenses
General and administrative	$406,045	$331,587	$2,795,756	$944,923
Exploration costs	15,525	68,257	42,450	228,562
Total operating expenses	421,570	399,844	2,838,206	1,173,485

Operating loss	(421,570)	(399,844)	(2,838,206)	(1,173,485)

Other Income (Expense)
Interest expense	(565,483)	(522,319)	(1,666,380)	(1,813,730)
Miscellaneous income	270	948	1,129	1,688
Gain on foreign currency transactions	985	893	604	2,284
Other income (expense)	(564,228)	(520,478)	(1,664,647)	(1,809,758)

Net loss	$(985,798)	$(920,322)	$(4,502,853)	$(2,983,243)

Loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	153,238,748	148,240,396	151,816,396	145,082,578

Comprehensive Income (Loss)
Net loss	(985,798)	(920,322)	(4,502,853)	(2,983,243)
Other comprehensive income (loss) – gain (loss) on foreign currency translation	(1,623)	(6,175)	76,581	75,110
Total comprehensive loss	$(987,421)	$(926,497)	$(4,426,272)	$(2,908,133)

The accompanying notes are an integral part of these unaudited interim financial statements.

Discovery Energy Corp.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Three and Nine Months Ended November 30, 2019 and 2018

(Unaudited)

	Common Stock		Additional		Accumulated Other	Total Shareholders’
	Number	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)
Balance, February 28, 2019	148,240,396	$148,240	$18,059,682	$(19,674,892)	$76,205	$(1,390,765)
Share-based compensation	3,700,000	3,700	736,300	-	-	740,000
Warrant modification expense	-	-	364,683	-	-	364,683
Gain on foreign currency translation	-	-	-	-	82,932	82,932
Net loss	-	-	-	(2,201,322)	-	(2,201,322)

Balance, May 31, 2019	151,940,396	151,940	19,160,665	(21,876,214)	159,137	(2,404,472)
Share-based compensation	250,000	250	62,250	-	-	62,500
Warrant modification expense	-	-	371,014	-	-	371,014
Sale of common stock	1,000,000	1,000	249,000	-	-	250,000
Loss on foreign currency translation	-	-	-	-	(4,728)	(4,728)
Net loss	-	-	-	(1,315,733)	-	(1,315,733)

Balance, August 31, 2019	153,190,396	153,190	19,842,929	(23,191,947)	154,409	(3,041,419)
Sale of common stock	400,000	400	99,600	-	-	100,000
Loss on foreign currency translation	-	-	-	-	(1,623)	(1,623)
Net loss	-	-	-	(985,798)	-	(985,798)

Balance, November 30, 2019	153,590,396	$153,590	$19,942,529	$(24,177,745)	$152,786	$(3,928,840)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

	Common Stock		Additional		Accumulated Other	Total Shareholders’
	Number	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)
Balance, February 28, 2018	143,040,396	$143,040	$4,520,275	$(19,516,772)	$4,756	$(14,848,701)
Modified retroactive adjustment for derivative liability	-	-	12,544,607	3,627,512	-	16,172,119
Gain on foreign currency translation	-	-	-	-	89,584	89,584
Net loss	-	-	-	(1,200,958)	-	(1,200,958)

Balance, May 31, 2018	143,040,396	143,040	17,064,882	(17,090,218)	94,340	212,044
Sale of common stock	5,200,000	5,200	994,800	-	-	1,000,000
Loss on foreign currency translation	-	-	-	-	(8,299)	(8,299)
Net loss	-	-	-	(861,963)	-	(861,963)

Balance, August 31, 2018	148,240,396	148,240	18,059,682	(17,952,181)	86,041	341,782
Loss on foreign currency translation	-	-	-	-	(6,175)	(6,175)
Net loss	-	-	-	(920,322)	-	(920,322)

Balance, November 30, 2018	148,240,396	$148,240	$18,059,682	$(18,872,503)	$79,866	$(584,715)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Cash Flows

For the Nine Months Ended November 30, 2019 and 2018

(Unaudited)

	Nine Months Ended November 30, 2019	Nine Months Ended November 30, 2018
Cash flows from operating activities
Net loss	$(4,502,853)	$(2,983,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,159,837	1,054,504
Interest expense related to derivative liabilities in excess of debt	-	295,662
Stock-based compensation	802,500	-
Warrant modification expense	735,697	-
Foreign currency transaction (gain) loss	(604)	(2,284)
Changes in operating assets and liabilities:
Prepaid expenses	(56,470)	14,116
Tax receivable	368	(175)
Accounts payable and accrued liabilities	492,254	452,688
Accounts payable – related party, net	616,230	92,974
Net cash used in operating activities	(753,041)	(1,075,758)

Cash flows from financing activities
Proceeds from issuance of convertible debentures	-	350,000
Proceeds from sale of common stock	350,000	1,000,000
Net cash flows provided by financing activities	350,000	1,350,000

Effect of foreign currency translation on cash	76,581	75,110

Change in cash during the period	(326,460)	349,352

Cash, beginning of the period	405,908	261,141

Cash, end of the period	$79,448	$610,493

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash investing and financing activities:
Modified retroactive adjustment for derivative liabilities	$-	$16,172,119

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation. As of November 30, 2019, approximately $800 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

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

For the three and nine months ended November 30, 2019 and 2018, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Common Shares Issuable for:	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018
Convertible debt	53,126,230	49,080,546	53,126,230	49,080,546
Stock warrants	19,125,000	19,125,000	19,125,000	19,125,000
	72,251,230	68,205,546	72,251,230	68,205,546

Comprehensive Income (Loss)

The Company recognizes currency translation adjustments as a component of comprehensive income (loss).

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company adopted this standard on March 1, 2019, and determined that it had no receipts or payments meeting the criteria of the ASU. Therefore, the adoption had no impact on the Company’s November 30, 2019 consolidated financial statements.

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

In addition, the Company elected practical expedients provided by the new standard whereby, the Company has elected to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs and to retain off-balance sheet treatment of short-term leases (i.e., 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise). As a result of the short-term expedient election, the Company has no leases that require the recording of a net lease asset and lease liability on the Company’s consolidated balance sheet or have a material impact on consolidated earnings or cash flows as of November 30, 2019. Moving forward, the Company will evaluate any new lease commitments for application of Topic 842.

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

As of November 30, 2019, the Company had not generated any revenues and had an accumulated loss of $24,177,745 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In July 2017, the License suspension was lifted in order to conduct a Work Area Clearance Survey (“WAC”) of several potential drill sites located in the southern portion of the License. After completing the Survey, the Company requested and received four additional six-month suspensions, one in July 2017, one in June 2018 and one in February 2019 resulting in a new expiration date of April 30, 2022.

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

Discovery does not believe that it will be able to complete its Year 3 Commitment obligations by their due date of April 30, 2020. Accordingly, Discovery expects to seek an extension of such obligations prior to the due date. While Discovery has to date been successful in obtaining such extensions, it has no assurance that any further extensions will be obtained. The failure to obtain the required extension will materially and adversely impact Discovery. See the section captioned “Liquidity and Capital Resources - Consequences of a Financing Failure” below

In four transactions, the Company acquired portions of the royalty interest associated with the PEL 512 License so that the Company now owns an aggregate 5.0% royalty interest, while the previous holders of the original 7.0% royalty interest continue to hold a 2.0% royalty interest.

On October 18, 2019, DESAL entered into a farmout agreement (the “Farmout Agreement”) and a joint operating agreement with WESI PEL 512 Pty Ltd, an unrelated third party company formed under the laws of New South Wales, Australia (“WESI”). Under the Farmout Agreement, WESI agreed to pay AU$2.5 million upfront cash payment to the Company in exchange for a 50% working interest in a specified 182,364 gross acre section of the Company’s Prospect. WESI will be responsible for 100% of the cost of a defined development work program for this section of the Prospect up to a maximum amount of AU$30.5 million. No accounting related to the Farmout Agreement is reflected in any of the financial statements comprising a part of this Report until such time as when the cash consideration has been paid to the Company. As of the filing of these financial statements, the Company has not yet received this cash.

5. Related Party Transactions

As of November 30, 2019 and February 28, 2019, the Company owed $765,420 and $149,190, respectively, to certain Company directors for accrued compensation and reimbursement of expenses paid on behalf of the Company.

During fiscal year 2019, the Company entered a verbal agreement with Keith D. Spickelmier, the Company’s Chairman of the Board, as a contractor. The Company paid a consulting fee for the nine months ended November 30, 2019 of $52,000.

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

6. Convertible Debentures Payable

From May 27, 2016 through November 30, 2019, the Company issued eleven rounds (I thru XI) of senior secured convertible debentures, the proceeds of which have funded the initial 3D seismic survey with respect to the Prospect, the interpretation of seismic data acquired, expenses associated with the seismic survey, costs associated with the debenture issuances, and general and administrative expenses. The debentures are secured by virtually all of the Company’s assets owned, directly or indirectly, but for the License. As discussed elsewhere, the Company may in the future sell additional senior secured convertible debentures having the same terms as those currently outstanding. The table below provides a summary of the senior secured convertible debentures issued through November 30, 2019 and related debt discount and amortization details.

Round	Issue Date	Maturity Date	Interest Rate	Conversion Price	Principal Amount	Debt Discount	Debentures, net of Debt Discount
Outstanding as of February 28, 2019:
I	May 27, 2016	May 27, 2021	8%	$0.16	$3,500,000	$3,500,000
II	Aug 16, 2016	May 27, 2021	8%	$0.16	200,000	199,999
	Aug 16, 2016	May 27, 2021	8%	$0.16	250,000	250,000
III	Dec 30, 2016	May 27, 2021	8%	$0.16	287,500	237,587
IV	Feb 15, 2017	May 27, 2021	8%	$0.16	1,000,000	1,000,000
V	Mar 31,2017	May 27, 2021	8%	$0.20	200,000	200,000
VI	Jul 5, 2017	May 27, 2021	8%	$0.20	137,500	137,500
	Jul 5, 2017	May 27, 2021	8%	$0.16	150,000	150,000
VII	Sept 19, 2017	May 27, 2021	8%	$0.16	400,000	400,000
	Sept 19, 2017	May 27, 2021	8%	$0.16	100,000	82,125
VIII	Oct 10, 2017	May 27, 2021	8%	$0.20	137,500	72,806
IX	Jan 3, 2018	May 27, 2021	8%	$0.20	137,500	137,500
X	April 2, 2018	May 27, 2021	8%	$0.20	137,500	137,500
XI	May 16, 2018	May 27, 2021	8%	$0.20	212,500	212,500
Amortized discount as of February 28, 2019						(3,049,544)
Balance as of February 28, 2019					6,850,000	3,667,973	$3,182,027
Activity for the nine months ended November 30, 2019:
Amortization of discount for the nine months ended November 30, 2019						(1,159,837)
Balance as of November 30, 2019					$6,850,000	$2,508,136	$4,341,864

The Company recognized $394,846 and $364,671 in debt discount amortization related to all of the debentures during the three months ended November 30, 2019 and 2018, respectively. The Company recognized $1,159,837 and $1,054,504 in debt discount amortization related to all of the debentures during the nine months ended November 30, 2019 and 2018, respectively.

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

The Company leases virtual office space in Houston, Texas, with a 4-month term ending March 31, 2020 for $193 per month and has a remaining obligation as of November 30, 2019 of $772. The Subsidiary leases virtual office space in Melbourne, Australia, on a month-to-month basis for AU$175. The Company’s server space is also leased on a month-to-month basis for CA$500 inside the office of Keith McKenzie, an officer and director of the Company.

During the three months ended November 30, 2019 and 2018, the Company incurred lease expense of $2,024 and $3,439, respectively, for the combined leases. For the nine months ended November 30, 2019 and 2018, the Company incurred lease expense of $7,393 and $8,728, respectively, for the combined leases.

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

Additionally, the Company received gross proceeds of $350,000 from the private placement of 1,400,000 shares of common stock during the nine months ended November 30, 2019 at a price of $0.25 per common share.

Warrants

The table below presents information about the Company’s outstanding warrants as of February 28, 2019 and November 30, 2019. Pursuant to debenture agreements dated May 27, 2016 and August 16, 2016, warrants to purchase 13,875,000 shares of the Company’s common stock had an original expiration date of May 27, 2019. On May 27, 2019, the Company entered into agreements to extend the related expiration dates to July 27, 2019. As a result of the modification, the Company recorded additional expense of approximately $365,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 2.35%, (2) expected life of 2 months, (3) expected volatility of 80%, and (4) zero expected dividends. On July 27, 2019, the Company entered into agreements to further extend the related expiration dates to December 31, 2019. As a result of the modification, the Company recorded additional expense of approximately $371,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 2.1%, (2) expected life of 5 months, (3) expected volatility of 80%, and (4) zero expected dividends. The expense related to these modifications was included in general and administrative expense on the statement of operations.

No expense was recorded by the Company for the incremental fair value of the warrants due to the early adoption of ASU 2017-11 as noted in Footnote 2.

Warrant activity during the nine months ended November 30, 2019 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Term
	Warrants	Exercise Price	(Years)
Outstanding at February 28, 2019	19,125,000	$0.20	0.49
Expired/Cancelled	-
Outstanding and exercisable as of November 30, 2019	19,125,000	$0.20	0.17

The intrinsic value of warrants outstanding at November 30, 2019 and February 28, 2019 was $5,718,375 and $-0-, respectively.

10. Subsequent Events

On December 3, 2019, the Company sold 250,000 shares of common stock, at a price of $0.20 per common share, to a private investor in exchange for gross proceeds of $50,000 pursuant to private placements.

On December 31, 2019, the Company entered into agreements to further extend the warrants dated May 27, 2016 and August 16, 2016 to February 29, 2020.

Item 2. Management’s Discussion and Analysis.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about Discovery that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “might,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Discovery’s other Securities and Exchange Commission filings. The following discussion should be read in conjunction with Discovery’s financial statements and related notes thereto included elsewhere in this report.

General

Discovery Energy Corp. (“Discovery”) was incorporated under the laws of the state of Nevada on May 24, 2006 under the name “Santos Resource Corp”. Discovery’s current business is the exploration and development of the 584,651 gross acres (914 sq. miles) area in South Australia (“Prospect”) held under Petroleum Exploration License PEL 512 (“License”). In May 2012, Discovery incorporated a wholly owned Australian subsidiary, Discovery Energy SA Ltd. (“DESAL”), for the purpose of acquiring a 100% working interest in the License. Discovery is in the initial exploration phase of determining whether or not the Prospect contains economically recoverable volumes of crude oil, natural gas and/or natural gas liquids (collectively “Hydrocarbons”). Although Discovery’s primary focus is on exploration and development of the Prospect, Discovery has received information about, and has had discussions regarding, the possible acquisition of or participation in additional Hydrocarbons opportunities. None of these discussions has led to an agreement in principle.

Recent Events

Farmout Agreement. On October 18, 2019, DESAL entered into a farmout agreement (the “FOA”) and a joint operating agreement (the “JOA”) with WESI PEL 512 Pty Ltd, a company formed under the laws of New South Wales, Australia (“WESI”). The FOA pertains to a 182,364 gross acre subsection of the Prospect (the “Section”). Discovery’s management has been advised that WESI is a recently formed entity that plans on becoming a public entity by undertaking a reverse merger with an existing company traded on the Australian Stock Exchange.

As discussed below, the FOA requires WESI to deliver to DESAL AU$2.5 million as “Cash Consideration.” The deadline by which WESI must remit this Cash Consideration has passed, and WESI failed to remit this amount. Although the FOA provides that it terminates automatically upon WESI failure to remit timely this Cash Consideration, Discovery continues to explore the possibility of completing a transaction on the terms, provisions and conditions contained in the FOA. Discovery has no assurance that it will complete such a transaction, and Discovery could terminate further discussions with WESI at any time. The following disclosure describes the terms, provisions and conditions contained in the FOA and the JOA, as these are the same upon which Discovery remains committed in an attempt to complete a transaction. Any final termination of discussions with WESI will be reported in a separate filing.

Under the FOA, DESAL is to assign to WESI one-half of DESAL’s 100% working interest in the South and Lycium blocks (collectively, the “Section”) of the Prospect. The assignment to WESI is referred to hereinafter as the “Assignment.” The South and Lycium blocks comprise an aggregate of 182,364 gross acres of the Prospect. Immediately after the Assignment, each of DESAL and WESI will own a 50% working interest in the Section. DESAL will continue to own a 100% working interest in a third block forming a portion of the Prospect and comprising an aggregate of 402,287 gross acres of the Prospect. DESAL and WESI have agreed to work together in good faith and use reasonable efforts to find a mutually satisfactory means to implement the preceding arrangement beyond the terms of the FOA.

In consideration of the Assignment, WESI (a) is to pay to DESAL AU$2.5 million in cash (the “Cash Consideration”) and (b) will be responsible for all investment expenditures of oil and gas exploration and development activities on the Section contemplated by an agreed work program and budget (including those for which DESAL would otherwise be responsible) up to a maximum of AU$30.5 million, excluding certain amounts (WESI’s obligations described in this (b) are referred to hereinafter as the “E&D Expenditure Obligations”). After WESI has satisfied its E&D Expenditure Obligations, DESAL and WESI will bear the investment expenditures of further exploration and development activities pro rata based on their respective working interests, except as otherwise described below. To secure the E&D Expenditure Obligations, WESI is obligated to obtain certain surety bonds, payable to DESAL after any WESI default. Under the agreements, DESAL and WESI will bear production and sales expenses pro rata based on their respective working interests. For this consideration, WESI will receive from Discovery a 50% working interest in the Section.

WESI will act as contract operator with respect to the Section for the sole and limited purposes of conducting, carrying out and satisfying in full the agreed work program and budget. DESAL shall remain the named operator for all other purposes, including maintaining its status as operator of record. WESI could become the full operator with respect to the Section after it has fully satisfied its E&D Expenditure Obligations.

After WESI has satisfied its E&D Expenditure Obligations, DESAL in its discretion may request that WESI extend DESAL’s carried position by WESI permanently being responsible for all investment expenditures of further exploration and development activities. If WESI accepts this request, the following results will occur:

**	WESI will receive from Discovery an additional portion of its working interest in the Section such that WESI and DESAL shall thereupon respectively own 77.5% and 22.5% working interests in the Section.
**	WESI will be responsible for all investment expenditures of further exploration and development activities.
**	WESI and DESAL will respectively have rights under the JOA of “operator” and “non-operator.”

DESAL’s obligations under the FOA are subject to certain customary conditions precedent, one of which is WESI’s payment to DESAL of the Cash Consideration, which WESI has not timely done.

Further information about the FOA and JOA can be found in Discovery’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 24, 2019.

Reverse Stock Split Authorization. Moreover, during the quarter ended November 30, 2019, Discovery’s stockholders overwhelmingly approved a proposed amendment of Discovery’s First Amended and Restated Articles of Incorporation to effect a reverse stock split (the “Reverse Stock Split”) of Discovery’s common stock, $.001 par value per share (the “Common Stock”), within a range from 1-for-15 to 1-for-25, with the exact ratio of the Reverse Stock Split to be determined by Discovery’s Board of Directors. There currently is no plan to implement the Reverse Stock Split. Implementation might proceed in connection with a capital raising transaction or the inclusion of the Common Stock in a trading market requiring a higher trading price than the current trading price of the Common Stock, such as the Nasdaq Capital Market and the NYSE American. In the absence of these events, Discovery expects that it will not implement the Reverse Stock Split. Stockholder approval of the Reverse Stock Split will expire on November 8, 2020.

Australian Wildfires. As extensively reported, Australia is experiencing worse than expected, annual wildfires, but these fires are nowhere near our acreage position in PEL-512 in South Australia. The wildfires are more than 1,000 miles away and there is no impact to Discovery properties. Furthermore, we do not foresee any impact financially or to the Company’s license and drilling plans from this natural disaster.

Historical Milestones

To date, Discovery has achieved the following milestones:

*	On October 26, 2012, the License was granted to DESAL. After the License grant, Discovery’s primary focus was on completing a financing to raise sufficient funds so that Discovery could undertake a required proprietary seismic acquisition program. After exploring a number of possible financings, the precipitous decline in crude oil prices starting in the summer of 2014 delayed Discovery’s ability to successfully complete a financing of the type being sought.

15

*

In May 2016, Discovery completed its first closing under a financing arrangement pursuant to which Discovery issued to two investors (singly a “Holder” and collectively the “Holders”) Senior Secured Convertible Debentures (each a “Debenture” and collectively the “Debentures”). To date, Discovery has issued a total of 14 Debentures having an aggregate original principal amount of $6,850,000. The Debentures are due and payable on or before May 27, 2021. Interest on the Debentures to date has been accrued and added to principal, thereby increasing the outstanding balance on the Debentures to approximately $8,727,000 as of the date of this Report. Interest will continue to be accrued until such time as the Debentures are repaid or converted. Among other uses, the proceeds from the Debentures enabled Discovery to undertake required seismic work. In conjunction with certain issuances of Debentures, warrants (“Warrants”) were issued that grant the related Holder the right to purchase up to a maximum of 19,125,000 shares of Discovery’s Common Stock (“Common Shares”), at an initial per-share exercise price of $0.20.  For more information about the Debentures and the Warrants, see the section captioned “Liquidity and Capital Resources - Financing History and Immediate, Short-Term Capital Needs - Debentures Financings” below.

*	On October 30, 2016, fieldwork was completed on Discovery’s proprietary Nike 3D seismic survey (the “Nike 3D Survey”) covering an approximately 69 sq. miles (179 sq. km.) section of the southwest portion of the Prospect. The Nike 3D Survey was completed at a “turnkey price” of approximately $2,379,000.

*	The raw data from the Nike 3D Survey was converted to analytical quality information, processed and interpreted by Discovery’s geophysical advisor. Interpretation of the processed data included advanced technical analysis by specialized consultants. This technical work identified an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. Discovery has prioritized these initial prospective locations for presentations to potential sources of significant capital. Technical analysis is on-going.

Current Primary Activity

Discovery’s current primary activity is to complete either a major financing or a major joint venture relationship, or both, so that it can execute the remaining work on the Prospect’s five-year work commitment (the “Commitment”) as described below, and develop the Prospect.

The License is subject to a Commitment, which imposes certain financial obligations on Discovery. In management’s view, the geotechnical work completed in Years 1 and 2 of the Commitment was sufficient to satisfy the License requirements for those two years. Required reports in connection with these activities were timely filed.

Over the last several years, a number of extensions and modifications of the Commitment have been granted. The current remaining Commitment is as follows:

*	Year 3 ending April 30, 2020 - Shoot 2D seismic data totaling at least 62 miles (100 km.) and shoot 3D seismic data totaling at a minimum of 77 sq. miles (200 sq. km.) and drill two wells.

*	Year 4 ending April 30, 2021 - Shoot 3D seismic data totaling at least 77 sq. miles (200 sq. km.) and drill two wells.

*	Year 5 ending April 30, 2022 - Drill three wells.

Discovery does not believe that it will be able to complete its Year 3 Commitment obligations by their due date of April 30, 2020. Accordingly, Discovery expects to seek an extension of such obligations prior to the due date. While Discovery has to date been successful in obtaining such extensions, it has no assurance that any further extensions will be obtained. The failure to obtain the required extension will materially and adversely impact Discovery. See the section captioned “Liquidity and Capital Resources - Consequences of a Financing Failure” below.

Discovery needs a significant amount of capital to fulfill its obligations under the Commitment. Moreover, the Debentures mature in May 2021, and Discovery will need to raise additional funds or generate sufficient revenues through Hydrocarbons production to timely repay the Debentures. Discovery’s capital requirements and financing activities are described in the section captioned “Liquidity and Capital Requirements” below. The success of the initial phase of Discovery’s plan of operations depends upon Discovery’s ability to obtain additional capital or enter into a suitable joint venture arrangement in order to acquire additional seismic data and successfully drill Commitment wells. Failure to obtain required additional capital or enter into a suitable joint venture arrangement will materially and adversely affect Discovery and its stockholders in ways that are discussed in the section captioned “Liquidity and Capital Resources - Consequences of a Financing Failure” below. Discovery cannot provide assurance that it will obtain the necessary capital and/or enter into a suitable joint venture agreement.

Results of Operations

Results of operations for the three- and nine-month periods ended November 30, 2019 and 2018 are summarized in the table below:

	Three Months Ended November 30, 2019	Three Months Ended November 30, 2018	Nine Months Ended November 30, 2019	Nine Months Ended November 30, 2018
Revenue	$-	$-	$-	$-
Operating expenses	(421,570)	(399,844)	(2,838,206)	(1,173,485)
Other income/(expenses)	(564,228)	(520,478)	(1,664,647)	(1,809,758)
Net income/(loss)	$(985,798)	$(920,322)	$(4,502,853)	$(2,983,243)

Operating expenses for the three- and nine-month periods ended November 30, 2019 and 2018 are summarized in the table below:

	Three Months Ended November 30, 2019	Three Months Ended November 30, 2018	Nine Months Ended November 30, 2019	Nine Months Ended November 30, 2018
Stock-based compensation	$-	$-	$802,500	$-
General and administrative	406,045	331,587	1,257,559	944,923
Warrant modification expense	-	-	735,697	-
Exploration costs	15,525	68,257	42,450	228,562
Total Operating Expenses	$421,570	$399,844	$2,838,206	$1,173,485

Results of Operations for the Three-Month Periods Ended November 30, 2019 and 2018

Revenues. Discovery did not earn any revenues for either the quarter ended November 30, 2019, or the similar period in 2018. Sales revenues are not anticipated until such time as the Prospect has commenced commercial production of Hydrocarbons. As Discovery is presently in the exploration stage of its operations, no assurance can be provided that commercially exploitable levels of Hydrocarbons on the Prospect will be discovered, or if such resources are discovered, that the Prospect will commence commercial production.

Operating Expenses. Operating expenses increased by $22,000 (5%) in the third quarter ended November 30, 2019 when compared to the same quarter in 2018. This increase reflects an approximately $115,000 decrease in cash costs, primarily for third party services, which was more than offset by the recognition of approximately $190,000 in deferred staff compensation expense, a non-cash item.

Results of Operations for the Nine-Month Periods Ended November 30, 2019 and 2018

Revenues. Discovery did not earn any revenues for either the nine months ended November 30, 2019 or the similar period in 2018. Sales revenues are not anticipated until such time as the Prospect has commenced commercial production of Hydrocarbons. As Discovery is presently in the exploration stage of its plan, no assurance can be provided that commercially exploitable levels of Hydrocarbons on the Prospect will be discovered, or if such resources are discovered, that the Prospect will commence commercial production.

Operating Expenses. Operating expenses increased by approximately $1.7 million (140%) in the nine months period ended November 30, 2019 when compared to the same period in the prior year. Cash expenses decrease by approximately $342,000 due to a reduction in exploration costs of $186,000 (completed interpretation and analysis of Nike 3D seismic survey data) and a decrease in cash general and administrative expenses of approximately $156,000 (primarily reduced third party services). However, non-cash expenses increased by approximately $2.0 million made up of the following:

*	$800,000 stock based compensation;

*	$700,000 for the extension of a warrants expiration date;

*	$500,000 for deferred staff compensation.

Cash Flows for the Nine-Month Periods Ended November 30, 2019 and 2018

Cash Used in Operating Activities: Operating activities for the nine-month ended November 30, 2019 used cash of $753,041, compared to $1,075,758 for the nine-month ended November 30, 2018, primarily due to a 81% decrease in exploration costs resulting from the completion of most geological and geophysical analysis activities in the nine-month ended November 30, 2019.

Cash Used in Investing Activities: No cash was used for investing activities during the nine months ending in November 30, 2019 and November 30, 2018.

Cash Provided by Financing Activities: Financing activities totaled $350,000 during the nine-month period ended November 30, 2019 resulting from the private placement of 1,400,000 common shares at a price of $0.25 per common share. Financing activities totaled $1,350,000 for the nine-month period ended November 30, 2018. This is due to the sale of additional Debentures with an aggregate original principal amount of $350,000 and gross proceeds of $1,040,000 from the private placement of 5,200,000 common shares during the nine months ended November 30, 2018 at a price of $0.20 per common share, net of associated costs of $40,000.

Off-Balance Sheet Arrangements

Discovery has no off-balance sheet arrangements.

Liquidity and Capital Resources

General

The discussion contained in this section does not take into account the possible completion of the proposed farmout transaction with WESI. If this transaction were completed, we believe that our liquidity and capital resources would be materially improved. However, we have no assurance that this transaction will be completed, and no one should rely on the completion of this transaction.

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

Debentures Financings. Beginning in May 2016 and continuing through August 2018, Discovery relied on a series of Debenture placements (debt instruments convertible into Common Shares). The 14 Debentures comprising this series were issued pursuant to a Securities Purchase Agreement executed on May 27, 2016. Debentures having an aggregate original principal amount of $6,850,000 have been placed. In conjunction with certain Debentures, Warrants were issued that grant the related Holder the right to purchase up to a maximum of 19,125,000 Common Shares at an initial per-Common Share exercise price of $0.20.

Each of the Debentures includes the following features:

*	The Debentures bear interest at the rate of eight percent (8%) per annum, compounded quarterly. However, upon the occurrence and during the continuance of a stipulated event of default, the Debentures will bear interest at the rate of twelve percent (12%) per annum.

*	Interest need not be paid on the Debentures until the principal amount of the Debentures becomes due and payable. Instead, accrued interest is added to the outstanding principal amount of the Debentures quarterly. Nevertheless, Discovery may elect to pay accrued interest in cash at the time that such interest would otherwise be added to the outstanding principal amount of the Debentures.

*	The principal plus accrued interest on the Debentures is due and payable in a single balloon payment on or before May 27, 2021.

*	Discovery is not entitled to prepay the Debentures prior to their maturity.

*	The Debentures are convertible, in whole or in part, into Common Shares at the option of Holders, at any time and from time to time. The conversion price for Debentures having an aggregate original principal amount of $5,887,500 is $0.16, while the conversion price for Debentures having an aggregate original principal amount of $962,500 is $0.20. All conversion prices are subject to certain adjustments that are believed to be customary in transactions of this nature, including so-called “down round” financing adjustments, which would cause the conversion prices to adjust downward to the price of any securities issued by Discovery at a price less than the conversion prices then in effect. Discovery is subject to certain liabilities and liquidated damages for any failure to timely honor a conversion of the Debentures, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

*	The Holders are entitled to have their Debentures redeemed completely or partially upon certain events (such as a change of control transaction involving Discovery or the sale of a material portion of Discovery’s assets) at a redemption price equal to 120% of the then outstanding principal amount of the Debentures and 100% of accrued and unpaid interest on the outstanding principal amount of the Debentures, plus all liquidated damages and other amounts due thereunder in respect of the Debentures.

*	The Debentures feature negative operating covenants, events of default and remedies upon such events of default that are believed to be customary in transactions of this nature. One of the remedies upon an event of default is the Holders’ ability to accelerate the maturity of the Debentures such that all amounts owing under the Debentures would become immediately due and payable. The Holders would then be able to resort to the collateral securing the Debentures, if Discovery did not pay the amount outstanding, which is likely to be the case.

*	The Debentures are secured by virtually all of Discovery’s assets owned directly or indirectly but for the License, which is held by DESAL. Moreover, Discovery has separately guaranteed the Debentures and has pledged all of its stock in DESAL to secure such guarantee. The essential effect of these security arrangements is that, if Discovery defaults on or experiences an event of default with respect to the Debentures, the Holders could exercise the rights of a secured creditor, which could result in the partial or total loss of nearly all of Discovery’s assets, in which case Discovery’s business could cease and all or substantially all stockholders’ equity could be lost.

Each of the Warrants includes the following features:

*	The initial per-Common Share exercise price of the Warrants is $0.20 and is subject to certain adjustments that are generally believed to be customary in transactions of this nature. Subject to certain exceptions, the exercise price of the Warrants involves possible adjustments downward to the price of any Common Shares or their equivalents sold by Discovery during the term of the Warrants for less than the then applicable exercise price of the Warrants. Upon adjustment of the exercise price, the number of Common Shares issuable upon exercise of the Warrants would be proportionately adjusted so that the aggregate exercise price of the Warrants would remain unchanged.

*

The Warrants are currently exercisable and remain so until their expiration dates of February 15, 2020 with respect to 3,750,000 warrants, September 19, 2020 with respect to 1,500,000 warrants, and February 29, 2020 with respect to 13,875,000 warrants that were recently extended from expiration on December 31, 2019.

*	Discovery is subject to certain liabilities and liquidated damages for failure to timely honor an exercise of the Warrants, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

The largest Holder of Debentures has the right to have elected to the Board of Directors (“Board”) one nominee. To date this Holder has not exercised this right.

Moreover, persons holding a majority of the outstanding Debentures have the right to require Discovery to register with the SEC the resale of the Common Shares into which Debentures can be converted, the Common Shares that can be acquired upon the exercise of the Warrants and possibly other Common Shares.

The proceeds from the Debenture placements were generally used to fund the acquisition, processing and interpretation of the Nike 3D Survey data and payment of Discovery’s and the Holders’ expenses associated with the placements. A portion of these proceeds were used to retire all of the then outstanding indebtedness, and to acquire a 5.0% overriding royalty interest relating to the Prospect. Funds were also used for payment of general and administrative expenses. In addition to the preceding, a portion of the proceeds was used to pay a geophysical advisor.

More Recent Equity Placements. Beginning in November 2016 and continuing through the date of this Report, Discovery closed on a series of equity placements in which an aggregate of 8.3 million Common Shares were issued for an aggregate purchase price of $1,730,000.

Available Cash. As of November 30, 2019, Discovery had cash of approximately $79,448 and had negative working capital of about $2,504,776. As of January 5th, 2020, Discovery had approximately $54,000 of cash on-hand. Management believes that the cash on hand, as of the preceding date, will be sufficient to finance general and administrative expenses through March 31, 2020 although no assurance of this can be provided. However, this amount of cash will be insufficient to allow Discovery to fulfill its Commitment obligations in a timely manner. A plan for financing these obligations is discussed below. Management intends to finance all of the general and administrative expenses beyond available cash on hand through private placements of Discovery’s Common Shares undertaken from time to time, until such time as a major financing or cash flow provides funds for general and administrative expenses. Currently, Discovery’s goal is to raise up to $5 million through a private placement now being undertaken. If successful in raising $5 million in the private placement, it is estimated that the related net proceeds will be sufficient to finance general and administrative activities through December 31, 2020. However, no assurance can be given that the amounts will be adequate. Moreover, no assurance can be provided of successfully raising any additional funds for this purpose. Furthermore, as previously stated, the funds from private placement(s) will not be sufficient to satisfy the Commitment for future years in any meaningful way.

Long-Term Capital Needs

The five-year Commitment relating to the License imposes certain obligations on Discovery. The work requirements of the first two years, which included geotechnical studies and the Nike 3D Survey, have been completed and reports and certain work materials have been submitted as required by the South Australian government. Going forward, additional funds will be required to meet the seismic and drilling obligations of License Years 3, 4 and 5. Working capital will also be needed to satisfy general and administrative expenses. Between December 2019 and April 2022, it is estimated that Discovery will need to raise an additional $20 million to have sufficient capital to meet the remaining Commitment specified in the License and fund operations. Net revenues produced from successful wells could provide some of the funds required to meet these capital needs. However, no assurance can be given that this or any other amount of financing will be obtained or that sufficient revenue will be realized.

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

Failure to procure a joint venture partner or raise additional funds will preclude Discovery from pursuing its business plan and expose Discovery to the loss of the License. Moreover, if the business plan proceeds as described, but the initial wells do not prove to hold sufficient producible reserves, Discovery could be forced to cease its initial exploration efforts on the Prospect.

Major Financing Efforts and Other Sources of Capital

Discovery’s capital strategy has been, and continues to be, a single major capital raising transaction to provide sufficient funds to satisfy its capital needs for a number of years to come. While management has not completely abandoned this strategy, Discovery has shifted its emphasis in an effort to engage in one or more smaller capital raising transactions to provide sufficient funds to satisfy ongoing and future capital needs. Discovery has issued Debentures having an aggregate original principal amount of $6,850,000. Discovery’s plan for financing its future general and administrative expenses is described in the section captioned “Financing History and Immediate, Short-Term Capital Needs - Available Cash” above. Discovery’s plan for financing the Commitment is described in the following paragraph.

The interpretation and analysis of Discovery’s geological data resulted in an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. These initial prospective locations were prioritized, and the results are being presented to prospective investors with a view to securing the capital to commence Discovery’s initial drilling program and to prospective joint venture partners with a view to securing a farm-out arrangement. Discovery needs to complete a major capital raising transaction or joint venture arrangement or some combination of the two to continue moving its business plan forward. In the interim, Discovery is continuing efforts to raise comparably smaller amounts of capital to cover general and administrative expenses. Discovery has no assurance that it will be able to raise sufficient funds.

Sales from production as a result of successful exploration and drilling efforts would provide Discovery with incoming cash flow. Proved reserves would most likely increase the value of Discovery’s rights in the Prospect. This, in turn, should enable Discovery to obtain bank financing (after the wells have produced for a sufficient period of time to satisfy lender requirements). Both of these results would enable Discovery to continue with its development activities. Significant positive cash flow is a critical long-term success factor for Discovery’s plan of operations. Management believes that, if Discovery’s plan of operations successfully progresses, sufficient cash flow and debt financing will be available for purposes of pursuing the plan of operations, although Discovery can make no assurances in this regard.

Finally, to reduce required funds to be raised, Discovery might attempt to satisfy some of its obligations by issuing Common Shares, which would result in dilution in the percentage ownership interests of Discovery’s then existing stockholders and could result in dilution of the net asset value per Common Share of these existing stockholders.

Consequences of a Financing Failure

If required financing is not available on acceptable terms, Discovery could be unable to satisfy its Commitment obligations or develop the Prospect to the point that Discovery is able to timely repay the Debentures, which become due in May 2021. Failure to satisfy Commitment obligations could also result in the eventual loss of the License and the total loss of Discovery’s assets and properties. Failure to timely pay the Debentures could result in the eventual exercise of the rights of a secured creditor and the possible partial or total loss of Discovery’s assets. Failure to procure required financing on acceptable terms could prevent Discovery from developing the Prospect. If any of the preceding events were to occur, Discovery could be forced to cease operations, which could result in a complete loss of stockholders’ equity. If additional equity or debt financing or a farmout is not obtained, Discovery could find it necessary to sell some portion or all of the Prospect under unfavorable circumstances and at an undesirable price. However, no assurance can be provided that Discovery will be able to find interested buyers or that the funds received from any such partial sale would be adequate to fund additional activities. Future liquidity will depend upon numerous factors, including the success of Discovery’s exploration and development program, satisfactory achievement of Commitment obligations and capital raising activities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer (the “CEO”) and principal financial officer (the “CFO”), the evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Exchange Act Rule 13a 15(e) and Rule 15d 15(e) as of the end of the period covered by this quarterly report was completed. Based on this evaluation, the CEO and CFO have determined that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness and an ineffective element of Discovery’s financial procedures. Therefore, the CEO and CFO believe that disclosure controls and procedures are not effective to ensure that information required to be disclosed by Discovery in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that disclosure and controls designed to ensure that information required to be disclosed in Company filings or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Limitations on Effectiveness of Controls and Procedures

Company management, including the CEO and CFO do not expect that disclosure control procedures and/or internal controls will prevent all potential errors and/or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Discovery have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the actions or inactions of one or more individuals and/or by management override of various controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving stated goals under all potential future conditions. Over time, controls could become inadequate due to changes in internal and/or external conditions, or a deterioration in the degree of staff and/or systems compliance with the standards, policies and procedures of Discovery.

Changes in Internal Controls over Financial Reporting

There have been no changes in Discovery’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Discovery’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During November 2019, Discovery completed a private placement of 400,000 Common Shares with one investor for an aggregate purchase price of $100,000. The issuance of these securities is claimed to be exempt pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Act”) and Rule 506(b) of Regulation D under the Act. No advertising or general solicitation was employed in offering these securities. The offering and sale were made only to an accredited investor, and subsequent transfers were restricted in accordance with the requirements of the Act. None of the securities were registered under the Act, and none of them may be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements.

Item 6. Exhibits.

The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description

10. 1	Farmout Agreement dated October 18, 2019 by and between Discovery Energy SA Ltd. and WESI PEL512 Pty Ltd
10. 2	Joint Operating Agreement dated October 18, 2019 by and between Discovery Energy SA Ltd. and WESI PEL512 Pty Ltd
10. 3	Fourth Amendment to Securities Purchase Agreement and Amendment to Debentures among Discovery, Discovery Energy SA Ltd., DEC Funding LLC and Texican Energy Corporation
31.01	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.02	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

January 21, 2020

