Form 10-K
period 2020-02-29
Discovery Energy Corp.
filed 2020-07-17
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $12,127,219.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 154,090,396 as of July 16, 2020

DOCUMENTS INCORPORATED BY REFERENCE

None.

DISCOVERY ENERGY CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2020

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

PART I

Item 1. Business.

General

Discovery Energy Corp. (the “Company”) was incorporated under the laws of the state of Nevada on May 24, 2006 under the name “Santos Resource Corp”. The current business of the Company is the exploration and development of the 584,651 gross acres (914 sq. miles) area in South Australia (“Prospect”) held under Petroleum Exploration License PEL 512 (“License”). The Prospect is located in the “Western Flank” area, which is the southwest Permian edge of the Cooper and Eromanga Basins, the most prolific producing onshore region in Australia. There are three separate acreage blocks in the Prospect: West (~400,000 acres), South (~181,000 acres) and Lycium (~4,000 acres). In May 2012, the Company incorporated a wholly owned Australian subsidiary, Discovery Energy SA Ltd. (“Subsidiary”), for the purpose of acquiring a 100% working interest in the License. In May 2016, the Subsidiary’s legal entity status changed from public to private and its name changed to Discovery Energy SA Pty Ltd. The Company is in the initial exploration phase of determining whether or not the Prospect contains economically recoverable volumes of crude oil, natural gas and/or natural gas liquids (collectively “Hydrocarbons”). Although the Company’s current focus is primarily on the Prospect, management from time-to-time exchanges information with other industry participants regarding additional investment opportunities in Australia.

Recent Developments and Events

During fiscal 2020, the Company entered into a contractual arrangement believed significant to the Company at the time. In addition, the Company has been dramatically affected by two recent developments beyond the Company’s control. The remainder of this section discusses these developments and events.

Terminated Farmout Arrangement. During fiscal 2020, the Subsidiary entered into a farmout agreement (the “Farmout Agreement”) with WESI PEL512 Pty Ltd, a company formed under the laws of New South Wales, Australia (“WESI”). Pursuant to the Farmout Agreement, the Subsidiary was to assign to WESI one-half of the Subsidiary’s 100% working interest in the South and Lycium blocks of the Prospect. In consideration of this assignment, WESI was obligated (among other things) to pay to the Subsidiary AU$2.5 million in cash (the “Cash Consideration”) within forty five (45) days of the signing of the Farmout Agreement. WESI failed to timely pay the Cash Consideration. As a result, the Farmout Agreement terminated automatically upon such failure. Upon the termination of the Farmout Agreement, the Company resumed efforts to complete a major capital raising or joint venture transaction. Such efforts are ongoing.

Coronavirus Pandemic. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), surfaced in Wuhan, China. Since then, SARS-CoV-2 and COVID-19 spread to many countries, including the U.S. The COVID-19 pandemic led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. It resulted in a significant spike in unemployment and a concomitant decline in economic activity in the U.S., Australia and many other countries, and any future outbreak of a health epidemic or other adverse public health developments may have similar effects. Although the effects of the COVID-19 pandemic had been lessening in the U.S. and other parts of the world overall, these effects recently started worsening again in the U.S. and elsewhere, creating renewed uncertainty regarding the future. The current COVID-19 pandemic could continue to, and future similar epidemics or pandemics could also, materially and adversely impact our ability to finance and conduct our business once it becomes operational, and could materially and adversely impact our operations, financial condition and results. See the risk factor captioned “PANDEMICS OR DISEASE OUTBREAKS (SUCH AS THE NOVEL CORONAVIRUS, ALSO KNOWN AS THE COVID-19 VIRUS) COULD MATERIALLY AND ADVERSELY AFFECT US IN A VAREITY OF WAYS.”

Severe Hydrocarbons Price Decline. Another recent development occurring more or less simultaneously with the COVID-19 pandemic is a Hydrocarbons price war that began in early March 2020. At the time that this event started on March 8, 2020, the price of Brent crude was $45.27 per barrel, which was already down from a recent high of $68.91 on January 6, 2020. Such price declined to a low of $19.33 on April 21, 2020. On July 10, 2020, the posted price of Brent was $43.17. Prices of Hydrocarbons are volatile and entail certain risks. See the risk factor captioned “HYDROCARBONS ARE COMMODITIES SUBJECT TO PRICE VOLATILITY BASED ON MULTIPLE FACTORS OUTSIDE THE CONTROL OF PRODUCERS, AND LOW PRICES MAY MAKE PROPERTIES UNECONOMIC.” The Company has no assurance that the price of Hydrocarbons will recover to adequate levels or that the Company will not be harmed by prolonged low levels of Hydrocarbon prices.

Historical Milestones

To date, the Company has achieved the following milestones:

*	On October 26, 2012, the License was granted to the Subsidiary. After the License grant, the Company’s primary focus was on completing a financing to raise sufficient funds so that the Company could undertake a required proprietary seismic acquisition program. After exploring a number of possible financings, the precipitous decline in crude oil prices starting in the summer of 2014 delayed the Company’s ability to successfully complete a financing of the type being sought.
*	In May 2016, the Company completed its first closing under a financing arrangement pursuant to which the Company issued to two investors Senior Secured Convertible Debentures due May 27, 2021 (each a “Debenture” and collectively the “Debentures”). To date, the Company has issued a total of 14 Debentures having an aggregate original principal amount of $6,850,000. The Debentures are due and payable on or before May 27, 2021. Interest on the Debentures to date has been accrued and added to principal, thereby increasing the outstanding balance on the Debentures to approximately $9,139,000 as of June 30, 2020. Interest will be accrued until such time as the Debentures are repaid or converted. Among other uses, the proceeds from the Debentures enabled the Company to undertake required seismic work. In conjunction with certain issuances of Debentures, warrants (“Warrants”) were issued that grant the holder the right to purchase up to a maximum of 19,125,000 common shares at an initial per-share exercise price of $0.20. For more information about the Debentures and the Warrants, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing History and Immediate, Short-Term Capital Needs - Debenture Financing” below.
*	On October 30, 2016, fieldwork was completed on the Company’s proprietary Nike 3D seismic survey (the “Nike Survey”) covering an approximately 69 sq. mile (179 sq. km.) section of the western portion of the South Block of the Prospect and directly on trend and in close proximity to mature producing oilfields and recent discoveries on the blocks to the north. The Nike Survey was completed at a “turnkey price” of approximately $2.4 million.
*	The raw data from the Nike Survey was converted to analytical quality information, processed and interpreted by the Company’s geophysical advisor. Interpretation of the processed data included advanced technical analysis by specialized consultants. This technical work identified an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. The Company has prioritized these initial prospective locations for presentation to potential sources of significant capital. Technical analysis is on-going.
*	In June 2017, the Company completed the archeological and environmental field surveys of seven prospective drilling locations as required by applicable laws and regulations. It subsequently filed reports on these surveys with the South Australian government; no material issues were identified at any of the prospective drilling sites.
*	In addition to the amounts raised pursuant to the Debentures arrangements, since the Company adopted its current business plan, the Company has raised funds totaling approximately $4.3 million through private placements of the Company’s common shares.
*	In several transactions to date, the Company (through the Subsidiary) purchased portions of an original 7.0% royalty interest relating to the Prospect retained by the party that, in effect, transferred and sold the License to the Company. As a result, the Company (through the Subsidiary) now owns an aggregate 5.0% royalty interest, while the previous holder of the original 7.0% royalty interest continues to hold a 2.0% royalty interest. The aggregate purchase price for the aggregate 5.0% royalty interest was $540,500.

Prospect

There are producing wells on trend and directly north and east of the Company’s South block. A typical Namur well, a primary producing reservoir in the Western Flank, is drilled to a depth of approximately 5,500 feet. The wellbore is vertical or near vertical and there is no lateral drilling or hydraulic stimulation required. This high-permeability reservoir combined with a strong aquifer system produces very high flow and recovery rates. Initial production rates typically range from approximately 450 to 940 barrels of oil per day (“BOPD”). Production is anticipated to be sweet, high gravity (45 degrees) crude which is expected to result in premium pricing. As described in the section captioned “Markets and Marketing” below, markets for the Company’s future production are readily accessible via existing infrastructure.

Beginning in 2018, Beach Energy began implementing horizontal drilling techniques targeting the lower permeability McKinlay and Birkhead reservoirs in the Western Flank. Several wells, with lateral sections of approximately 2,000 feet, were successfully drilled and completed. Initial production rates ranged from 800 to 2,000 BOPD resulting in an average well productivity improvement of 8.2 times over vertical wells for 1.5 times the cost. Typically, the time and cost to drill a well decreases and production rates and economics improve as additional wells are drilled and the increase in knowledge and experience is incorporated into best practices.

Exploration Activity

Since 2012, the Company has assembled a database that now includes a substantial inventory of data, analyses and technical information on the Cooper and Eromanga Basins, fields in the Western Flank, operators and operations, all in close proximity to the Prospect. In 2012, an engineering consultant was engaged to prepare an NI 51-101 compliant report which resulted in the identification of more than 110 seismic generated leads over approximately 30% of the Prospect. This was complimented by the reinterpretation of approximately 3,200 miles (5,153 km.) of 2D seismic data and the reprocessing and reinterpretation of approximately 55 sq. miles (141 sq. km.) of 3D seismic data from a survey conducted over the Lake Hope area in the eastern portion of the South block. The data described in the preceding sentence was acquired in connection with the issuance of the License. In late 2016, the Company conducted the approximately $2.4 million Nike Survey covering an area of approximately 69 sq. miles (179 sq. km.) located in the western section of the South block and directly on trend and in close proximity to mature producing oil fields and recent discoveries on blocks to the north. The Company has also undertaken some “work area clearance” (“WAC”) surveys.

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

The Company now holds a 100% working interest in the License, subject to overriding royalty interests as detailed below:

Royalty Holder	Percentage Royalty Interest
State of South Australia	10%
The Subsidiary	5%
Others	3%
Total	18%

In view of the overriding royalty interests detailed above, the Company’s net revenue interest in the License is 87%

The License is subject to a five-year work commitment as described below. Failure to comply with the work program requirements could lead to the cancellation of the License. The License also requires that insurance of the types and amounts of coverage that management believes are reasonable, customary and the industry standard be maintained, and contains provisions regarding environmental matters and liabilities that management also believes are reasonable, customary and the industry standard.

The initial term of the License is five years, with two five-year renewal terms, subject to the provisions of the South Australian Petroleum and Geothermal Energy Act 2000. As discussed herein, the initial five-year term has been suspended a number of times; as a result, this initial term currently remains in effect. At the end of the initial five-year term of the License and assuming that the Company has met its obligations, the License can be renewed for a first five-year renewal term, provided, however, that the Company must relinquish one-third of its acreage or convert all or portions of it to a Petroleum Retention License (a “PRL”). At the end of the first five-year renewal term of the License, assuming that the Company has met its commitment obligations, the License can be renewed for a second five-year renewal term, provided, however, that the Company must relinquish one-third of its original acreage or convert all or portions of the remaining acreage to a PRL. Relevant law requires the South Australian government to grant a PEL with respect to any acreage to be relinquished if the related licensee submits a reasonable application for renewal of the related license. Management believes that (as a matter of practice) the South Australian government almost invariably grants renewals, although the Company has no assurance that this will occur in its case. Any renewal could entail additional requirements, such as additional work commitments. Control over acreage can remain in effect indefinitely, so long as the licensee converts its license to a Petroleum Production License” (a “PPL”) and is producing Hydrocarbons from the related acreage. A PPL has requirements similar to but somewhat different from a PEL, and the scope of the acreage in effect “held by production” is limited by applicable law.

Plan of Operation

Current Status

The Company is in the initial phase of its Plan of Operation. To date, field operations have been limited to the successful completion of seismic and related WAC surveys. Without drilling results, the Company does not have the necessary technical data to prepare estimates of Hydrocarbon reserves needed to prepare various reports for submission to regulators. The Company cannot provide assurance that it will find commercially producible volumes of Hydrocarbons.

Current Primary Activities

The Company’s current primary activity is to complete either a major financing or a major joint venture relationship, or both, so that it can execute the remaining work commitment described below, and develop the Prospect.

The License is subject to a five-year work commitment, which imposes certain financial obligations on the Company. In management’s view, the geotechnical work completed in Years 1 and 2 of the commitment was sufficient to satisfy the License requirements for those two years. Required reports in connection with these activities were timely filed. To date, no comments from the government have been received, and management understands that the relevant government agency is required by law to furnish comments within 30 days after the reports are filed. Moreover, such agency has extended and modified the work commitment a number of times since the filing of the reports, and has been very accommodating with Company requests.

Over the last several years, a number of extensions and modifications of the work commitment have been granted. The current remaining work commitment is as follows:

*	Year 3 ending October 28, 2020 - Shoot 2D seismic data totaling at least approximately 62 miles (100 km.) and shoot 3D seismic data totaling at a minimum approximately 77 sq. miles (200 sq. km.) and drill two wells.
*	Year 4 ending October 29, 2021 - Shoot 3D seismic data totaling a minimum of approximately 77 sq. miles (200 sq. km.) and drill two wells.
*	Year 5 ending October 29, 2022 - Drill three wells.

The Company does not believe that it will be able to complete its Year 3 Commitment obligations by October 28, 2020 due date. Accordingly, the Company expects to seek an extension of such obligations prior to the due date. While the Company has to date been successful in obtaining such extensions, it has no assurance that any further extensions will be obtained. Failure to obtain extension will materially and adversely impact the Company. See the section captioned “Liquidity and Capital Resources - Consequences of a Financing Failure” below.

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

The Company initially plans to focus on oil-bearing formations, and thus crude oil is most likely to be the Company’s principal product for the foreseeable future, if the Company is successful in its exploration and production activities. Natural gas is not expected to be a significant opportunity for the foreseeable future. The Company expects that most of its oil production will be transported through trucking operations owned by others.

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

Markets and Marketing

The petroleum industry has been characterized historically by Hydrocarbon prices that fluctuate (sometimes dramatically), and supplier costs can rise significantly during industry booms. The most recent price decline cycle started in early March 2020 when an oil price war began. On March 8, 2020, the price of Brent crude was $45.27 per barrel, which was already down from a recent high of $68.91 on January 6, 2020. Such price declined to a low of $19.33 on April 21, 2020. On June 30, 2020, the posted price of Brent was $41.88. The Company has no assurance that the price of Hydrocarbons will recover to adequate levels or that the Company will not be harmed by prolonged low levels of Hydrocarbon prices. Hydrocarbon prices and markets are likely to remain volatile. Sales prices for these commodities are subject to wide fluctuations in response to relatively minor changes in supply and demand, market uncertainty, and a variety of additional factors beyond the Company’s control. These factors include:

*	international political conditions (including embargoes, wars and civil unrest, such as the recent unrest in the Middle East);

*	the domestic and foreign supply of Hydrocarbons;
*	consumer demand;
*	weather conditions;
*	domestic and foreign governmental regulations and other actions;
*	actions taken by the Organization of the Petroleum Exporting Countries (“OPEC”);
*	technological advances affecting energy consumption;
*	technology and knowledge advances’ impact seismic, drilling, development and production;
*	the price and availability of alternative fuels;
*	epidemics, pandemics and government action that impedes the ability of companies to undertake their businesses; and
*	general economic conditions.

Decreases in Hydrocarbon prices might not only decrease the Company’s future revenues on a per unit basis, but could also reduce the volumes that the Company could produce economically. A sustained decline in sales prices could materially and adversely affect the Company’s future business, financial condition, results of operations, liquidity and borrowing capacity, and may require a reduction in the carrying value of the Company’s assets. While the Company’s future revenues may increase if prevailing prices increase significantly, exploration and production costs and acquisition costs for additional properties and reserves could also increase. The Company might enter into hedging arrangements or use derivative financial instruments to hedge in whole or in part the risk associated with fluctuations in Hydrocarbon prices.

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

The principal Hydrocarbons transportation hub for the Western Flank is located in the vicinity of Moomba. This processing and transportation center is approximately 37 miles due east of the Prospect’s easternmost boundary and about 40 miles from the Company’s expected initial drill sites. These sites are located about 20 miles from a privately-owned terminal for trucking oil in Lycium. The Lycium Hub is also the terminal point for a main Trunk Line with a capacity of 20,000 barrels per day, which delivers oil to the Moomba Processing Facility. If the Company is unable to enter into a suitable contractual relationship with the owner of the truck terminal in Lycium, the Company would sell its crude oil production to a regional carrier that is legally required to purchase the Company’s produced crude oil and transport it by truck to Moomba. Large diameter pipelines deliver oil and gas liquids from Moomba south to Port Bonython (Whyalla). Natural gas is also moved south to Adelaide or east to Sydney. A gas transmission pipeline connects Moomba to Ballera, which is located northeastward in the State of Queensland. From Ballera, natural gas can be moved to Brisbane and Gladstone, where a liquefied natural gas (“LNG”) project is under development. The Moomba treating and transportation facilities and the southward pipelines were developed and are operated by a producer consortium led by Santos Limited.

The availability of a ready market for the Company’s production will depend upon a number of factors beyond the Company’s control, including the availability of other production in the Prospect’s vicinity, the proximity and capacity of Hydrocarbon pipelines, and fluctuations in supply and demand. Although the effect of these factors cannot be accurately predicted or anticipated, the Company does not anticipate any unusual difficulty in contracting to sell its production of Hydrocarbons to purchasers at prevailing market prices and under arrangements that are usual and customary in the industry. However, there can be no assurance that market, economic and regulatory factors will not in the future materially and adversely affect the Company’s ability to sell its production.

Sales prices for Hydrocarbon production are negotiated based on factors normally considered in the industry, such as the reported trading prices for Hydrocarbons on local or international commodity exchanges, distance from wells to pipelines, well pressure, estimated reserves, commodity quality and prevailing supply conditions. Historically, Hydrocarbon sales prices have experienced high volatility resulting from changing perceptions throughout the industry centered on supply and demand. The Company cannot predict the occurrence of events that may affect sales prices or the degree to which such prices will be affected. However, sales prices realized by the Company should be equivalent to the then current market prices in the geographic region of the Prospect. Typically, crude oil prices in Australia reflect or are “benchmarked” against European commodity market trading settlement prices, mainly Brent Crude.

The Company will strive to obtain the best sales prices in the area of its production. The Company’s revenues, profitability and future growth will depend substantially on prevailing prices. Decreases in the sales prices would likely adversely affect the carrying value of any proved reserves the Company is successful in establishing and its prospects, revenues, profitability and cash flow.

Competition

The Company expects to operate in the highly competitive areas of Hydrocarbon exploration, development and production. The Company believes that the level of competition in these areas will continue and may even intensify. In the areas of Hydrocarbon exploration, development and production, competitive advantage is gained through superior capital investment decisions, technological innovation and cost management. The Company’s competitors include major firms and a large number of independent companies. Because the Company expects to have control over acreage sufficient for its exploration and production efforts for the foreseeable future, the Company does not expect to compete for the acquisitions of properties for the exploration for Hydrocarbons. However, the Company will compete for the equipment, services and labor required to explore for, develop and produce its properties and to transport its production. Many of the Company’s competitors have substantially larger operating staffs and greater financial and other resources. In addition, larger competitors may be able to absorb the burden of any changes in laws and regulations more easily than the Company can, which would adversely affect its competitive position. Moreover, most of the Company’s competitors have been operating in the Western Flank for longer periods than the Company has and they have demonstrated the ability to operate through a number of industry cycles. The impact of this intense competition cannot currently be determined.

Regulation

The Company’s operations in South Australia and within the Western Flank are subject to the laws and regulations of the State of South Australia and the Commonwealth of Australia. The License was granted under the Petroleum and Geothermal Energy Act 2000 (SA) and the Company’s operations within and with respect to the License are governed by this Act and by the Petroleum and Geothermal Energy Regulations 2013 (SA). This legislation covers all phases of the Company’s operations including exploration, appraisal, development and production of Hydrocarbons from the License area. Other legislation which the Company will be required to comply with at various stages of its operations include: Environment Protection Act 1993 (SA); Aboriginal Heritage Act 1988 (SA); Native Title Act 1994 (SA) and Native Title Act 1993 (Cth). As its Hydrocarbon exploration and production operations in South Australia proceed, the Company will provide more detailed information regarding the material features and effects of these laws and regulations and such other legislation with which the Company will be required to comply.

Employees

As of the date of this Report, the Company had two employees. An additional employee has been added since the end of fiscal 2020. Fiscal 2020 was the first time that the Company had employees since it adopted its current business plan. However, the Company has used a number of consultants and part-time service providers in the past, including members of the Company’s management team. During fiscal 2020 and through the filing of this Report, the Company entered into employment agreements with three of its officers (one of whom is a director and an executive officer) and two consulting agreements with persons who are Company directors and executive officers. The agreements involving executive officers are described in “ITEM 11. EXECUTIVE COMPENSATION - Compensation Agreements with Key Personnel.” The Company’s needs for additional personnel in the future are uncertain.

Item 1A. Risk Factors.

An investment in our common shares is highly speculative and involves a high degree of risk. You should carefully consider all of the risks discussed below, as well as the other information contained in this Annual Report. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially and adversely affected and the trading price of our common shares could decline.

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

WE HAVE A HISTORY OF LOSSES, AND WE MAY NOT BECOME PROFITABLE.

We have incurred losses since our inception. For our fiscal year ended February 29, 2020, we incurred net losses of $5,903,133, of which interest expense, both non-cash and accrued, in the amount of $2,243,062 was a primary driver. As of February 29, 2020, we had an accumulated deficit of $25,578,025. We expect our losses to continue as we incur significant capital expenditures and operating expenses to explore for Hydrocarbons on the Prospect. These continuing losses will most likely be greater than current levels. If our revenues do not increase substantially or if our expenses exceed our expectations, we may never become profitable. There can be no assurance that our exploration and production activities will produce Hydrocarbons in commercially viable quantities, if any at all. Moreover, even if we succeed in producing Hydrocarbons, we expect to incur operating losses until such time (if ever) as we produce and sell a sufficient volume of our commercial production to cover direct production costs as well as corporate overhead. There can be no assurance that sales of our Hydrocarbon production will ever generate significant revenues, that we will ever generate positive cash flow from our operations or that (if ever attained) we will be able to sustain profitability in any future period.

WE ARE SIGNIFICANTLY LEVERAGED.

During a two-year period beginning in May 2016, we took on a significant amount of debt through the sale of Senior Secured Convertible Debentures due May 27, 2021 (each a “Debenture” and collectively the “Debentures”). The amount of this indebtedness (including principal and accrued interest) was approximately $9,139,000 compounded through June 30, 2020. Our Debentures are secured by all of our assets owned directly or indirectly but for the License. The use of secured indebtedness to finance our business is referred to as leveraging. Leveraging increases the risk of loss to us if and to the extent we have insufficient revenue to pay our debt obligations. In such event, cash from other sources will be required. Our Debentures must be repaid or converted by the holders thereof on or before May 27, 2021. Unless we generate such cash, we may not have sufficient funds to pay our Debentures and other indebtedness when due. In such event, we might be required to sell our assets and properties to meet our obligations, or to seek an extension to our Debentures, or alternative debt or equity financing. If sale, extension or refinancing is not obtained or consummated, we could default in our obligations.

THE EXERCISE OF SECURED CREDITOR RIGHTS COULD RESULT IN A SIGNIFICANT OR COMPLETE LOSS.

If we default on our Debentures, the remedy of our Debentures holders would be (among other things) to institute proceedings against our assets and properties to sell them to satisfy the amounts owed pursuant to our Debentures. This could result in the partial or total loss of our assets and properties. We have no assurance that, upon the exercise of our Debentures holders’ secured creditor rights, we would receive a return of anything on our assets and properties. The loss of our assets and properties by the exercise of our Debentures holders’ secured creditor rights would most likely materially and adversely affect our business, financial condition or assets, and could result in a total loss to our stockholders.

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

Pandemics or disease outbreaks (such as the novel coronavirus, also known as the COVID-19 virus) could materially AND adversely affect us in a vareity of ways.

Pandemics or disease outbreaks such as the novel coronavirus (the COVID-19 virus) could materially and adversely affect us in a number of ways. First, the current pandemic resulted, and future pandemics and epidemics could result, in economic downturns that could affect the market for our proposed products. Transport restrictions related to quarantines or travel bans, or simply declines in customers desire and willingness to travel, due to pandemics and epidemics have caused, and can be expected to cause when they occur in the future, significant declines in demand for products derived from crude oil, such as gasoline and jet fuel. Such declines greatly reduce not only the amount of products that can be sold on an aggregate basis, but also the price received for such products. Such results can be expected to have the following effects:

*	harm our financial results (especially revenues and profits) if and when we enter into commercial production
*	harm our ability to raise funds (if needed) due to a diminished interest in investing in Hydrocarbon exploration and production companies in general
*	depress our stock price, further harming our ability to raise funds

Workforce limitations and travel restrictions resulting from pandemics or disease outbreaks and related government actions may impact many aspects of our business. We could experience interruptions or delays in receiving supplies of products and services from third parties due to staffing shortages, production slowdowns or stoppages, disruptions in delivery systems, travel limitations, mass transit disruptions, and the like. If a significant percentage of persons provided employment and other contractual services to us were unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations could be materially and adversely impacted.

Moreover, the spread of pandemics or disease outbreaks such as the COVID-19 virus may also disrupt logistics necessary to import, export, and deliver products to us or our customers. Ports and other channels of entry may be closed or operate at only a portion of capacity, as workers may be prohibited or otherwise unable to report to work, and means of transporting products within regions or countries may be limited for the same reason.

Currently, uncertainty exists relating to the potential effect of COVID-19 on our business. Infections may become more widespread, exacerbating an already challenging environment. The extent to which any pandemic or epidemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Also, the current pandemic, and future pandemics and epidemics could hamper our efforts to provide our investors with timely information and comply with our filing obligations with the Commission. Of major concern is loss of key staff and/or service providers due to life threatening health issues.

OUR OUTSTANDING OBLIGATIONS AND ABILITY TO ISSUE ADDITIONAL COMMON SHARES COULD RESULT IN SIGNIFICANT DILUTION TO STOCKHOLDERS.

Our Debentures outstanding as of the date of the filing of this Report are convertible into 55,793,894 common shares, and the number of shares into which these Debentures may be converted is expected to increase in the future. An aggregate of 19,125,000 common shares can be acquired upon the exercise of the outstanding Warrants. The conversion price of our Debentures and the exercise price of the Warrants may be less than the then current market price of the common shares at the time of conversion and exercise. Moreover, we have registered an aggregate of 6,000,000 common shares for issuance pursuant to an equity incentive plan to employees, officers, directors, and outside consultants to compensate them for services provided or to provide incentives to them. Of these common shares, 1,747,300 are still available for issuance in the future. Future issuance of additional shares pursuant to the Debentures, Warrants or the equity incentive plan or otherwise could cause immediate and substantial dilution to the net tangible book value of common shares issued and outstanding immediately before such transactions. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the common shares. Moreover, any common shares issued as described above would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital while our Debentures or the Warrants are outstanding may be adversely affected because of the potential dilution described in this risk factor.

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

We are actively engaged in efforts to complete a capital raising transaction sufficient for us to complete the third year of the work commitment and provide additional funds to cover general and administrative costs. In the past, we have used the services of firms that specialize in capital procurement, but we are currently pursuing our own capital raising initiatives. If funds are not procured pursuant to this arrangement, we will be constrained to seek alternative financing. We have no assurance that we will be successful in completing a transaction that will provide us with required funds. Our failure to honor our work commitment could result in our loss of the Prospect. Moreover, our failure to procure funds needed to develop operations sufficient to generate enough cash to retire our Debentures as they become due could result in Debentures holders’ eventual exercise of the rights of a secured creditor and the possible loss of all or a large part of our assets. If either of the preceding events were to occur, we could be forced to cease our current business plan, which could result in a complete loss to our stockholders. Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities. If we obtain funds through the issuance of equity securities, the following results will or may occur:

*	the percentage ownership of our existing stockholders will be reduced.
*	the new equity securities could have rights, preferences or privileges senior to those of the holders of our common shares.

We have no assurance of our ability to raise funds for any purpose.

THERE IS SUBSTANTIAL DOUBT AS TO WHETHER WE WILL CONTINUE OPERATIONS WITHOUT ADDITIONAL FINANCING.

Based on our assessment of the related risk factors (described further below), we believe there is substantial doubt about our ability to continue to operate as a going concern for the 12 months following the issuance of our February 29, 2020 financial statements. Our independent registered public accountant has added an emphasis paragraph to its report on our financial statements for the year ended February 29, 2020 regarding our ability to continue as a going concern. Key to this determination is our lack of any historical revenues and our accumulated deficit of $25,578,025 since inception through February 29, 2020. Since May 2016, we have placed Debentures having an aggregate original principal amount of $6,850,000. Proceeds from these placements largely financed our business for our fiscal years 2017 and 2018, and the first half of our fiscal year 2019. Since that time, we have financed our business through private common shares financings. Notwithstanding the preceding, we still need additional funds. There can be no assurance that we will be successful in securing funding, becoming profitable, or continuing our business without either a temporary interruption or a permanent cessation.

IF WE GROW OUR BUSINESS AS PLANNED, WE MAY NOT BE ABLE TO MANAGE PROPERLY OUR GROWTH, AND WE EXPECT OPERATING EXPENSES TO INCREASE, WHICH MAY IMPEDE OUR ABILITY TO ACHIEVE PROFITABILITY.

If we are successful in growing our business as we plan, our operations may expand rapidly and significantly. Any rapid growth could place a significant strain on our management, operational and financial resources. In order to manage the growth of our operations, we will be required to improve and expand existing operations; to implement new operational, financial and inventory systems, procedures and controls, including improvement of our financial and other internal management systems; and to train, manage and expand our staffing. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially and adversely affected. In addition, if we are successful in growing our business as we plan, we expect operating expenses to increase, and as a result, we will need to generate increased revenue to achieve and maintain profitability. These additional costs and expenses could delay our ability to achieve continuing profitability.

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

If we are funded, most of our initial activity will involve drilling exploratory test wells on acreage with no proved Hydrocarbon reserves. While all drilling (whether developmental or exploratory) involves risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of Hydrocarbons. The economic success of any drilling program will depend on numerous factors, including the ability to estimate the volumes of recoverable reserves relating to the drilling program, rates of future production, future commodity prices, investment and operating costs and possible environmental liabilities. All of these factors may impact whether a drilling program will generate cash flows sufficient to provide a suitable return on investment. If we experience a series of failed drilling projects, our business, results of operations and financial condition could be materially and adversely affected.

WE WILL RELY ON INDEPENDENT EXPERTS AND TECHNICAL OR OPERATIONAL SERVICE PROVIDERS OVER WHOM WE MAY HAVE LIMITED CONTROL.

We are, and will continue to be, engaging independent contractors to provide us with technical assistance and services. These include the services of geologists, geophysicists, chemists, landmen, engineers and scientists. We also are and will be relying upon them to analyze the Prospect and any other future prospects to determine methods in which the Prospect may be developed in a cost-effective manner and to select drill sites. In addition, we intend to rely on the owners and operators of oil rigs and drilling equipment, and on providers of oilfield services, to drill and develop our prospects to production. Moreover, if our properties hold commercial quantities of Hydrocarbons, we would need to rely on third-party gathering, trucking and/or pipeline facilities to transport and purchase our production. Our limited control over the activities and business practices of these providers, any inability on our part to maintain satisfactory commercial relationships with them or their failure to provide quality services could materially and adversely affect our business, results of operations and financial condition.

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

We currently do not have any insurance with regard to our proposed Hydrocarbon exploration and production activities. Prior to commencing these activities, we do intend to obtain insurance that we believe will be consistent with prevailing industry practices. We have no assurance that we will be able to obtain such insurance, or if obtained, we will be able to maintain it if costs become prohibitively expensive. Moreover, we have no assurance that such insurance will cover all risks. Losses and liabilities arising from uninsured and underinsured events, which could arise from even one catastrophic event, could materially and adversely affect our business, results of operations and financial condition. Our exploration, drilling and other activities are subject to risks such as:

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

We will depend to a meaningful extent on digital technologies to conduct our business. These technologies will relate to seismic, financial, operating and other data. Cyber incidents have recently increased, and have involved malicious software and attempts to gain unauthorized access to data and systems. Our technologies, systems, networks, and those of our business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. Our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. Any security breach could likely materially and adversely affect our business, financial condition or results of operation.

OPERATIONAL IMPEDIMENTS MAY HINDER OUR ACCESS TO HYDROCARBON MARKETS OR DELAY OUR PRODUCTION.

We expect to deliver Hydrocarbons through trucking systems, gathering systems and pipelines that we do not own. Existing facilities may not be available to us now or in the future. The marketability of our future production depends in part upon the availability, proximity and capacity of truck terminals, pipelines, natural gas gathering systems and processing facilities owned by others. Our failure to establish suitable contractual relationships with respect to our production would materially and adversely affect our business, results of operations and financial condition. In addition, any significant change in our arrangements with trucking firms, gathering system or pipeline owners and operators or other market factors affecting the overall infrastructure facilities servicing our properties could adversely impact our ability to deliver the Hydrocarbons we produce to markets in a satisfactory manner. In some cases, we may be required to shut in wells, at least temporarily, for lack of a market because of the inadequacy or unavailability of transportation facilities. If that were to occur, we would be unable to timely realize revenue from those wells until arrangements were made to deliver our production to market. Moreover, our ability to produce and market Hydrocarbons could be negatively impacted by:

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

HYDROCARBONS ARE COMMODITIES SUBJECT TO PRICE VOLATILITY BASED ON MULTIPLE FACTORS OUTSIDE THE CONTROL OF PRODUCERS, AND LOW PRICES MAY MAKE PROPERTIES UNECONOMIC.

Hydrocarbons are commodities, and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for Hydrocarbons have been volatile. These markets will likely continue to be volatile in the future. The prices a producer may expect and its level of production depend on numerous factors beyond its control, such as those described in “Item 1. Business - Markets and Marketing.” Lower Hydrocarbons prices may not only decrease revenues on a per unit basis, but also may reduce the volume of Hydrocarbons that can be economically produced. Lower prices will also negatively impact the value of proved reserves.

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
16

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

OUR MANAGEMENT OWNS A LARGE PERCENTAGE OF OUR OUTSTANDING SHARES, AND CUMULATIVE VOTING IS NOT AVAILABLE TO STOCKHOLDERS.

Our current senior management owns approximately 63.16% of our outstanding common shares as of the date of the filing of this Report. Cumulative voting in the election of directors is not authorized in our First Amended and Restated Articles of Incorporation. Accordingly, it is not permitted as a matter of law. As a result, the holder or holders of a majority of our outstanding common shares may elect all of our directors. Management’s large percentage ownership of our outstanding common shares will enable them to maintain their positions as such and thus their control of our business and affairs.

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

We may not have adequate internal controls over financial reporting.

While we are constantly striving to improve our internal controls over financial reporting, our management has determined that our disclosure controls, procedures and controls over financial reporting are not sufficiently effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission. Our Board of Directors has not designated an Audit Committee and we do not have any outside directors. We have implemented a number of disbursing, accounting and financial statement preparation and review processes, and as a result the financial controls of the Company have been improved. If we do not have adequate internal accounting controls, we may also be unable to prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and we may not be able to satisfy our obligations under applicable securities laws.

There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm us.

We do not expect that internal control over financing reporting, even if timely and well established, will prevent all errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially and adversely affect our business.

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

Outstanding Shares and Record Holders. As of July 10, 2020, we had 114 common stockholders of record and 154,090,396 common shares outstanding.

Dividends. We have not paid any cash dividends on our common shares, and we do not expect to pay any dividends for the foreseeable future. Currently, our outstanding Debentures prohibit us from paying dividends without the consent of the Debentures holders.

Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities. During December 2019, we completed a private placement of 250,000 common shares with one investor for an aggregate purchase price of $50,000. The issuance of these securities is claimed to be exempt pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Act”) and Rule 506(b) of Regulation D under the Act. No advertising or general solicitation was employed in offering these securities. The offering and sale were made only to an accredited investor, and subsequent transfers were restricted in accordance with the requirements of the Act. None of the securities were registered under the Act, and none of them may be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements.

During February 2020, we received funds in connection with a private placement of 25,000 common shares with one investor for an aggregate purchase price of $6,250. The issuance of these securities will be claimed to be exempt pursuant to Section 4(a)(2) of the Act and Rule 506(b) of Regulation D under the Act. No advertising or general solicitation was employed in offering these securities. The offering and sale were made only to an accredited investor, and subsequent transfers will be restricted in accordance with the requirements of the Act. None of the securities were registered under the Act, and none of them may be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements.

Equity Compensation Plans. We have one equity compensation plan for our directors, officers, employees and consultants pursuant to which options, rights or shares may be granted or issued. This plan is named the “Discovery Energy Corp. 2012 Equity Incentive Plan” (the “Plan”). Information on the material terms of the Plan is given below. The table on the next page provides information as of February 29, 2020 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	1,747,300
Total	-	-	1,747,300

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

Shares Subject to the Plan. Six million (6,000,000) common shares are authorized to be awarded pursuant to the Plan, all of which were or are registered with the Securities and Exchange Commission. Any shares awarded and later forfeited or reacquired by us are again available for award or sale under the Plan. Awards may be made pursuant to the Plan until no further shares are available for issuance or until July 30, 2022, whichever occurs first.

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

Previous Awards. We had awarded 4,252,700 common shares in outright grants pursuant to the Plan as of February 29, 2020.

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

The Company has experienced losses and negative cash flows since inception, and it expects to incur such losses and negative cash flows for the foreseeable future. The Company has an accumulated deficit of $25,578,025 since inception through February 29, 2020. As of July 10, 2020, the Company had approximately $20,000 in cash available to meet its operating cash requirements. The Company’s losses (coupled with a limited amount of cash) cause doubt about the Company’s ability to continue as a going concern, and our independent registered public accountant has added an emphasis paragraph to its report on our financial statements for the year ended February 29, 2020 regarding our ability to continue as a going concern. The Company is maintaining an on-going effort to locate sources of additional funding, without which the Company will not be able to remain a viable entity. Information about the Company’s liquidity situation and its on-going capital raising activities is given in the section captioned “Liquidity and Capital Resources” below.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations as of February 29, 2020 are based upon its independently audited financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material. The footnotes to the financial statements contain critical accounting policies that significantly impact the judgments and estimates used in the preparation of these financial statements. These policies should be reviewed to better understand the financial condition and results of operations of the Company.

Results of Operations

Results of operations for the fiscal years ended February 29, 2020 and February 28, 2019 are summarized in the table below:

	Fiscal Year Ended February 29, 2020	Fiscal Year Ended February 28, 2019
Revenue	$-	$-
Operating expenses	(3,661,874)	(1,513,622)
Other income (expenses)	(2,241,259)	(2,272,010)
Net income (loss)	$(5,903,133)	$(3,785,632)

Operating expenses for the fiscal years ended February 29, 2020 and February 28, 2019 are summarized in the table below:

	Fiscal Year Ended February 29, 2020	Fiscal Year Ended February 28, 2019
General and administrative	$3,613,874	$1,248,775
Exploration costs	48,000	264,847
Total operating expenses	$3,661,874	$1,513,622

Comparison of Fiscal Year Ended February 29, 2020 to Fiscal Year Ended February 28, 2019

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

Operating Expenses. Operating expenses increased by approximately $2.1 million (141%) in the year ended February 29, 2020 when compared to the year ended February 28, 2019.

This significant variance resulted from the following:

Non-Cash Expenses – Increases:

*	$1,180,000 - Warrants and extension expiration dates

*	$800,000 – Equity compensation (Additional awards)

*	$670,000 – Staff Salaries and Fees (Accruals)

Cash Expenses – Decreases:

*	$290,000 – General & Administrative (3rd party service providers)

*	$220,000 – Exploration (completed Nike Survey activities)

Other Income (Expense). Other income (expense) includes interest expense related to the Debentures (which accrues and is added to the outstanding principal balance of the Debentures). For the year ended February 29, 2020, Other Income (Expense) increased by approximately $30,000 due to the decrease of interest expense related to the Debentures by approximately $100,000. Additionally, for the year ended February 28, 2019, the Company received a onetime good faith deposit that increased Other income by approximately $70,000.

Net Income (Loss). The Company had a net loss of $5,903,133 for the fiscal year ended February 29, 2020, compared to a net loss of $3,785,632 for the fiscal year ended February 28, 2019. The primary driver of this change is attributable to the non-cash expenses increase described in Operating Expenses above. Loss per common share, on both a basic and fully diluted basis, was $0.04 in fiscal year 2020 as compared to $0.03 in fiscal year 2019.

Cash Flows for the Fiscal Years Ended February 29, 2020 and February 28, 2019

Cash Used in Operating Activities: Operating activities for the fiscal year ended February 29, 2020 used cash of $882,037, compared to $1,276,682 for the fiscal year ended February 28, 2019, primarily due to a decrease in Nike Survey spend and lower 3rd party service provider expenditures in the fiscal year ended February 29, 2020.

Cash Used in Investing Activities: No cash was used for investing activities during the fiscal years ended in February 29, 2020 and February 28, 2019.

Cash Provided by Financing Activities: Financing activities totaled $406,250 during the fiscal year ended February 29, 2020 resulting from the private placement of 1,425,000 common shares at $0.25 per common share and 250,000 common shares at $0.20 per common share. Financing activities totaled $1,350,000 for the fiscal year ended February 28, 2019. This is due to the sale of additional Debentures with an aggregate original principal amount of $350,000 and gross proceeds of $1,040,000 from the private placement of 5,200,000 common shares during the fiscal year ended February 28, 2019 at $0.20 per common share, net of associated costs of $40,000.

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

Debenture Financing. Beginning in May 2016 and continuing through August 2018, the Company relied on a series of placements of Debentures (debt instruments convertible into common shares). The 14 Debentures comprising this series were issued pursuant to a Securities Purchase Agreement executed on May 27, 2016. Debentures having an aggregate original principal amount of $6,850,000 have been placed. In conjunction with certain Debentures, warrants (“Warrants”) were issued that give the holder the right to purchase up to a maximum of 19,125,000 common shares at an initial per-share exercise price of $0.20.

Each of the Debentures includes the following features:

*	The Debentures bear interest at the rate of eight percent (8%) per annum, compounded quarterly. However, upon the occurrence and during the continuance of a stipulated event of default, the Debentures will bear interest at the rate of twelve percent (12%) per annum.

*	Interest need not be paid on the Debentures until the principal amount of the Debentures becomes due and payable. Instead, accrued interest is added to the outstanding principal amount of the Debentures quarterly. Nevertheless, the Company may elect to pay accrued interest in cash at the time that such interest would otherwise be added to the outstanding principal amount of the Debentures.
*	The principal amount of and accrued interest on the Debentures are due and payable in a single balloon payment on or before May 27, 2021.
*	We are not entitled to prepay the Debentures prior to their maturity.
*	The Debentures are convertible, in whole or in part, into Common Shares at the option of holders, at any time and from time to time. The conversion price for Debentures having an aggregate original principal amount of $5,887,500 is $0.16, while the conversion price for a Debenture with an original principal amount of $962,500 is $0.20. All conversion prices are subject to certain adjustments that are believed to be customary in transactions of this nature, including so-called “down round” financing adjustments. The Company is subject to certain liabilities and liquidated damages for its failure to honor timely a conversion of the Debentures, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.
*	The holders of the Debentures are entitled to have them redeemed completely or partially upon certain events (such as a change of control transaction involving the Company or the sale of a material portion of the Company’s assets) at a redemption price equal to 120% of the then outstanding principal amount of the Debenture and 100% of accrued and unpaid interest on the outstanding principal amount of this Debenture, plus all liquidated damages and other amounts due thereunder in respect of the Debenture.

*	The Debentures feature negative operating covenants, events of defaults and remedies upon such events of defaults that are believed to be customary in transactions of this nature. One of the remedies upon an event of default is the Debenture holders’ ability to accelerate the maturity of the Debenture such that all amounts owing under the Debenture would become immediately due and payable. The Debenture holders would then be able to resort to the collateral securing the Debentures, if the Company did not pay the amount outstanding, which is likely to be the case.
*	The Debentures are secured by virtually all of the Company’s assets owned directly or indirectly but for the License, which is held by the Company’s Australian subsidiary, Discovery Energy SA Pty Limited (the “Subsidiary”). Moreover, the Company has separately guaranteed the Debentures and has pledged all of its stock in the Subsidiary to secure such guarantee. The essential effect of these security arrangements is that, if the Company defaults on or experiences an event of default with respect to the Debentures, the holders of the Debentures could exercise the rights of a secured creditor, which could result in the partial or total loss of nearly all of the Company’s assets, in which case its business could cease and all or substantially all stockholders’ equity could be lost. For more information about this, see the Risk Factors captioned “THE EXERCISE OF SECURED CREDITOR RIGHTS COULD RESULT IN A SIGNIFICANT OR COMPLETE LOSS” herein.

Each of the Warrants includes the following features:

*	The initial per-share exercise price of the Warrants is $0.20 and is subject to certain adjustments that are generally believed to be customary in transactions of this nature. Subject to certain exceptions, the exercise price of the Warrants involves possible adjustments downward to the price of any common shares or their equivalents sold by the Company during the term of the Warrants for less than the then applicable exercise price of the Warrants. Upon the adjustment of the exercise price, the number of shares issuable upon exercise of the Warrants is proportionately adjusted so the aggregate exercise price of the Warrants remains unchanged.
*	All of the Warrants are currently exercisable and remain so until their expiration date of August 31, 2020 with respect to 17,625,000 warrant shares, or September 19, 2020 with respect to 1,500,000 warrant shares.
*	The Company is subject to certain liabilities and liquidated damages for failure to honor timely an exercise of the Warrants, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

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

The proceeds from the Debenture placements were generally used to fund the acquisition, processing and interpretation of the Nike Survey data and payment of the Company’s and the Debenture holders’ expenses associated with the placements. A portion of these proceeds were used to retire all of the then outstanding indebtedness (including the amounts owed to Liberty Petroleum for allowing us to be issued the License in its place, and loans made by management), and to acquire a 5.0% overriding royalty interest relating to the Prospect. Funds were also used for payment of general and administrative expenses. In addition to the preceding, a portion of the proceeds was used to pay Rincon Energy, LLC pursuant to a geophysical consulting agreement.

COVID-19. There has been no impact in respect to Liquidity and Capital Resources from the pandemic of COVID-19. However, the result of the pandemic may create greater uncertainty or challenges in the ability to raise capital. For further risk discussion, see the risk factor captioned “PANDEMICS OR DISEASE OUTBREAKS (SUCH AS THE NOVEL CORONAVIRUS, ALSO KNOWN AS THE COVID-19 VIRUS) COULD MATERIALLY AND ADVERSELY AFFECT US IN A VAREITY OF WAYS.”

Equity Placements. Subsequent to the start of the Debentures placements, the Company continued certain private capital raising transactions involving the Company’s common shares. Beginning in November 2016 and concluding in March 2020, the Company closed on a series of private placements of its common shares in which an aggregate of 8.8 million shares were issued for an aggregate purchase price of $1,830,000.

Payroll Protection Program Loan. In connection with the Payroll Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, on April 27, 2020 the Company borrowed the sum of approximately $118,750 at a 1% interest rate per annum. The loan matures on April 27th, 2022. In due course, the Company intends to apply for the forgiveness of this indebtedness to the maximum extent permitted by applicable law.

Available Cash. As of July 10, 2020, the Company had cash of approximately $20,000, and had negative working capital of about $3,300,000. Management believes that the cash on hand, as of the preceding date, will be sufficient to finance general and administrative expenses through September 30, 2020 although no assurance of this can be provided. However, this amount of cash will be insufficient to allow the Company to fulfill work commitment obligations in a timely manner. A plan for financing these obligations is discussed below. Management intends to finance all of the general and administrative expenses beyond available cash on hand by undertaking to raise up to $10.0 million through a private placement of common shares. If successful in raising $10.0 million in the private placement, it is estimated that the related net proceeds will be sufficient to finance both general and administrative expenses, and a number of work commitment obligations through December 2022. However, no assurance can be given that the amounts will be adequate. Moreover, no assurance can be provided of successfully raising any additional funds for this purpose.

Long-Term Capital Needs

The five-year work commitment relating to the License imposes certain obligations on the Company. The work requirements of the first two years, which included geotechnical studies and the Nike Survey, have been completed and reports and certain work materials have been submitted as required by the South Australian government. Going forward, additional funds will be required to meet the seismic and drilling obligations of License Years 3, 4 and 5. Working capital will also be needed to satisfy general and administrative expenses. Between June 2020 and October 2022 (the month in which the Company’s work commitments are currently required to be completed), the Company estimates that it will need to raise an additional $20 million to have sufficient capital to meet the remaining work commitments specified in the License and to fund operations. Net revenues produced from successful oil wells could provide some of the funds required to meet these capital needs. However, no assurance can be given that this or any other amount of financing will be obtained or that any oil revenue will be earned.

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

The interpretation and analysis of the Nike Survey resulted in an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. These initial prospective locations were prioritized and the results are being presented to prospective investors with a view to securing the capital to commence the Company’s initial drilling program. The Company needs to complete a major capital raising transaction to continue moving its business plan forward. In the interim, the Company is continuing efforts to raise comparably smaller amounts to cover general and administrative expenses. The Company has no assurance that it will be able to raise any required funds. The Company has also re-commenced efforts to secure one or more joint venture partners.

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

Known Trends

Management believes that it has discerned the following trends relevant to the Company:

*	Australian LNG export prices are expected to decline in 2020, before gradually rising then falling again, tracking oil price-linked contract prices (at which most Australian LNG is sold). Asian LNG spot prices are forecast to recover from current record lows as the market rebalances, before declining as a new wave of LNG projects ramp up.
*	Australia’s LNG export volumes are forecast to rise from 75 million tonnes in 2018–19 to 81 million tonnes in 2020–21, as the last two projects in Australia’s recent wave of LNG investment ramp up, before edging back down to 80 million tonnes by 2024–25.
*	The real value of Australia’s LNG exports is forecast to decline from $51 billion in 2018–19 to $49 billion in 2019–20 and $44 billion in 2020–21, and remain in the $44 to $47 billion range to 2024–25.
*	Oil prices are forecast to average US$40 a barrel in 2020, as the COVID–19 outbreak impacts global air and vehicular travel, the manufacturing sector and other business and personal activities.
*	Annual real earnings from Australian oil exports are expected to peak in 2021–22 at $11 billion, before declining to a projected $9.6 billion in 2024–25.

(Sources: BREE - Resources and Energy Quarterly – June, 2020)

Off-Balance Sheet Arrangements

During the year ended February 29, 2020, the Company had no off-balance sheet arrangements.

Item 7A Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The report of the Company’s independent auditors appears at Page F-1 hereof, and the Company’s financial statements appear starting at page F-2 through F-14 hereof.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and Rule 15d-15(e) as of the end of the period covered by this Annual Report was completed. Based on this evaluation, the principal executive officer and principal financial officer have determined that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness and an ineffective element of the Company’s financial procedures. Therefore, the principal executive officer and principal financial officer believe that disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that disclosure and controls designed to ensure that information required to be disclosed in Company filings or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. With the recent implementation of a number of revised accounting and financial statement preparation and review processes, the financial controls of the Company have been improved. However, additional improvements in internal controls will be necessary to fully address remaining deficiencies and material weaknesses.

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

Because of its inherent limitations, a system of internal controls over financial reporting can provide only reasonable, but not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and process designs can incorporate safeguards to reduce, though not eliminate, this risk. Furthermore, over time controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 29, 2020. In making its assessment, management used the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the assessment, management noted the following:

*	There are an insufficient number of independent directors.
*	Lack of an independent audit committee.
*	Limited staffing and supervision within the bookkeeping and reporting activities precludes completely segregating duties within the Company’s internal control system. However, this issue was significantly mitigated during the third quarter of fiscal year 2019.

Based on its assessment, management has concluded that the Company had certain control deficiencies described below that constituted material weaknesses in its internal control over financial reporting. As a result, the Company’s internal control over financial reporting was not effective as of February 29, 2020. A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Management does not believe that the material weaknesses described above caused any meaningful or significant misreporting of its financial condition and results of operations for the fiscal year ended February 29, 2020. However, management does believe that the lack of independent directors, an independent audit committee and complete segregation of accounting duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in the Company’s financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is continuing to pursue additional corrective measures to address the material weaknesses described above. In an effort to remediate the identified material weaknesses and other deficiencies and enhance its internal controls, the Company has initiated, or plans to initiate, the following series of measures:

*	The Company will create a position to further segregate duties consistent with control objectives within the accounting function when funds are available.
*	The Company plans to add independent directors and an independent audit committee when funding is available for remuneration to induce experienced professionals to serve as such, thereby creating oversight over executive management.
*	Each professional engaged to fill one of these additional positions will have the necessary knowledge and experience to properly prepare, review and/or approve the Company’s Financial Statements.

The Company believes the measures described above will remediate the material weaknesses the Company has identified and strengthen its internal control over financial reporting. The Company is committed to continuing to improve its internal control processes and will continue to diligently and vigorously review its financial reporting controls and procedures.

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

The COVID-19 pandemic had no impact on the Company’s internal controls over financial reporting. The Company had and continues to have the same staff, same service providers and same processes as was the case prior to the pandemic.

Attestation Report

As permitted by SEC rules applicable to the Company, this Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

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

Current Management

Our directors and executive officers are as follows:

Name	Age	Positions
Keith D. Spickelmier	58	Chairman of the Board
Keith J. McKenzie	56	Director & Chief Executive Officer
William E. Begley	66	Director, President, Chief Operating Officer & Chief Financial Officer

The following is the background of current directors and executive officers of ours:

Keith D. Spickelmier - Mr. Spickelmier has been a Director and our Chairman of the Board since May 2012. He is the Executive Chairman of Sintana Energy Inc. (SEI: TSX-V), a public company with Hydrocarbon operations in Columbia. He was a founding partner of Northbrook Energy LLC, which subsequently completed a business combination with Sintana Energy (previously Drift Lake Resources). He was the founder and Chairman of Westside Energy, a company he grew from a start up in May 2002 to sale in 2008. Prior to joining Westside Energy, he was a partner with the law firm Verner, Liipfert, Bernhard, McPherson and Hand. From April 2001 through July 2003, Mr. Spickelmier was of counsel with the law firm Haynes and Boone, LLP. Mr. Spickelmier holds a B.A. from the University of Nebraska at Kearney and a J.D. from the University of Houston.

Keith J. McKenzie - Mr. McKenzie has been a Director and our Chief Executive Officer since January 2012. He has over 30 years of experience working with public companies in the Industrial and Resource sectors. Over the past 20 years in the Oil & Gas sector, Mr. McKenzie has been engaged in various executive, finance, start up, and consulting capacities. He was the CEO of Star Oil Company, a private start up Hydrocarbon Exploration Company he founded, in September 2009 to acquire Hydrocarbon resources in the United States. In 2004, he was a founding principal and later served as the Chief Operating Officer of Paxton Energy, Inc., with responsibility for the company’s development and operations at the Cooke Ranch project located in La Salle County, Texas. Mr. McKenzie has consulted to numerous public and private Oil & Gas, Mining and industrial companies with both domestic and international operations.

William E. Begley - Mr. Begley has been our Chief Financial Officer since January 2012. He assumed the office of President and Chief Operating Officer in August 2018, initially on an interim basis. He has been a Director since May 2012. Mr. Begley has more than 30 years of energy industry and finance experience, beginning his career with British Petroleum (“BP”). He’s held senior positions in energy banking including Solomon, Inc. and was President of Stone & Webster Management Consulting, specializing in the design and development of major energy projects. As a leading energy advisor in Australia, Mr. Begley was instrumental in the development of the liberalized natural gas markets in Australia and Victoria specifically, with Gas & Fuel Victoria, and in the development of VENCorp, the natural gas trading and scheduling exchange in Australia. Mr. Begley also has a strong background in leading major capital energy projects including LNG, Methanol, and related petro-chemical and gas monetization projects, which will complement ongoing Company initiatives. In addition, he has also been involved in over $100 billion in energy related mergers and acquisitions, initially with Solomon, Inc. and more recently on an independent basis through WEBGruppe GmbH. Mr. Begley served as Chief Financial Officer and Treasurer for Magellan Petroleum Corporation. His graduate JD/MBA studies are in international business and energy law. Mr. Begley graduated in 1976 with a B.A. from St. Michaels’ College in Vermont.

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

William E. Begley – Mr. Begley has extensive experience with Hydrocarbon exploration and production companies, and with a number of publicly traded companies. His extensive experience with Hydrocarbon matters in Australian and other international activities is particularly significant to us. Moreover, Mr. Begley has an extensive background in finance, including service as the Chief Financial Officer of a junior, publicly traded Hydrocarbon exploration and production company. Furthermore, he has extensive experience with merger and acquisition transactions. As a result, we believe that Mr. Begley is amply qualified to serve as one of our directors.

Board Leadership Structure and Role in Risk Oversight

In early May 2012, our Board of Directors elected Keith D. Spickelmier as the Chairman of the Board. Initially, Mr. Spickelmier did act in an executive capacity. During the remainder of fiscal 2013, Mr. Spickelmier emerged as a driving force behind our company’s business, and he is now serving as our Executive Chairman. In such capacity, Mr. Spickelmier continues to have typical board chair duties, such as serving as a liaison between the other board members and management, reviewing and approving materials to be presented to the board, working with management and other directors to develop agendas for board meetings, helping build consensus on proposed board actions, and serving as the chair of board and stockholder meetings. However, as executive chairman, Mr. Spickelmier’s duties will be broader, and he will continue to have an active role in developing and implementing business strategy, and he is expected to continue to provide hand on assistance in our high-level pursuits, especially pertaining to financing and other extraordinary corporate transactions.

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

Code of Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Controller and persons performing similar functions within our company. A copy of the code of ethics is filed with the SEC as an exhibit to our Form S-1 filed on July 14, 2008. A copy of the code of ethics can be obtained from us by a written request sent to Discovery Energy Corp., One Riverway Drive, Suite 1700, Houston, Texas 77056, and Attention: Corporate Secretary. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our directors, officers and employees, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Delinquent Section 16(a) Reports

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

Item 11. Executive Compensation.

The following table sets forth the compensation we paid during the fiscal years ended February 29, 2020 and February 28, 2019 to our chief executive officer and other officers whose total compensation exceeded $100,000. The executive officers listed in the table below are referred to as the “Named Executive Officers.”

Summary Compensation Table (1)

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		All other Compensation ($)		Total ($)
Keith D. Spickelmier, Chairman of the Board	2020	-0-		$30,000	$250,000	(2)	$217,000	(3)	$497,000
	2019	-0-		$70,000	-0-		$110,000	(4)	$180,000

Keith J. McKenzie, Chief Executive Officer	2020	-0-		-0-	$100,000	(5)	$150,000	(6)	$250,000
	2019	-0-		$5,000	-0-		$58,200	(7)	$63,200

William E. Begley, President, Chief Financial Officer and Chief Operating Officer	2020	$150,000	(8)	-0-	$150,000	(9)	-0-		$300,000
	2019	-0-		$15,000	-0-		-0-		$15,000

(1)	The Columns designated by the Securities and Exchange Commission for the reporting of certain option awards, non-equity incentive plan compensation, and nonqualified deferred compensation earnings have been eliminated as no such awards or compensation were made to, earned by, or paid to or with respect to any person named in the table during any fiscal year covered by the table.
(2)	Represents 1,250,000 shares valued at $0.20 per share based on the closing price of our stock on the date of grant, all of which are fully vested.
(3)

Of this amount, $165,000 is compensation pursuant to a consulting agreement discussed in the section captioned “Compensation Agreements with Key Personnel - Fiscal 2020” below. This entire $165,000 amount was accrued. The remaining $52,000 represents a tax gross-up payment.

(4)	All of this compensation was received pursuant to a consulting agreement discussed in the section captioned “Compensation Agreements with Key Personnel - Fiscal 2019” below.
(5)	Represents 500,000 shares valued at $0.20 per share based on the closing price of our stock on the date of grant, all of which are fully vested.
(6)	All of this is compensation pursuant to a consulting agreement discussed in the section captioned “Compensation Agreements with Key Personnel - Fiscal 2020” below. Of the amount indicated in the table, $55,000 was actually paid, and $95,000 was accrued.
(7)	All of this compensation was received pursuant to a consulting agreement discussed in the section captioned “Compensation Agreements with Key Personnel - Fiscal 2019” below.
(8)	All of this amount was accrued.
(9)	Represents 750,000 shares valued at $0.20 per share based on the closing price of our stock on the date of grant, all of which are fully vested.

Compensation Agreements with Key Personnel

Fiscal 2020. During the months of February and March 2020, we entered into two consulting agreements and one employment agreement (singly, a “Remuneration Agreement,” and collectively, the “Remuneration Agreements”) with several persons serving as our directors and officers. These persons include the individuals named in the following table, who will be receiving the annual remuneration set forth in this table:

Name	Position	Amount of Annual Remuneration	Type of Remuneration
Keith D. Spickelmier	Chairman of the Board	US$165,000	(1)
Keith J. McKenzie	Director & Chief Executive Officer	US$150,000	Consulting Fees
William E. Begley	Director, President, Chief Operating Officer & Chief Financial Officer	US$150,000	Salary

(1) US$90,000.00 as a base retainer for services as director and Chairman of the Board, and US$75,000 as an annual additional services retainer for expected additional duties and responsibilities to be requested

Each Remuneration Agreement contains the following terms, provisions and conditions, whether it be a consulting agreement or an employment agreement:

*	An indefinite term that lasts until the Remuneration Agreement is terminated as follows:

**	By us, for events customarily designated as “good cause”

**	By us, without “good cause,” provided that we pay to the related director or officer a lump sum payment comprised essentially of all earned or accrued (but unpaid) remuneration to the date of termination, plus an additional year of remuneration, including the annual remuneration amount and a bonus computed on the basis of the highest declared bonus in the past three fiscal years

**	By the related director or officer, for events customarily designated as “good reason”

**	By the related director or officer, without “good reason” upon a minimum of 60-days advance written notice

**	Upon the death of the related director or officer

Moreover, if after a “change of control” of our company, the employment or engagement of the related director or officer is terminated within certain time periods thereafter either by such director or officer, or by us without “good cause,” then such director or officer will be entitled to a “termination fee” equal essentially to two additional years of remuneration, including the annual remuneration amount and a bonus computed on the basis of the highest declared bonus in the past three fiscal years.

*	Each Remuneration Agreement is effective retroactively to March 1, 2019, and we began to accrue as of such date the annual remuneration amount provided for in each Remuneration Agreement, provided, however, we did make actual cash payments of a portion of the consulting fees of Keith J. McKenzie, a Director and our Chief Executive Officer, under his Remuneration Agreement.

*	The related director or officer shall be (or may become) entitled to:

**	receive a cash or equity discretionary bonus
**	participate in all benefits plans provided to employees
**	participate in any equity incentive plan that we have established or in the future establish

*	Each director or officer who is a party to a Remuneration Agreement shall be prohibited, for a period of six months after the termination thereof, from soliciting or inducing any person employed by or under contract with us at the date of such termination to terminate his, her or its employment or contractual relationship with us

*	Each Remuneration Agreement for a U.S. citizen contains provisions requiring us to “make whole” any director or officer who is a party thereto with respect to any “excise tax” resulting from any payment upon a “change of control” of our company that is deemed to be a “parachute payment” within the meaning of Section 280G of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Moreover, each Remuneration Agreement for a U.S. citizen contains provisions relating to any payment of any compensation or benefit thereunder that would be subject to additional taxes and interest under Section 409A of the Code.

*	Other terms, provisions and conditions believed to be customary, such as those pertaining to expense reimbursement, return of company property, confidentiality and developed inventions

Fiscal 2019. On November 1, 2017, we entered into a formal written consulting agreement (the “Spickelmier Agreement”) with Keith D. Spickelmier, the Chairman of our Board of Directors. The Spickelmier Agreement was made effective, retroactively, to March 1, 2017 to cover services that Mr. Spickelmier was providing at that time and would be providing thereafter. Per the Spickelmier Agreement, Mr. Spickelmier provided consulting services relating to our business with respect to which he has expertise, as from time to time were requested by our chief executive officer. The Spickelmier Agreement had a two-year term, commencing on March 1, 2017 and ending on February 28, 2019. For Mr. Spickelmier’s provision of services, the Spickelmier Agreement originally required us to pay to Mr. Spickelmier $125,000 for our fiscal commencing on March 1, 2017 and ending on February 28, 2018 and another $125,000 for our fiscal commencing on March 1, 2018 and ending on February 28, 2019. However the Spickelmier Agreement was amended to increase the payment for the 2019 fiscal year from $125,000 to $160,000. The timing of these payments was subject to the reasonable agreement of the parties, barring which each such payment would be made on the last day of the related fiscal year. In fiscal 2018, we elected pay to Mr. Spickelmier $50,000 of the amount that we were obligated to pay to him in fiscal 2019, thereby reducing the amount that we were obligated to pay to him in fiscal 2019 to $110,000. The Spickelmier Agreement contained other terms, provisions and conditions believed to be customary.

Furthermore, during fiscal 2018, we entered into an informal verbal consulting agreement with an affiliated entity owned by Keith J. McKenzie, a Director and our Chief Executive Officer. This consulting agreement was intended to compensate Mr. McKenzie for certain services that he provided to us that would ordinarily be required to manage a start-up company. This consulting agreement has an indefinite term, and thus should be subject to termination by either party at any time and for any reason. Initially, the operation of this consulting agreement was one of “fee for service,” whereby we paid consulting fees in varying amounts depending on the type and amount of services provided. Starting September 2018, we began paying a set monthly fee of $5,000, and this fee continued through February 2019, at which time this informal verbal consulting agreement was superseded by a formal Remuneration Agreement.

Other Compensation Matters

We have not adopted any retirement, pension, profit sharing, or insurance programs or other similar programs for the benefit of our management or employees. We have adopted an equity incentive plan in which our management or employees could participate. In the first quarter of fiscal 2020, pursuant to this equity incentive plan, we made awards of an aggregate of 3.3 million unrestricted shares to a total of five Company or Subsidiary officers, having an aggregate determined value of $660,000.

Director Compensation

Since we adopted our current business plan in 2012, we have not had any standard compensation arrangements for our directors, and we have not paid any compensation to any director for his services to us as such. However, we have paid fees and bonuses to certain of our directors for providing consulting services to us, and we have paid salaries and bonuses to certain of our directors who also serve as employees.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related STOCKholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The table set forth below contains certain information as of July 10, 2020 concerning the beneficial ownership of common shares (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding common shares; (ii) by each director and executive officer; and (iii) by all directors and executive officers as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of July 10, 2020 are treated as outstanding only for determination of the number and percent owned by such group or person. Unless otherwise indicated, the address for all persons listed in the table is One Riverway Drive, Suite 1700, Houston, Texas 77056.

	Beneficial Ownership (1)
Name of Beneficial Owner	Number	Percent
5% non-management stockholders:
DEC Funding LLC (2)	62,459,179	28.84%
Steven Webster (3)	67,799,762	31.31%

Directors and executive officers:
Keith D. Spickelmier	49,500,000	32.12%
Keith J. McKenzie	36,430,460	23.64%
William E. Begley	11,389,274	7.39%
All directors and executive officers as a group (three persons)	97,319,734	63.15	%(4)

(1)	Includes shares beneficially owned pursuant to options, warrants and convertible securities exercisable or convertible within 60 days.
(2)	Includes 43,334,179 shares that may be acquired upon the conversion of currently outstanding Debentures and the Payment In Kind (PIK) interest earned thereupon, and 19,125,000 shares that may be acquired upon the exercise of currently exercisable warrants. The percentage ownership figure for this stockholder assumes all of the Debentures are converted and all of the warrants are exercised: the percentage ownership figures for management do not assume these matters, and such figures would be reduced to the extent that such Debentures are converted and such warrants are exercised. Steven Webster is a manager of DEC Funding LLC (“DECF”). In such capacity, Mr. Webster has shared voting and shared dispositive power of the shares included in the table, and as a result, he may be deemed to beneficially own these shares. Consequently, all of these shares are also included in the table for Mr. Webster. The address for DECF is 3200 Southwest Fwy, Suite 1490, Houston, Texas 77027. The information contained in this footnote is based on information known to us and other information contained in certain filings made by DECF with the U.S. Securities and Exchange Commission indicating that DECF owns no shares of which we are not aware.
(3)	Includes 5,340,583 shares owned outright with respect to which Mr. Webster has sole voting and sole dispositive power. Also includes the 62,459,179 included in the table for DECF because (as a manager of DECF) Mr. Webster may be deemed to beneficially own these shares. The percentage ownership figure for this stockholder assumes all of DECF’s Debentures are converted and all of DECF’s warrants are exercised: the percentage ownership figures for management do not assume these matters, and such figures would be reduced to the extent that such Debentures are converted and such warrants are exercised. The address for Mr. Webster is 3200 Southwest Fwy, Suite 1490, Houston, Texas 77027. The information contained in this footnote is based on information known to us and other information contained in certain filings made by Mr. Webster with the U.S. Securities and Exchange Commission indicating that Mr. Webster owns no shares of which we are not aware.
(4)	This figure is not the exact sum of the three figures immediately above it due to rounding.

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

Under the circumstance listed above and assuming that the Company does not elect to pay any interest on any Debentures in cash, but allow all such interest to be added to principal, an aggregate of 65,586,759 of its common shares would be issued to the Largest Debenture Holder, representing approximately 29.86% of the Company’s outstanding common shares after the issuance based on the number of shares currently outstanding and assuming the Largest Debenture Holder acquires no additional common shares of the Company. Moreover, an affiliate of the Largest Debenture Holder also owns 5,340,583 of the Company’s common shares. Combining these shares with those that the Largest Debenture Holder may acquire per the conversion of its Debentures and the exercise of its Warrants, the Largest Debenture Holder and such affiliate would own approximately 70,927,342 or 32.29% of the outstanding Common Shares after the Largest Debenture Holder fully converts of all of its Debentures and fully exercises all of its Warrants. In such event, the Largest Debenture Holder would become the Company’s largest stockholder, assuming no significant purchases of its common shares by other persons. This development in itself will not give control of the Company to the Largest Debenture Holder, as the current members of management collectively own a greater number of shares than this. However, this number of common shares would allow the Largest Debenture Holder to have substantial sway with respect to the Company’s affairs and would give to the Largest Debenture Holder shared control of the Company if the Largest Debenture Holder and one or more large stockholders were to agree to act as a group. Whether or not this would ever occur cannot be known at this time.

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

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional audit services performed by Marcum LLP for the audit of our annual financial statements for the fiscal years ended February 29, 2020 and February 28, 2019:

	Year Ended
	Last Day of February
	2020	2019
Audit Fees (1)	$63,000	$45,800
Audit-Related Fees	N/A	N/A
Tax Fees	N/A	N/A
All Other Fees	N/A	N/A

(1)	Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-Q.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	The following Financial Statements are filed as part of this Report.

(a)(3)	The following Exhibits are filed as part of this Report.

Exhibit No.	Description

3.1	First Amended and Restated Articles of Incorporation are incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on May 11, 2012, Exhibit 3.1.
3.2	By-laws are incorporated herein by reference to our Registration Statement on Form S-1 (SEC File No. 333-152324) filed with the SEC on July 14, 2008, Exhibit 3.2.
4.1	Specimen stock certificate – filed herewith
10.1	Novation Deed dated May 15, 2012 by and between Liberty Petroleum Corporation and Registrant in respect of Option to Purchase and Sale and Purchase Agreement dated January 31, 2012 is incorporated herein by reference to our Annual Report on Form 10-K for fiscal 2012 (SEC File No. 000-53520) filed with the SEC on June 12, 2012 Exhibit 10.7
10.2	Deed (Pursuant to Section 31 of the Native Title Act 1993) among (a) Honorable Tom Koutstantonis, Minister for Mineral Resources and Energy, for and on behalf of the State of South Australia, (b) Discovery Energy SA Ltd, (c) Edward Lander, Rhonda Gepp-Kennedy, one signatory whose name was withheld for cultural reasons, Sylvia Stuart, Irene Kemp and David Mungerannie, for and on behalf of the Dieri Native Title Holders, and (d) the Dieri Aboriginal Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on September 7, 2012, Exhibit 10.1
10.3	Securities Purchase Agreement dated May 27, 2016 between us and DEC Funding LLC (“Original Investor”) is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.01
10.4	Form of Debenture dated May 27, 2016 and executed by us in favor of Original is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.02
10.5	Form of Warrant Agreement dated May 27, 2016 and executed by us in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.03
10.6	Security Agreement dated May 27, 2016 and executed by us in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.04
10.7	Australian Specific Security Agreement (Shares) dated May 27, 2016 and executed by us in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.05
10.8	Australian General Security Agreement dated May 27, 2016 and executed by Discovery Energy SA Limited in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.06
10.9	Australian Deed of Guarantee and Indemnity dated May 27, 2016 and executed by Discovery Energy SA Limited in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.07
10.10	Registration Rights Agreement dated May 27, 2016 and executed by us in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.08
10.11	First Amendment to Securities Purchase Agreement among us, Original Investor and Texican Energy Corporation (“New Investor”) is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.01
10.12	Form of Debenture executed by us in favor of Original Investor and the New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.02
10.13	Form of Warrant Agreement dated August 16, 2016 and executed by us in favor of Original Investor and the New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.03
10.14	Australian Specific Security Agreement (Shares) dated August 16, 2016 and executed by us in favor of Original Investor and the New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.04
10.15	Australian Security Agreement dated August 16, 2016 and executed by us in favor of Original Investor and the New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.05
10.16	Australian Deed of Guarantee and Indemnity dated August 16, 2016 and executed by Discovery Energy SA Limited in favor of New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.06

10.17	Form of Debenture executed by us in favor of New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on January 5, 2017, Exhibit 10.01
10.18	Second Amendment to Securities Purchase Agreement among us, Original Investor and New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on February 17, 2017, Exhibit 10.01
10.19	Third Amendment to Securities Purchase Agreement, Amendment to Debentures and Affirmation of Security Documents among us, Discovery Energy SA Pty Ltd, Original Investor and New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on September 25, 2017, Exhibit 10.01
10.20	First Amendment to Senior Secured Convertible Debenture is incorporated herein by reference to our Annual Report on Form 10-K for fiscal 2019 (SEC File No. 000-53520) filed with the SEC on May 15, 2019, Exhibit 10.21.
10.21	Fourth Amendment to Securities Purchase Agreement and Amendment to Debentures among Discovery, Discovery Energy SA Ltd., DEC Funding LLC and Texican Energy Corporation is incorporated herein by reference to our Quarterly Report on Form 10-Q for quarter ended November 30, 2019 (SEC File No. 000-53520) filed with the SEC on January 21, 2020, Exhibit 10.3.
10.22	Consulting letter agreement dated January 10, 2020, but fully executed on February 23, 2020 and effective as of March 1, 2019 by and between Keith D. Spickelmier and the Company – filed herewith.
10.23	Consulting letter agreement dated January 10, 2020, but fully executed on March 26, 2020 and effective as of March 1, 2019 by and between Keith J. McKenzie and the Company – filed herewith.
10.24	Employment letter agreement dated January 10, 2020, but fully executed on February 23, 2020 and effective as of March 1, 2019 by and between William E. Begley and the Company – filed herewith.
14.1	Code of Ethics is incorporated herein by reference to our Registration Statement on Form S-1 (SEC File No. 333-152324) filed with the SEC on July 14, 2008, Exhibit 14.1.
21.1	Subsidiaries – filed herewith.
31.01	Sarbanes Oxley Section 302 Certifications - filed herewith.
31.02	Sarbanes Oxley Section 302 Certifications - filed herewith.
32.01	Sarbanes Oxley Section 906 Certifications - filed herewith.
99.1	Our 2012 Equity Incentive Plan (filed as Exhibit 4.1 to our Registration Statement on Form S-8 (SEC File No. 333-183025) filed August 2, 2012).
101.INS	XBRL Instance Document – filed herewith.
101.SCH	XBRL Taxonomy Extension Schema – filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase – filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase – filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase – filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase – filed herewith.

Item 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Discovery Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Discovery Energy Corp. (the “Company”) as of February 29, 2020 and February 28, 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the years ended February 29, 2020 and February 28, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and February 28, 2019, and the results of its operations and its cash flows for each of the years ended February 29, 2020 and February 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2016.

Houston, Texas
July 16, 2020

Discovery Energy Corp.

Consolidated Balance Sheets

	February 29, 2020	February 28, 2019
Assets
Current Assets
Cash	$8,115	$405,908
Prepaid expenses	34,480	23,246
Tax receivable	624	1,311
Total Current Assets	43,219	430,465
Oil and gas property – not subject to amortization (successful efforts method)	2,883,915	2,883,915
Other assets	32,620	35,730
Total Assets	$2,959,754	$3,350,110

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$2,223,339	$1,409,658
Accounts payable – related parties, net	814,399	149,190
Total Current Liabilities	3,037,738	1,558,848
Convertible debentures payable, net of debt discount	4,744,804	3,182,027
Total Liabilities	7,782,542	4,740,875

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock – 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock – 500,000,000 shares authorized, $0.001 par value – 153,840,396 and 148,240,396 shares issued and outstanding, respectively	153,840	148,240
Additional paid-in capital	20,447,198	18,059,682
Accumulated other comprehensive income	154,199	76,205
Accumulated deficit	(25,578,025)	(19,674,892)
Total Shareholders’ Deficit	(4,822,788)	(1,390,765)
Total Liabilities and Shareholders’ Deficit	$2,959,754	$3,350,110

The accompanying notes are an integral part of these consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended February 29, 2020 and February 28, 2019

	Year Ended	Year Ended
	February 29, 2020	February 28, 2019
Operating Expenses
General and administrative	$3,613,874	$1,248,775
Exploration costs	48,000	264,847
Total operating expenses	3,661,874	1,513,622

Operating loss	(3,661,874)	(1,513,622)

Other Income (Expense)
Interest expense	(2,243,062)	(2,344,975)
Miscellaneous income	1,229	70,681
Gain on foreign currency transactions	574	2,284

Other income (expenses)	(2,241,259)	(2,272,010)

Net loss	$(5,903,133)	$(3,785,632)

Loss per common share – basic and diluted	$(0.04)	$(0.03)
Weighted average number of common shares outstanding – basic and diluted	152,316,216	145,861,218

Comprehensive Income (Loss)
Net loss	$(5,903,133)	$(3,785,632)
Other comprehensive income (loss) – gain on foreign currency translation	77,994	71,449
Total comprehensive loss	$(5,825,139)	$(3,714,183)

The accompanying notes are an integral part of these consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Year Ended February 29, 2020 and February 28, 2019

	Common Stock		Additional		Accumulated Other	Total Shareholders’
	Number	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)
Balance, February 28, 2018	143,040,396	$143,040	$4,520,275	$(19,516,772)	$4,756	$(14,848,701)
Modified retroactive adjustment for derivative liability			12,544,607	3,627,512	-	16,172,119
Common stock issued for cash, net	5,200,000	5,200	994,800		-	1,000,000
Net loss for the year	-	-	-	(3,785,632)	-	(3,785,632)
Gain on foreign currency translation					71,449	71,449

Balance, February 28, 2019	148,240,396	$148,240	$18,059,682	$(19,674,892)	$76,205	$(1,390,765)
Share-based compensation	3,950,000	3,950	798,550	-	-	802,500
Warrant modification expense	-	-	1,184,366	-	-	1,184,366
Sale of common stock	1,650,000	1,650	404,600	-	-	406,250
Net loss for the year	-	-	-	(5,903,133)	-	(5, 903,133)
Gain on foreign currency translation					77,994	77,994

Balance, February 29, 2020	153,840,396	$153,840	$20,447,198	$(25,578,025)	$154,199	$(4,822,788)

The accompanying notes are an integral part of these consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Cash Flows

For the Years Ended February 29, 2020 and February 28, 2019

	Year Ended February 29, 2020	Year Ended February 28, 2019
Cash flows from operating activities
Net loss	$(5,903,133)	$(3,785,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,562,777	1,427,722
Interest expense related to derivative liabilities in excess of debt	-	295,662
Stock-based compensation	802,500	-
Warrant modification expense	1,184,366	-
Foreign currency transaction (gain) loss	(574)	2,284
Changes in operating assets and liabilities:
Prepaid expenses	(11,234)	67,476
Tax receivable	687	226
Accounts payable and accrued liabilities	817,365	596,866
Accounts payable – related party, net	665,209	118,714
Net cash used in operating activities	(882,037)	(1,276,682)

Cash flows from financing activities
Proceeds from issuance of convertible debentures	-	350,000
Proceeds from sale of common stock	406,250	1,000,000
Net cash flows provided by financing activities	406,250	1,350,000

Effect of foreign currency translation on cash	77,994	71,449

Change in cash during the period	(397,793)	144,767

Cash, beginning of the period	405,908	261,141

Cash, end of the period	$8,115	$405,908

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash investing and financing activities:
Modified retroactive adjustment for derivative liabilities	$-	$16,172,119

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation. As of February 29, 2020, approximately $2,500 of the Company’s cash balances were uninsured. The Company has not experienced any losses on such accounts.

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

For the year ended February 29, 2020 and February 28, 2019, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

	Year Ended	Year Ended
Common Shares Issuable for:	February 29, 2020	February 28, 2019
Convertible debt	54,183,862	50,042,556
Stock warrants	19,125,000	19,125,000
	73,308,862	69,167,556

Comprehensive Income (Loss)

The Company recognizes currency translation adjustments as a component of comprehensive income (loss).

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company adopted this standard on March 1, 2019, and determined that it had no receipts or payments meeting the criteria of the ASU. Therefore, the adoption had no impact on the Company’s February 29, 2020 consolidated financial statements.

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

On March 1, 2019, the Company adopted Topic 842 and elected practical expedients provided by the new standard whereby, the Company has elected to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs and to retain off-balance sheet treatment of short-term leases (i.e., 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise). As a result of the short-term expedient election, the Company has no leases that require the recording of a net lease asset and lease liability on the Company’s consolidated balance sheet or have a material impact on consolidated earnings or cash flows as of March 1, 2019 or February 29, 2020. Moving forward, the Company will evaluate any new lease commitments for application of Topic 842.

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

As of February 29, 2020, the Company had not generated any revenues and had an accumulated loss of $25,578,025 since inception. The cash balance of the Company was $8,115 as of February 29, 2020. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the 12 months following the issuance of these financial statements. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The current COVID-19 pandemic could continue to, and future similar epidemics or pandemics could also, materially and adversely impact our ability to finance and conduct our business once it becomes operational, and could materially and adversely impact our operations, financial condition and results. The COVID-19 pandemic had no impact on the Company’s current operations. The Company had and continues to have the same staff, same service providers and same processes as was the case prior to the pandemic.

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

On June 22, 2016, the Company terminated the February 2016 License suspension in preparation for a 3D seismic survey (the “Nike Survey”) that was comprised of approximately 69 sq. miles (179 sq. km.) on the southwest portion of the Prospect. After archaeological and environmental reviews of the survey area, fieldwork by the seismic contractor began on July 26, 2016. The Nike Survey and field work were completed on October 30, 2016 and the License was suspended again on November 1, 2016.

In July 2017, the License suspension was lifted in order to conduct a Work Area Clearance Survey (“WAC”) of several potential drill sites located in the southern portion of the License. After completing the Nike Survey, the Company requested and received five additional six-month suspensions, one in each of July 2017, June 2018, February 2019, July 2019, and January 2020 resulting in a new expiration date of October 29, 2022.

As a result of the activities, modifications and suspensions described above, the remaining work commitments are now as follows:

*	Year 3 ending October 28, 2020 - Shoot 2D seismic data totaling at least approximately 62 miles (100 km.) and shoot 3D seismic data totaling at a minimum approximately 77 sq. miles (200 sq. km.) and drill two wells.

*	Year 4 ending October 29, 2021 - Shoot 3D seismic data totaling at a minimum approximately 77 sq. miles (200 sq. km.) and drill two wells.

*	Year 5 ending October 29, 2022 - Drill three wells.

In four transactions, the Company acquired portions of the royalty interest associated with the PEL 512 License so that the Company now owns an aggregate 5.0% royalty interest, while the previous holders of the original 7.0% royalty interest continue to hold a 2.0% royalty interest. The Company does not believe that it will be able to complete its Year 3 commitment obligations by October 28, 2020 due date. Accordingly, the Company expects to seek an extension of such obligations prior to the due date. While the Company has to date been successful in obtaining such extensions, it has no assurance that any further extensions will be obtained.

5. Related Party Transactions

As of February 29, 2020 and February 28, 2019, the Company owed $814,399 and $149,190, respectively, to certain Company directors for accrued compensation and reimbursement of expenses paid on behalf of the Company.

During fiscal year 2020, the Company entered an agreement with Keith D. Spickelmier, the Company’s Chairman of the Board, as a consultant. The Company paid a consulting fee for the year ended February 29, 2020 of $52,000.

During fiscal year 2020, the Company entered into a consulting agreement with an affiliated entity owned by Keith McKenzie, the Company’s Chief Executive Officer. The Company paid a consulting fee for the year ended February 29, 2020 of $55,000

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

6. Convertible Debentures Payable

From May 27, 2016 through February 29, 2020, the Company issued eleven rounds (I thru XI) of senior secured convertible debentures, the proceeds of which have funded the initial Nike Survey with respect to the Prospect, the interpretation of seismic data acquired, expenses associated with the Nike Survey, costs associated with the debenture issuances, and general and administrative expenses. The debentures are secured by virtually all of the Company’s assets owned, directly or indirectly, but for the License. As discussed elsewhere, the Company may in the future sell additional senior secured convertible debentures having the same terms as those currently outstanding. The table below provides a summary of the senior secured convertible debentures issued through February 29, 2020 and related debt discount and amortization details.

Round	Issue Date	Maturity Date	Interest Rate	Conversion Price	Principal Amount	Debt Discount	Debentures, net of Debt Discount
Outstanding as of February 28, 2019:
I	May 27, 2016	May 27, 2021	8%	$0.16	$3,500,000	$3,500,000
II	Aug 16, 2016	May 27, 2021	8%	$0.16	200,000	199,999
	Aug 16, 2016	May 27, 2021	8%	$0.16	250,000	250,000
III	Dec 30, 2016	May 27, 2021	8%	$0.16	287,500	237,587
IV	Feb 15, 2017	May 27, 2021	8%	$0.16	1,000,000	1,000,000
V	Mar 31,2017	May 27, 2021	8%	$0.20	200,000	200,000
VI	Jul 5, 2017	May 27, 2021	8%	$0.20	137,500	137,500
	Jul 5, 2017	May 27, 2021	8%	$0.16	150,000	150,000
VII	Sept 19, 2017	May 27, 2021	8%	$0.16	400,000	400,000
	Sept 19, 2017	May 27, 2021	8%	$0.16	100,000	82,125
VIII	Oct 10, 2017	May 27, 2021	8%	$0.20	137,500	72,806
IX	Jan 3, 2018	May 27, 2021	8%	$0.20	137,500	137,500
X	April 2, 2018	May 27, 2021	8%	$0.20	137,500	137,500
XI	May 16, 2018	May 27, 2021	8%	$0.20	212,500	212,500
Amortized discount as of February 28, 2019						(3,049,544)
Balance as of February 28, 2019					6,850,000	3,667,973	$3,182,027
Activity for the year ended February 29, 2020:
Amortization of discount for the year ended February 29, 2020						(1,562,777)
Balance as of February 29, 2020					$6,850,000	$2,105,196	$4,744,804

The Company recognized $1,562,777 and $1,427,722 of debt discount amortization during the years ended February 29, 2020 and February 28, 2019, respectively. During the years ended February 29, 2020 and February 28, 2019, the Company incurred interest expense directly related to the Convertible Debentures of $680,284 and $620,622, respectively, at a rate of 8% per year, compounded quarterly.

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

The impact of the adoption was as follows:

Derivative liabilities	$(16,172,119)

Additional paid-in capital	$12,544,607
Accumulated deficit	3,627,512
Total stockholders’ deficit	$16,172,119

8. Commitments and Contingencies

Office Lease

Change in Accounting Policy. The Company adopted ASU No. 2016-02, “Leases (Topic 842)” and ASU NO. 2018-11, “Leases (Topic 842): Targeted Improvements”, on March 1, 2019, using the alternative modified transition method, for which, comparative periods, including the disclosures related to those periods, are not restated as of March 1, 2019. Refer to Note 2 – Summary of Significant Accounting Policies above for additional information.

The Company leases virtual office space in Houston, Texas, with a 4-month term ending March 31, 2020 for $193 per month and has a remaining obligation as of February 29, 2020 of $193. The Subsidiary leases virtual office space in Melbourne, Australia, on a month-to-month basis for AU$175. The Company’s server space is also leased on a month-to-month basis for CA$500 inside the office of Keith McKenzie, an officer and director of the Company.

During the year ended February 29, 2020 and February 28, 2019, the Company incurred lease expense of $9,442 and $11,576, respectively, for the combined leases.

9. Income Taxes

The following table reconciles the U.S. federal statutory income tax rate in effect for the years ended February 29, 2020 and February 28, 2019, and the Company’s effective tax rate:

	Year Ended February 29, 2020	Year Ended February 28, 2019
U.S. federal statutory income tax	$(1,184,603)	$(745,430)
Meals & Entertainment	8,190	18,958
True-up of Prior Year Permanent Items	-	7,140
Change in Valuation Allowance	1,176,413	719,332
Effective income tax rate	$-	$-

The significant components of deferred income tax assets and (liabilities) at February 29, 2020 and February 28, 2019 are as follows:

	February 29, 2020	February 28, 2019

Capitalized Geological/Geophysical & Other Intangibles	$20,402	$56,956
Debt Discount & Related Amortization	16,562	(454,481)
Federal Net Operating Loss	1,916,654	1,174,730
Less: Valuation Allowance	(1,953,618)	(777,205)
Net Deferred Tax Asset	$-	$-

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

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended February 29, 2020 and February 28, 2019. An NOL carryforward of $9,126,922 has accumulated as of February 29, 2020 with portions beginning to expire in 2032. NOLs may be limited for future use to the extent there has been a Section 382 limitation resulting from a certain percentage ownership change in a year or years. At this time, Management has not determined whether the threshold ownership change has occurred for any year, nor whether a Section 382 limitation applies.

10. Shareholders’ Deficit

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

The Company received gross proceeds of $356,250 from the private placement of 1,425,000 shares of common stock during the year ended February 29, 2020 at a price of $0.25 per common share. 25,000 of these shares have not been issued as of the filing date of these financial statements, but the total purchase price of $6,250 was received as of February 29, 2020. Additionally, the Company received gross proceeds of $50,000 from the private placement of 250,000 shares of common stock during the year ended February 29, 2020 at a price of $0.20 per common share.

Warrants

Pursuant to debenture agreements dated May 27, 2016 and August 16, 2016, warrants to purchase 13,875,000 shares of the Company’s common stock had an original expiration date of May 27, 2019. On May 27, 2019, the Company entered into agreements to extend the related expiration dates to July 27, 2019. As a result of the modification, the Company recorded additional expense of approximately $365,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 2.35%, (2) expected life of 2 months, (3) expected volatility of 80%, and (4) zero expected dividends. On July 27, 2019, the Company entered into agreements to further extend the related expiration dates to December 31, 2019. As a result of the modification, the Company recorded additional expense of approximately $371,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 2.1%, (2) expected life of 5 months, (3) expected volatility of 80%, and (4) zero expected dividends. On December 31, 2019, the Company entered into agreements to further extend the related expiration dates to February 29, 2020. As a result of the modification, the Company recorded additional expense of approximately $26,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 1.48%, (2) expected life of 2 months, (3) expected volatility of 80%, and (4) zero expected dividends. On February 29, 2020, the Company entered into agreements to further extend the related expiration dates to August 31, 2020. As a result of the modification, the Company recorded additional expense of approximately $340,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 1.11%, (2) expected life of 6 months, (3) expected volatility of 100%, and (4) zero expected dividends. The expense related to these modifications was included in general and administrative expense on the statement of operations.

Pursuant to debenture agreements dated February 15, 2017, warrants to purchase 3,750,000 shares of the Company’s common stock had an original expiration date of February 15, 2020. On February 15, 2020, the Company entered into agreements to extend the related expiration dates to August 31, 2020. As a result of the modification, the Company recorded additional expense of approximately $82,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 1.55%, (2) expected life of 6.5 months, (3) expected volatility of 101%, and (4) zero expected dividends. The expense related to these modifications was included in general and administrative expense on the statement of operations.

No expense was recorded by the Company for the incremental fair value of the warrants due to the early adoption of ASU 2017-11 as noted in Footnote 2.

Warrant activity during the year ended February 29, 2020 and February 28, 2019 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Term
	Warrants	Exercise Price	(Years)
Outstanding at February 28, 2018	19,125,000	$0.20	1.49
Issued	-
Outstanding at February 28, 2019	19,125,000	$0.20	0.49
Expired/Cancelled	-
Outstanding and exercisable as of February 29, 2020	19,125,000	$0.20	0.51

The intrinsic value of warrants outstanding at February 29, 2020 and February 28, 2019 was $2,639,250 and $-0-, respectively.

11. Subsequent Events

On March 18, 2020, the Company received gross proceeds of $50,000 from the private placement of 250,000   shares of common stock at a price of $0.20 per common share.

On April 27, 2020, the Company received loan proceeds of $118,750 pursuant to the U.S. Small Business Administration under sections 1102 and 1106 of the Coronavirus Aid, Relief, and Economic Security Act and specifically Section 1102 of the Act titled the “Paycheck Protection Program”.

On July 15, 2020, the Company sold 250,000 shares of common stock, at a price of $0.20 per common share, to a private investor in exchange for gross proceeds of $50,000 pursuant to private placements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY ENERGY CORP.

By:	/s/ William E. Begley
William E. Begley
President
Date:	July 16, 2020

In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Keith J. McKenzie
Keith J. McKenzie
Director, Chief Executive Officer
(Principal executive officer)
Date: July 16, 2020

/s/ Keith D. Spickelmier
Keith D. Spickelmier
Chairman
Date: July 16, 2020

/s/ William E. Begley
William E. Begley
Director, Chief Financial Officer (Principal financial and accounting officer)
Date: July 16, 2020

45