Form 10-Q
period 2020-05-31
Discovery Energy Corp.
filed 2020-07-20
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 154,090,396 as of July 20, 2020.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp.

Consolidated Balance Sheets

(Unaudited)

	May 31, 2020	February 29, 2020
Assets
Current Assets
Cash	$75,134	$8,115
Prepaid expenses	101,056	34,480
Tax receivable	11	624
Total Current Assets	176,201	43,219
Oil and gas property – not subject to amortization (successful efforts method)	2,883,915	2,883,915
Other assets	33,295	32,620
Total Assets	$3,093,411	$2,959,754

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$2,479,793	$2,223,339
Accounts payable – related parties, net	1,037,588	814,399
Convertible debentures payable, net of debt discount – current portion	5,155,089	-
Total Current Liabilities	8,672,470	3,037,738

Convertible debentures payable, net of debt discount	-	4,744,804
Notes Payable	118,750	-
Total Liabilities	8,791,220	7,782,542

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock – 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock – 500,000,000 shares authorized, $0.001 par value – 154,090,396 and 153,840,396 shares issued and outstanding, respectively	154,090	153,840
Additional paid-in capital	20,496,948	20,447,198
Accumulated other comprehensive income	226,989	154,199
Accumulated deficit	(26,575,836)	(25,578,025)
Total Shareholders’ Deficit	(5,697,809)	(4,822,788)
Total Liabilities and Shareholders’ Deficit	$3,093,411	$2,959,754

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended May 31, 2020 and 2019

(Unaudited)

	Three Months Ended	Three Months Ended
	May 31, 2020	May 31, 2019
Operating Expenses
General and administrative	$404,888	$1,629,636
Exploration costs	2,850	26,925
Total operating expenses	407,738	1,656,561

Operating loss	(407,738)	(1,656,561)

Other Income (Expense)
Interest expense	(590,075)	(545,349)
Miscellaneous income	2	687
Gain (loss) on foreign currency transactions	-	(99)

Other income (expenses)	(590,073)	(544,761)

Net loss	$(997,811)	$(2,201,322)

Loss per common share – basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	154,044,200	150,130,613

Comprehensive Income (Loss)
Net loss	$(997,811)	$(2,201,322)
Other comprehensive income – gain on foreign currency translation	72,790	82,932
Total comprehensive loss	$(925,021)	$(2,118,390)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Three Months Ended May 31, 2020 and 2019

(Unaudited)

	Common Stock		Additional		Accumulated Other	Total Shareholders’
	Number	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)
Balance, February 29, 2020	153,840,396	$153,840	$20,447,198	$(25,578,025)	$154,199	$(4,822,788)
Sale of common stock	250,000	250	49,750	-	-	50,000
Gain on foreign currency translation	-	-	-	-	72,790	72,790
Net loss	-	-	-	(997,811)	-	(997,811)

Balance, May 31, 2020	154,090,396	$154,090	$20,496,948	$(26,575,836)	$226,989	$(5,697,809)

	Common Stock		Additional		Accumulated Other	Total Shareholders’
	Number	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)
Balance, February 28, 2019	148,240,396	$148,240	$18,059,682	$(19,674,892)	$76,205	$(1,390,765)
Share-based compensation	3,700,000	3,700	736,300	-	-	740,000
Warrant modification expense	-	-	364,683	-	-	364,683
Gain on foreign currency translation	-	-	-	-	82,932	82,932
Net loss	-	-	-	(2,201,322)	-	(2,201,322)

Balance, May 31, 2019	151,940,396	$151,940	$19,160,665	$(21,876,214)	$159,137	$(2,404,472)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Cash Flows

For the Three Months Ended May 31, 2020 and 2019

(Unaudited)

	Three Months Ended May 31, 2020	Three Months Ended May 31, 2019
Cash flows from operating activities
Net loss	$(997,811)	$(2,201,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	410,285	378,569
Stock-based compensation	-	740,000
Warrant modification expense	-	364,683
Foreign currency transaction (gain) loss	-	99
Changes in operating assets and liabilities:
Prepaid expenses	(66,576)	(93,450)
Tax receivable	613	957
Accounts payable and accrued liabilities	255,779	197,760
Accounts payable – related party, net	223,189	247,497
Net cash used in operating activities	(174,521)	(365,207)

Cash flows from financing activities
Proceeds from borrowings on notes payable	118,750	-
Proceeds from sale of common stock	50,000	-
Net cash flows provided by financing activities	168,750	-

Effect of foreign currency translation on cash	72,790	82,932

Change in cash during the period	67,019	(282,275)

Cash, beginning of the period	8,115	405,908

Cash, end of the period	$75,134	$123,633

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Notes to the Consolidated Financial Statements

1. Nature of Operations

The principal business of Discovery Energy Corp. (“Company”) is the exploration and development of the 584,651 gross acres (914 sq. miles) in South Australia (“Prospect”) covered by Petroleum Exploration License PEL 512 (“License”). In May 2012, the Company incorporated a wholly-owned Australian subsidiary, Discovery Energy SA Ltd., for the purpose of acquiring a 100% working interest in the License. On May 25, 2016, its status changed from a public to a private legal entity and its name changed to Discovery Energy SA Pty Ltd. (“Subsidiary”). To date, the Company has not determined whether or not the Prospect, which overlies portions of the Cooper and Eromanga basins, contains any crude oil and/or natural gas reserves that are economically recoverable. While the Company’s present focus is on the Prospect, it may consider pursuing other attractive crude oil and/or natural gas exploration opportunities.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation. As of May 31, 2020, approximately $5,300 of the Company’s cash balances were uninsured, related to the Company’s Australian subsidiary. The Company has not experienced any losses on such accounts.

Oil and Gas Property and Exploration Costs

The Company is in the exploration stage of evaluating the Prospect and has not yet realized any revenues from its operations. It applies the successful efforts method of accounting for crude oil and natural gas properties. Under this method, exploration costs such as exploratory geological and geophysical costs, delay rentals and exploratory overhead are expensed as incurred. Costs to acquire mineral interests in crude oil and/or natural gas properties, drill and equip exploratory wells that find proved reserves and drill and equip development wells are capitalized. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proven crude oil and/or natural gas properties to the extent associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated. Capitalized costs from successful exploration and development activities associated with producing crude oil and/or natural gas leases, along with capitalized costs for support equipment and facilities, are amortized to expense using the unit-of-production method based on proved crude oil and/or natural gas reserves on a field-by-field basis, as estimated by qualified petroleum engineers

Long-lived Assets

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

For the three months ended May 31, 2020 and 2019, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

	Three Months Ended	Three Months Ended
	May 31, 2020	May 31, 2019
Common Shares Issuable for:
Convertible debt	55,276,694	51,054,769
Stock warrants	19,125,000	19,125,000
	74,401,694	70,179,769

Comprehensive Income (Loss)

The Company recognizes currency translation adjustments as a component of comprehensive income (loss).

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company adopted this standard on March 1, 2019, and determined that it had no receipts or payments meeting the criteria of the ASU. Therefore, the adoption had no impact on the Company’s May 31, 2020 consolidated financial statements.

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

On March 1, 2019, the Company adopted Topic 842 and elected practical expedients provided by the new standard whereby, the Company has elected to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs and to retain off-balance sheet treatment of short-term leases (i.e., 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise). As a result of the short-term expedient election, the Company has no leases that require the recording of a net lease asset and lease liability on the Company’s consolidated balance sheet or have a material impact on consolidated earnings or cash flows as of March 1, 2019 or May 31, 2020. Moving forward, the Company will evaluate any new lease commitments for application of Topic 842.

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

As of May 31, 2020, the Company had not generated any revenues and had an accumulated loss of $26,575,836 since inception. The cash balance of the Company was $75,134 as of May 31, 2020. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the 12 months following the issuance of these financial statements. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The current COVID-19 pandemic could continue to, and future similar epidemics or pandemics could also, materially and adversely impact our ability to finance and conduct our business once it becomes operational, and could materially and adversely impact our operations, financial condition and results. The COVID-19 pandemic has had no material impact on the Company’s current business activities which are primarily focused on compliance and fund raising tasks. The Company has had and continues to have the same staff, same service providers and same processes as was the case prior to the pandemic.

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

5. Related Party Transactions

As of May 31, 2020, and February 29, 2020, the Company owed $1,037,588 and $814,399, respectively, to certain Company directors for accrued compensation and reimbursement of expenses paid on behalf of the Company.

6. Notes Payable

In connection with the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, on April 27, 2020 the Company borrowed approximately $118,750 at a 1% interest rate per annum. The loan matures on April 27, 2022. In due course, the Company intends to apply for the forgiveness of this indebtedness to the maximum extent permitted by applicable law. For the three months ended May 31, 2020, the Company accrued $114 in interest at a rate of 1% per annum.

7. Convertible Debentures Payable

From May 27, 2016 through May 16, 2018, the Company issued eleven rounds (I thru XI) of senior secured convertible debentures, the proceeds of which have funded the initial Nike Survey with respect to the Prospect, the interpretation of seismic data acquired, expenses associated with the Nike Survey, costs associated with the debenture issuances, and general and administrative expenses. The debentures are secured by virtually all of the Company’s assets owned, directly or indirectly, but for the License. As discussed elsewhere, the Company may in the future sell additional senior secured convertible debentures having the same terms as those currently outstanding. The table below provides a summary of the senior secured convertible debentures issued through May 31, 2020 and related debt discount and amortization details.

Round	Issue Date	Maturity Date	Interest Rate	Conversion Price	Principal Amount	Debt Discount	Debentures, net of Debt Discount
Outstanding as of February 29, 2020:
I	May 27, 2016	May 27, 2021	8%	$0.16	$3,500,000	$3,500,000
II	Aug 16, 2016	May 27, 2021	8%	$0.16	200,000	199,999
	Aug 16, 2016	May 27, 2021	8%	$0.16	250,000	250,000
III	Dec 30, 2016	May 27, 2021	8%	$0.16	287,500	237,587
IV	Feb 15, 2017	May 27, 2021	8%	$0.16	1,000,000	1,000,000
V	Mar 31,2017	May 27, 2021	8%	$0.20	200,000	200,000
VI	Jul 5, 2017	May 27, 2021	8%	$0.20	137,500	137,500
	Jul 5, 2017	May 27, 2021	8%	$0.16	150,000	150,000
VII	Sept 19, 2017	May 27, 2021	8%	$0.16	400,000	400,000
	Sept 19, 2017	May 27, 2021	8%	$0.16	100,000	82,125
VIII	Oct 10, 2017	May 27, 2021	8%	$0.20	137,500	72,806
IX	Jan 3, 2018	May 27, 2021	8%	$0.20	137,500	137,500
X	April 2, 2018	May 27, 2021	8%	$0.20	137,500	137,500
XI	May 16, 2018	May 27, 2021	8%	$0.20	212,500	212,500
Amortized discount as of February 29, 2020						(4,612,321)
Balance as of February 29, 2020					6,850,000	2,105,196	$4,744,804
Activity for the three months ended May 31, 2020:
Amortization of discount for the three months ended May 31, 2020						(410,285)
Balance as of May 31, 2020					$6,850,000	$1,694,911	$5,155,089

The Company recognized $410,285 and $378,569 of debt discount amortization during the three months ended May 31, 2020 and May 31, 2019, respectively. During the quarters ended May 31, 2020 and 2019, the Company incurred interest expense directly related to the Convertible Debentures of $179,487 and $166,780, respectively, at a rate of 8% per year, compounded quarterly.

8. Commitments and Contingencies

Office Lease

The Company leases virtual office space in Houston, Texas, with a term ending September 30, 2020 for $193 per month and has a remaining obligation as of May 31, 2020 of $772. The Subsidiary leases virtual office space in Melbourne, Australia, on a month-to-month basis for AU$175. The Company’s server space is also leased on a month-to-month basis for CA$500 inside the office of Keith McKenzie, an officer and director of the Company.

During the three months ended May 31, 2020 and 2019, the Company incurred lease expense of $2,000 and $2,725, respectively, for the combined leases.

9. Shareholders’ Deficit

The Company received gross proceeds of $50,000 from the private placement of 250,000 shares of common stock during the three months ended May 31, 2020 at a price of $0.20 per common share. On February 2, 2020, the Company received proceeds of $6,250 in a private placement for 25,000 shares of common stock at $0.25 per share. As of May 31, 2020, the 25,000 shares had not been issued.

During the three months ended May 31, 2019, the Company issued 3,700,000 shares of its common stock for services at a price of $0.20 per share to certain officers, board members, employees and professional service providers, based on the stock price on the date of grant with a total grant date fair value of $740,000 (of which 2,500,000 shares were issued to the certain related parties).

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

Warrant activity during the three months ended May 31, 2020 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Term
	Warrants	Exercise Price	(Years)
Outstanding at February 29, 2020	19,125,000	$0.20	0.51
Expired/Cancelled	-
Outstanding and exercisable as of May 31, 2020	19,125,000	$0.20	0.26

The intrinsic value of warrants outstanding at May 31, 2020 and 2019 were $ $956,250 and $191,250, respectively.

10. Subsequent Events

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

Recent Developments and Events

Coronavirus Pandemic. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”), surfaced in Wuhan, China. Since then, SARS-CoV-2 and COVID-19 spread to many countries, including the U.S. The COVID-19 pandemic led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. It resulted in a significant spike in unemployment and a concomitant decline in economic activity in the U.S. and many other countries, and any future outbreak of a health epidemic or other adverse public health developments may have similar effects. Although the effects of the COVID-19 pandemic had been lessening in the U.S. and other parts of the world overall, these effects recently started worsening again in the U.S. and elsewhere, creating renewed uncertainty regarding the future. The current COVID-19 pandemic could continue to, and future similar epidemics or pandemics could also, materially and adversely impact our ability to finance and conduct our business once it becomes operational, and could materially and adversely impact our operations, financial condition and results.

Severe Hydrocarbons Price Decline. Another recent development occurring more or less simultaneously with the COVID-19 pandemic is a Hydrocarbons price war that began in early March 2020. At the time that this event started on March 8, 2020, the price of Brent crude was $45.27 per barrel, which was already down from a recent high of $68.91 on January 6, 2020. Such price declined to a low of $19.33 on April 21, 2020. On July 10, 2020, the posted price of Brent crude was $43.17. Prices of Hydrocarbons are volatile and entail certain risks. The Company has no assurance that the price of Hydrocarbons will recover to adequate levels or that the Company will not be harmed by prolonged low levels of Hydrocarbon prices.

Historical Milestones

To date, the Company has achieved the following milestones:

*	On October 26, 2012, the License was granted to the Subsidiary. After the License grant, the Company’s primary focus was on completing a financing to raise sufficient funds so that the Company could undertake a required proprietary seismic acquisition program. After exploring a number of possible financings, the precipitous decline in crude oil prices starting in the summer of 2014 delayed the Company’s ability to successfully complete a financing of the type being sought.
*	In May 2016, the Company completed its first closing under a financing arrangement pursuant to which the Company issued to two investors Senior Secured Convertible Debentures due May 27, 2021 (each a “Debenture” and collectively the “Debentures”). To date, the Company has issued a total of 14 Debentures having an aggregate original principal amount of $6,850,000. The Debentures are due and payable on or before May 27, 2021. Interest on the Debentures to date has been accrued and added to principal, thereby increasing the outstanding balance on the Debentures to approximately $9,139,000 as of June 30, 2020. Interest will be accrued until such time as the Debentures are repaid or converted. Among other uses, the proceeds from the Debentures enabled the Company to undertake required seismic work. In conjunction with certain issuances of Debentures, warrants (“Warrants”) were issued that grant the holder the right to purchase up to a maximum of 19,125,000 common shares at an initial per-share exercise price of $0.20. For more information about the Debentures and the Warrants, see the section captioned “Liquidity and Capital Resources - Financing History and Immediate, Short-Term Capital Needs - Debenture Financing” below.
*	On October 30, 2016, fieldwork was completed on the Company’s proprietary Nike 3D seismic survey (the “Nike Survey”) covering an approximately 69 sq. mile (179 sq. km.) section of the western portion of the South Block of the Prospect and directly on trend and in close proximity to mature producing oilfield and recent discoveries on the blocks to the north. The Nike Survey was completed at a “turnkey price” of approximately $2.4 million.
*	The raw data from the Nike Survey was converted to analytical quality information, processed and interpreted by the Company’s geophysical advisor. Interpretation of the processed data included advanced technical analysis by specialized consultants. This technical work identified an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. The Company has prioritized these initial prospective locations for presentation to potential sources of significant capital. Technical analysis is on-going.
*	In June 2017, the Company completed the archeological and environmental field surveys of seven prospective drilling locations as required by applicable laws and regulations. It subsequently filed reports on these surveys with the South Australian government; no material issues were identified at any of the prospective drilling sites.
*	In addition to the amounts raised pursuant to the Debentures arrangements, since the Company adopted its current business plan, the Company has raised funds totaling approximately $4.3 million through private placements of the Company’s common shares.
*	In several transactions to date, the Company (through the Subsidiary) purchased portions of an original 7.0% royalty interest relating to the Prospect retained by the party that, in effect, transferred and sold the License to the Company. As a result, the Company (through the Subsidiary) now owns an aggregate 5.0% royalty interest, while the previous holder of the original 7.0% royalty interest continues to hold a 2.0% royalty interest. The aggregate purchase price for the aggregate 5.0% royalty interest was $540,500.

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

Discovery does not believe that it will be able to complete its Year 3 Commitment obligations by their due date of October 28, 2020. Accordingly, the Company expects to seek an extension of such obligations prior to the due date. While the Company has to date been successful in obtaining such extensions, it has no assurance that any further extensions will be obtained. The failure to obtain the required extension will materially and adversely impact the Company. See the section captioned “Liquidity and Capital Resources - Consequences of a Financing Failure” below.

Discovery needs a significant amount of capital to fulfill its obligations under the Commitment. Moreover, the Debentures mature in May 2021, and the Company will need to raise additional funds or generate sufficient revenues through Hydrocarbons production to timely repay the Debentures. The Company’s capital requirements and financing activities are described in the section captioned “Liquidity and Capital Requirements” below. The success of the initial phase of the Company’s plan of operations depends upon the Company’s ability to obtain additional capital or enter into a suitable joint venture arrangement in order to acquire additional seismic data and successfully drill Commitment wells. Failure to obtain required additional capital or enter into a suitable joint venture arrangement will materially and adversely affect the Company and its stockholders in ways that are discussed in the section captioned “Liquidity and Capital Resources - Consequences of a Financing Failure” below. The Company cannot provide assurance that it will obtain the necessary capital and/or enter into a suitable joint venture agreement.

Results of Operations

Results of operations for the three-month periods ended May 31, 2020 and 2019 are summarized in the table below:

	Three Months Ended May 31, 2020	Three Months Ended May 31, 2019
Revenue	$-	$-
Operating expenses	(407,738)	(1,656,561)
Other income (expenses)	(590,073)	(544,761)
Net income (loss)	$(997,811)	$(2,201,322)

Operating expenses for the three-month periods ended May 31, 2020 and 2019 are outlined in the table below:

	Three Months Ended May 31, 2020	Three Months Ended May 31, 2019
Stock-based compensation expense	$-	$740,000
General and administrative	404,888	524,953
Warrant Modification Expense	-	364,683
Exploration costs	2,850	26,925
Total Operating Expenses	$407,738	$1,656,561

Results of Operations for the Three-Month Periods Ended May 31, 2020 and 2019

Revenues. The Company did not earn any revenues in either of the comparative quarter years. Sales revenues are not anticipated until such time as the Prospect has commenced commercial production of Hydrocarbons. As the Company is presently in the exploration stage of its operations, no assurance can be provided that commercially exploitable levels of hydrocarbons on the Prospect will be discovered, or if such resources are discovered, that the Prospect will commence commercial production.

Operating Expenses. Total operating expenses incurred during the quarter ended May 31, 2020 decreased by approximately $1,250,000 (75%), compared to those incurred during the quarter ended May 31, 2019. The decrease is primarily due to the absence of any stock-based compensation or warrant modification expense for the quarter ended May 31, 2020, while the Company had such expenses of approximately $740,000 and $365,000, respectively, for the quarter ended May 31, 2019. Other cost reductions included:

*	$63,000 – Travel related expenses (as travel was curtailed to avoid exposure to COVID-19 virus)
*	$57,000 – Professional and General and Administrative (paid to 3rd party service providers)
*	$24,000 – Exploration (due to reduced activity in Australia)

Net Income (Loss). The Company had a net loss of $997,811 for the quarter ended May 31, 2020, compared to a net loss of $2,201,000 for the quarter ended May 31, 2019. The primary driver of this change is attributable to the absence of stock-based compensation expense and warrant modification expense in the quarter ended May 31, 2020, compared to the quarter ended May 31, 2019. Loss per common share, on both a basic and fully diluted basis, was $0.01 in the first quarter of each of fiscal 2021 and fiscal 2020.

Cash Flows for the Three-Month Periods Ended May 31, 2020 and 2019

Cash Used in Operating Activities: Operating activities for the three months ended May 31, 2020 used cash of $174,521, versus $365,207 for the three months ended May 31, 2019, primarily due to a decrease travel, use of third party providers and exploration activities as further described above, in the three months ended May 31, 2020.

Cash Used in Investing Activities: No cash was used for investing activities during each of the three month periods ended May 31, 2020 and May 31, 2019.

Cash Provided by Financing Activities: Financing activities totaled $168,750 during the three months ended May 31, 2020, resulting from the private placement of 250,000 common shares at $0.20 per common share for gross proceeds of $50,000, and proceeds from a Paycheck Protection Program loan in the amount of $118,750. There was no cash provided by financing activities for the three-month period May 31, 2019.

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

Debenture Financing. Beginning in May 2016 and continuing through August 2018, the Company relied on a series of placements of Debentures (debt instruments convertible into common shares). The 14 Debentures comprising this series were issued pursuant to a Securities Purchase Agreement executed on May 27, 2016. Debentures having an aggregate original principal amount of $6,850,000 have been placed. In conjunction with certain Debentures, warrants (“Warrants”) were issued that grant to the holder the right to purchase from the Company up to a maximum of 19,125,000 common shares at an initial per-share exercise price of $0.20.

Each of the Debentures includes the following features:

*	The Debentures bear interest at the rate of eight percent (8%) per annum, compounded quarterly. However, upon the occurrence and during the continuance of a stipulated event of default, the Debentures will bear interest at the rate of twelve percent (12%) per annum.
*	Interest need not be paid on the Debentures until the principal amount of the Debentures becomes due and payable. Instead, accrued interest is added to the outstanding principal amount of the Debentures quarterly. Nevertheless, the Company may elect to pay accrued interest in cash at the time that such interest would otherwise be added to the outstanding principal amount of the Debentures.
*	The principal amount of and accrued interest on the Debentures are due and payable in a single balloon payment on or before May 27, 2021.
*	We are not entitled to prepay the Debentures prior to their maturity.
*	The Debentures are convertible, in whole or in part, into Common Shares at the option of holders, at any time and from time to time. The conversion price for Debentures having an aggregate original principal amount of $5,887,500 is $0.16, while the conversion price for a Debenture with an original principal amount of $962,500 is $0.20. All conversion prices are subject to certain adjustments that are believed to be customary in transactions of this nature, including so-called “down round” financing adjustments. The Company is subject to certain liabilities and liquidated damages for its failure to honor timely a conversion of the Debentures, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.
*	The holders of the Debentures are entitled to have them redeemed completely or partially upon certain events (such as a change of control transaction involving the Company or the sale of a material portion of the Company’s assets) at a redemption price equal to 120% of the then outstanding principal amount of the Debenture and 100% of accrued and unpaid interest on the outstanding principal amount of this Debenture, plus all liquidated damages and other amounts due thereunder in respect of the Debenture.
*	The Debentures feature negative operating covenants, events of defaults and remedies upon such events of defaults that are believed to be customary in transactions of this nature. One of the remedies upon an event of default is the Debenture holders’ ability to accelerate the maturity of the Debenture such that all amounts owing under the Debenture would become immediately due and payable. The Debenture holders would then be able to resort to the collateral securing the Debentures, if the Company did not pay the amount outstanding, which is likely to be the case.
*	The Debentures are secured by virtually all of the Company’s assets owned directly or indirectly but for the License, which is held by the Company’s Australian subsidiary, Discovery Energy SA Pty Limited (the “Subsidiary”). Moreover, the Company has separately guaranteed the Debentures and has pledged all of its stock in the Subsidiary to secure such guarantee. The essential effect of these security arrangements is that, if the Company defaults on or experiences an event of default with respect to the Debentures, the holders of the Debentures could exercise the rights of a secured creditor, which could result in the partial or total loss of nearly all of the Company’s assets, in which case its business could cease and all or substantially all stockholders’ equity could be lost. For more information about this, see the section captioned “Consequences of a Financing Failure” below.

Each of the Warrants includes the following features:

*	The initial per-share exercise price of the Warrants is $0.20 and is subject to certain adjustments that are generally believed to be customary in transactions of this nature. Subject to certain exceptions, the exercise price of the Warrants involves possible adjustments downward to the price of any common shares or their equivalents sold by the Company during the term of the Warrants for less than the then applicable exercise price of the Warrants. Upon the adjustment of the exercise price, the number of shares issuable upon exercise of the Warrants is proportionately adjusted so the aggregate exercise price of the Warrants remains unchanged.
*	All of the Warrants are currently exercisable and remain so until their expiration date of August 31, 2020 with respect to 17,625,000 warrant shares, or September 19, 2020 with respect to 1,500,000 warrant shares.
*	The Company is subject to certain liabilities and liquidated damages for failure to honor timely an exercise of the Warrants, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

The largest holder of the Debentures has the right to have elected to the Company’s Board of Directors one nominee, but this holder has not yet exercised the right to nominate or have one director elected.

Moreover, persons holding a majority of the outstanding Debentures have the right to require the Company to register with the SEC the resale of the shares into which Debentures can be converted, the shares that can be acquired upon the exercise of the Warrants and possibly other shares owned by such persons as wells.

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

Paycheck Protection Program Loan. In connection with the Payroll Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, the Company borrowed the sum of approximately $118,750. In due course, the Company intends to apply for the forgiveness of this indebtedness to the maximum extent permitted by applicable law.

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

Long-Term Capital Needs

The five-year work commitment relating to the License imposes certain obligations on the Company. The work requirements of the first two years, which included geotechnical studies and the Nike Survey, have been completed and reports and certain work materials have been submitted as required by the South Australian government. Going forward, additional funds will be required to meet the seismic and drilling obligations of License Years 3, 4 and 5. Working capital will also be needed to satisfy general and administrative expenses. Between July 2020 and October 2022 (the month in which the Company’s work commitments are currently required to be completed), the Company estimates that it will need to raise an additional $20.0 million to have sufficient capital to meet the remaining work commitments specified in the License and to fund operations. Net revenues produced from successful oil wells could provide some of the funds required to meet these capital needs. However, no assurance can be given that this or any other amount of financing will be obtained or that any oil revenue will be earned.

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

The interpretation and analysis of the Nike Survey resulted in an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. These initial prospective locations were prioritized and the results are being presented to prospective investors with a view to securing the capital to commence the Company’s initial drilling program. The Company needs to complete a major capital raising transaction to continue moving its business plan forward. In the interim, the Company is continuing efforts to raise comparably smaller amounts to cover general and administrative expenses. The Company has no assurance that it will be able to raise any required funds. The Company has been and is also exploring efforts to secure one or more joint venture partners.

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

COVID-19

The Company has experienced no obvious impact from the COVID-19 pandemic with respect to Liquidity and Capital Resources. However, the result of the pandemic may create greater uncertainty or challenges in the Company’s ability to raise capital. For further risk discussion, see the risk factor captioned “PANDEMICS OR DISEASE OUTBREAKS (SUCH AS THE NOVEL CORONAVIRUS, ALSO KNOWN AS THE COVID-19 VIRUS) COULD MATERIALLY AND ADVERSELY AFFECT US IN A VAREITY OF WAYS” in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended February 29, 2020.

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

Limitations on Effectiveness of Controls and Procedures

Company management, including the CEO and CFO do not expect that disclosure control procedures and/or internal controls will prevent all potential errors and/or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the actions or inactions of one or more individuals and/or by management override of various controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving stated goals under all potential future conditions. Over time, controls could become inadequate due to changes in internal and/or external conditions, or a deterioration in the degree of staff and/or systems compliance with the standards, policies and procedures of the Company.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The COVID-19 pandemic has had no impact on the Company’s internal controls over financial reporting. The Company has had and continues to have the same staff, same service providers and same processes as was the case prior to the pandemic.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During March 2020, the Company completed a private placement of 250,000 its common shares with one investor for an aggregate purchase price of $50,000. The issuance of these securities is claimed to be exempt pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Act”) and Rule 506(b) of Regulation D under the Act. No advertising or general solicitation was employed in offering these securities. The offering and sale were made only to an accredited investor, and subsequent transfers were restricted in accordance with the requirements of the Act. None of the securities were registered under the Act, and none of them may be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements.

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

July 20, 2020

