Form 10-K/A
period 2020-02-29
Discovery Energy Corp.
filed 2020-07-30
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 154,090,396 as of July 10, 2020

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Discovery Energy Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its original Annual Report on Form 10-K for the fiscal year ended February 29, 2020 filed with the U.S. Securities and Exchange Commission (the “Commission”) on July 17, 2020 (the “Form 10-K”) solely to disclose that the Company filed the Form 10-K after the original May 29, 2020 deadline in reliance on the Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (the “Order”) to delay the filing of the Form 10-K due to circumstances related to the coronavirus disease 2019 (“COVID-19”). This Form 10-K/A is being filed to include the disclosure below in accordance with the Order, which was inadvertently omitted from the Form 10-K, and to include updated certifications.

On May 21, 2020, the Company timely filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. The disruption imposed on the Company and the financial statements auditing process by COVID-19, closures, and shelter in place orders in Texas caused the Company to experience a delay in its ability to complete and file the Form 10-K. Consequently, the Company was unable to file the Form 10-K on May 29, 2020 and relied on the Order for the filing of the Form 10-K within 45 days after its original due date.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosure in the Form 10-K or reflect events that occurred after the date of the Form 10-K. Therefore, this Form 10-K/A should be read in conjunction with the Form 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Form 10-K.

Item 15. Exhibits, Financial Statement Schedules.

Part IV of the Form 10-K is hereby amended solely to add the following exhibits:

(a)(3)	The following Exhibits are filed as part of this Report.

31.01	Sarbanes Oxley Section 302 Certifications - filed herewith.
31.02	Sarbanes Oxley Section 302 Certifications - filed herewith.
32.01	Sarbanes Oxley Section 906 Certifications - filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY ENERGY CORP.

By:	/s/ William E. Begley
William E. Begley
President
Date:	July 30, 2020

In accordance with the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Keith J. McKenzie
Keith J. McKenzie
Director, Chief Executive Officer
(Principal executive officer)
Date: July 30, 2020

/s/ Keith D. Spickelmier
Keith D. Spickelmier
Chairman
Date: July 30, 2020

/s/ William E. Begley
William E. Begley
Director, Chief Financial Officer (Principal financial and accounting officer)
Date: July 30, 2020