Form 10-Q
period 2020-08-31
Discovery Energy Corp.
filed 2020-10-15
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 154,340,396 as of October 13, 2020.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp.

Consolidated Balance Sheets

(Unaudited)

	August 31, 2020	February 29, 2020
Assets
Current Assets
Cash	$37,907	$8,115
Prepaid expenses	95,580	34,480
Tax receivable	12	624
Total Current Assets	133,499	43,219
Oil and gas property – not subject to amortization (successful efforts method)	2,883,915	2,883,915
Other assets	36,770	32,620
Total Assets	$3,054,184	$2,959,754

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$2,805,358	$2,223,339
Accounts payable – related parties, net	1,193,419	814,399
Convertible debentures payable, net of debt discount – current portion	5,573,879	-
Total Current Liabilities	9,572,656	3,037,738

Convertible debentures payable, net of debt discount	-	4,744,804
Notes payable	118,750	-
Total Liabilities	9,691,406	7,782,542

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock – 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock – 500,000,000 shares authorized, $0.001 par value – 154,340,396 and 153,840,396 shares issued and outstanding, respectively	154,340	153,840
Additional paid-in capital	21,316,586	20,447,198
Accumulated other comprehensive income	227,830	154,199
Accumulated deficit	(28,335,978)	(25,578,025)
Total Shareholders’ Deficit	(6,637,222)	(4,822,788)
Total Liabilities and Shareholders’ Deficit	$3,054,184	$2,959,754

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended August 31, 2020 and 2019

(Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Operating Expenses
General and administrative	$1,133,869	$760,075	$1,538,757	$2,389,711
Exploration costs	23,750	-	26,600	26,925
Total operating expenses	1,157,619	760,075	1,565,357	2,416,636

Operating loss	(1,157,619)	(760,075)	(1,565,357)	(2,416,636)

Other Income (Expense)
Interest expense	(602,525)	(555,548)	(1,192,600)	(1,100,897)
Miscellaneous income	2	172	4	859
Gain (loss) on foreign currency transactions	-	(282)	-	(381)
Other income (expense)	(602,523)	(555,658)	(1,192,596)	(1,100,419)

Net loss	$(1,760,142)	$(1,315,733)	$(2,757,953)	$(3,517,055)

Loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	154,220,831	152,095,287	154,132,516	151,112,950

Comprehensive Income (Loss)
Net loss	$(1,760,142)	$(1,315,733)	$(2,757,953)	$(3,517,055)
Other comprehensive income (loss) – gain (loss) on foreign currency translation	841	(4,728)	73,631	78,204
Total comprehensive loss	$(1,759,301)	$(1,320,461)	$(2,684,322)	$(3,438,851)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Three and Six Months Ended August 31, 2020 and 2019

(Unaudited)

	Common Stock		Additional		Accumulated Other	Total Shareholders’
	Number	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)
Balance, February 29, 2020	153,840,396	$153,840	$20,447,198	$(25,578,025)	$154,199	$(4,822,788)
Sale of common stock	250,000	250	49,750	-	-	50,000
Gain on foreign currency translation	-	-	-	-	72,790	72,790
Net loss	-	-	-	(997,811)	-	(997,811)

Balance, May 31, 2020	154,090,396	154,090	20,496,948	(26,575,836)	226,989	(5,697,809)
Warrant modification expense	-	-	769,888	-	-	769,888
Sale of common stock	250,000	250	49,750	-	-	50,000
Gain on foreign currency translation	-	-	-	-	841	841
Net loss	-	-	-	(1,760,142)	-	(1,760,142)

Balance, August 31, 2020	154,340,396	$154,340	$21,316,586	$(28,335,978)	$227,830	$(6,637,222)

	Common Stock		Additional		Accumulated Other	Total Shareholders’
	Number	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)
Balance, February 28, 2019	148,240,396	$148,240	$18,059,682	$(19,674,892)	$76,205	$(1,390,765)
Share-based compensation	3,700,000	3,700	736,300	-	-	740,000
Warrant modification expense	-	-	364,683	-	-	364,683
Gain on foreign currency translation	-	-	-	-	82,932	82,932
Net loss	-	-	-	(2,201,322)	-	(2,201,322)

Balance, May 31, 2019	151,940,396	151,940	19,160,665	(21,876,214)	159,137	(2,404,472)
Share-based compensation	250,000	250	62,250	-	-	62,500
Warrant modification expense	-	-	371,014	-	-	371,014
Sale of common stock	1,000,000	1,000	249,000	-	-	250,000
Loss on foreign currency translation	-	-	-	-	(4,728)	(4,728)
Net loss	-	-	-	(1,315,733)	-	(1,315,733)

Balance, August 31, 2019	153,190,396	$153,190	$19,842,929	$(23,191,947)	$154,409	$(3,041,419)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Cash Flows

For the Six Months Ended August 31, 2020 and 2019

(Unaudited)

	Six Months Ended August 31, 2020	Six Months Ended August 31, 2019
Cash flows from operating activities
Net loss	$(2,757,953)	$(3,517,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	829,075	764,991
Stock-based compensation	-	802,500
Warrant modification expense	769,888	735,697
Foreign currency transaction (gain) loss	-	381
Changes in operating assets and liabilities:
Prepaid expenses	(61,100)	(21,576)
Tax receivable	612	215
Accounts payable and accrued liabilities	577,869	303,225
Accounts payable – related party, net	379,020	380,840
Net cash used in operating activities	(262,589)	(550,782)

Cash flows from financing activities
Proceeds from borrowings on notes payable	118,750	-
Proceeds from sale of common stock	100,000	250,000
Net cash flows provided by financing activities	218,750	250,000

Effect of foreign currency translation on cash	73,631	78,204

Change in cash during the period	29,792	(222,578)

Cash, beginning of the period	8,115	405,908

Cash, end of the period	$37,907	$183,330

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation. As of August 31, 2020, approximately $4,000 of the Company’s cash balances were uninsured, related to the Company’s Australian subsidiary. The Company has not experienced any losses on such accounts.

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

For the six months ended August 31, 2020 and 2019, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Common Shares Issuable for:	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Convertible debt	56,391,400	52,087,450	56,391,400	52,087,450
Stock warrants	19,125,000	19,125,000	19,125,000	19,125,000
	75,516,400	71,212,450	75,516,400	71,212,450

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

On March 1, 2019, the Company adopted Topic 842 and elected practical expedients provided by the new standard whereby, the Company has elected to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs and to retain off-balance sheet treatment of short-term leases (i.e., 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise). As a result of the short-term expedient election, the Company has no leases that require the recording of a net lease asset and lease liability on the Company’s consolidated balance sheet or have a material impact on consolidated earnings or cash flows as of March 1, 2019. Moving forward, the Company will evaluate any new lease commitments for application of Topic 842.

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

As of August 31, 2020, the Company had not generated any revenues and had an accumulated deficit of $28,335,978 since inception. The cash balance of the Company was $37,907 as of August 31, 2020. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the 12 months following the issuance of these financial statements. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The current COVID-19 pandemic could continue to, and future similar epidemics or pandemics could also, materially and adversely impact our ability to finance and conduct the Company’s business once it becomes operational, and could materially and adversely impact its operations, financial condition and results. The COVID-19 pandemic has had no material impact on the Company’s current business activities which are primarily focused on compliance and fund raising tasks. The Company has had and continues to have the same staff, same service providers and same processes as was the case prior to the pandemic.

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

In July 2017, the License suspension was lifted in order to conduct a Work Area Clearance Survey (“WAC”) of several potential drill sites located in the southern portion of the License. After completing the Nike Survey, the Company requested and received five additional six-month suspensions in each of July 2017, June 2018, February 2019, July 2019 and January 2020 and one additional twelve-month suspension in August 2020 resulting in a new expiration date of October 29, 2023.

As a result of the activities, modifications and suspensions described above, the remaining work commitments are now as follows:

*	Year 3 ending October 28, 2021 - Shoot 2D seismic data totaling at least approximately 62 miles (100 km.) and shoot 3D seismic data totaling at a minimum approximately 77 sq. miles (200 sq. km.) and drill two wells.

*	Year 4 ending October 29, 2022 - Shoot 3D seismic data totaling at a minimum approximately 77 sq. miles (200 sq. km.) and drill two wells.

*	Year 5 ending October 29, 2023 - Drill three wells.

In four transactions, the Company acquired portions of the royalty interest associated with the PEL 512 License so that the Company now owns an aggregate 5.0% royalty interest, while the previous holders of the original 7.0% royalty interest continue to hold a 2.0% royalty interest. The Company believes that it will be able to complete its Year 3 Commitment obligations by the October 28, 2021 due date. Accordingly, the Company does not intend to seek an extension of such obligations prior to the due date. While the Company has to date been successful in obtaining such extensions, it has no assurance that any further extensions will be obtained.

5. Related Party Transactions

As of August 31, 2020 and February 29, 2020, the Company owed $1,193,419 and $814,399, respectively, to certain Company directors for accrued compensation and reimbursement of expenses paid on behalf of the Company.

6. Notes Payable

In connection with the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, on April 27, 2020 the Company borrowed approximately $118,750 at an interest rate of 1% . The loan matures on April 27, 2022. In due course, the Company intends to apply for the forgiveness of this indebtedness to the maximum extent permitted by applicable law. Accrued interest for the three months and six months ended August 31, 2020 is $299 and $413, respectively, at a rate of 1% per annum.

7. Convertible Debentures Payable

From May 27, 2016 through May 16, 2018, the Company issued eleven rounds (I thru XI) of senior secured convertible debentures, the proceeds of which have funded the initial Nike Survey, the interpretation of seismic data acquired, expenses associated with the Nike Survey, costs associated with the debenture issuances, and general and administrative expenses. The debentures are secured by virtually all of the Company’s assets owned, directly or indirectly, but for the License. As discussed elsewhere, the Company may in the future sell additional senior secured convertible debentures having the same terms as those currently outstanding. The table below provides a summary of the senior secured convertible debentures issued through August 31, 2020 and related debt discount and amortization details.

Round	Issue Date	Maturity Date	Interest Rate	Conversion Price	Principal Amount	Debt Discount	Debentures, net of Debt Discount
Outstanding as of February 29, 2020:
I	May 27, 2016	May 27, 2021	8%	$0.16	$3,500,000	$3,500,000
II	Aug 16, 2016	May 27, 2021	8%	$0.16	200,000	199,999
	Aug 16, 2016	May 27, 2021	8%	$0.16	250,000	250,000
III	Dec 30, 2016	May 27, 2021	8%	$0.16	287,500	237,587
IV	Feb 15, 2017	May 27, 2021	8%	$0.16	1,000,000	1,000,000
V	Mar 31,2017	May 27, 2021	8%	$0.20	200,000	200,000
VI	Jul 5, 2017	May 27, 2021	8%	$0.20	137,500	137,500
	Jul 5, 2017	May 27, 2021	8%	$0.16	150,000	150,000
VII	Sept 19, 2017	May 27, 2021	8%	$0.16	400,000	400,000
	Sept 19, 2017	May 27, 2021	8%	$0.16	100,000	82,125
VIII	Oct 10, 2017	May 27, 2021	8%	$0.20	137,500	72,806
IX	Jan 3, 2018	May 27, 2021	8%	$0.20	137,500	137,500
X	April 2, 2018	May 27, 2021	8%	$0.20	137,500	137,500
XI	May 16, 2018	May 27, 2021	8%	$0.20	212,500	212,500
Amortized discount as of February 29, 2020						(4,612,321)
Balance as of February 29, 2020					6,850,000	2,105,196	$4,744,804
Activity for the six months ended August 31, 2020:
Amortization of discount for the six months ended August 31, 2020						(829,075)
Balance as of August 31, 2020					$6,850,000	$1,276,121	$5,573,879

The Company recognized $418,790 and $386,422 in debt discount amortization related to all of the debentures during the three months ended August 31, 2020 and 2019, respectively. The Company recognized $829,075 and $764,991 in debt discount amortization related to all of the debentures during the six months ended August 31, 2020 and 2019, respectively. During the three months ended August 31, 2020 and 2019, the Company incurred interest expense directly related to the Convertible Debentures of $183,108 and $169,126, respectively, at a rate of 8% per year, compounded quarterly. During the six months ended August 31, 2020 and 2019, the Company incurred interest expense directly related to the Convertible Debentures of $362,595 and $ 335,906, respectively, at a rate of 8% per annum, compounded quarterly.

8. Commitments and Contingencies

Office Lease

The Company leases virtual office space in Houston, Texas, with a term ending March 31, 2021 for $193 per month and has a remaining obligation as of August 31, 2020 of $1,351. The Subsidiary leases virtual office space in Melbourne, Australia, on a month-to-month basis for AU$175. The Company’s server and office space located in the personal office of Keith McKenzie, an officer and director of the Company, is also leased on a month-to-month basis for CA$500.

During the three months ended August 31, 2020 and 2019, the Company incurred lease expense of $2,234 and $2,644, respectively, for the combined leases. For the six months ended August 31, 2020 and 2019, the Company incurred lease expense of $4,234 and $5,369, respectively, for the combined leases.

9. Shareholders’ Deficit

The Company received gross proceeds of $100,000 from the private placement of 500,000 shares of common stock during the six months ended August 31, 2020 at a price of $0.20 per common share. On February 2, 2020, the Company received proceeds of $6,250 in a private placement for 25,000 shares of common stock at $0.25 per share. As of August 31, 2020, the 25,000 shares had not been issued.

During the six months ended August 31, 2019, the Company issued 3,700,000 and 250,000 shares of its common stock for services at a price of $0.20 and $0.25 per share, respectively, to certain officers, board members, employees and professional service providers, based on the stock price on the date of grant with a total grant date fair value of $802,500 (of which 2,500,000 shares were issued to certain related parties). Additionally, the Company received gross proceeds of $250,000 from the private placement of 1,000,000 shares of common stock during the six months ended August 31, 2019 at a price of $0.25 per common share.

Warrants

Pursuant to debenture agreements dated May 27, 2016 and August 16, 2016, warrants to purchase 13,875,000 shares of the Company’s common stock had an original expiration date of May 27, 2019. On May 27, 2019, the Company entered into agreements to extend the related expiration dates to July 27, 2019. As a result of the modification, the Company recorded additional expense of approximately $365,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 2.35%, (2) expected life of 2 months, (3) expected volatility of 80%, and (4) zero expected dividends. On July 27, 2019, the Company entered into agreements to further extend the related expiration dates to December 31, 2019. As a result of the modification, the Company recorded additional expense of approximately $371,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 2.1%, (2) expected life of 5 months, (3) expected volatility of 80%, and (4) zero expected dividends. On December 31, 2019, the Company entered into agreements to further extend the related expiration dates to February 29, 2020. As a result of the modification, the Company recorded additional expense of approximately $26,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 1.48%, (2) expected life of 2 months, (3) expected volatility of 80%, and (4) zero expected dividends. On February 29, 2020, the Company entered into agreements to further extend the related expiration dates to August 31, 2020. As a result of the modification, the Company recorded additional expense of approximately $340,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 1.11%, (2) expected life of 6 months, (3) expected volatility of 100%, and (4) zero expected dividends. The expense related to these modifications was included in general and administrative expense on the statement of operations. On August 31, 2020 the Company entered into agreements to further extend the related expiration dates to February 28, 2021. As a result of the modification, the Company recorded additional expense of approximately $559,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 0.105%, (2) expected life of 6 months, (3) expected volatility of 76%, and (4) zero expected dividends. The expense related to these modifications was included in general and administrative expense on the statement of operations.

Pursuant to debenture agreements dated February 15, 2017, warrants to purchase 3,750,000 shares of the Company’s common stock had an original expiration date of February 15, 2020. On February 15, 2020, the Company entered into agreements to extend the related expiration dates to August 31, 2020. As a result of the modification, the Company recorded additional expense of approximately $82,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 1.55%, (2) expected life of 6.5 months, (3) expected volatility of 101%, and (4) zero expected dividends. The expense related to these modifications was included in general and administrative expense on the statement of operations. On August 31, 2020 the Company entered into agreements to further extend the related expiration dates to February 28, 2021. As a result of the modification, the Company recorded additional expense of approximately $151,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 0.105%, (2) expected life of 6 months, (3) expected volatility of 76%, and (4) zero expected dividends. The expense related to these modifications was included in general and administrative expense on the statement of operations.

Pursuant to a debenture agreement dated September 19, 2017, warrants to purchase 1,500,000 shares of the Company’s common stock had an original expiration date of September 19, 2020. On August 31, 2020, the Company entered into agreements to extend the related expiration dates to February 28, 2021. As a result of the modification, the Company will record additional expense of approximately $60,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 0.105%, (2) expected life of 6 months, (3) expected volatility of 76%, and (4) zero expected dividends. The expense related to these modifications will be included in general and administrative expense on the statement of operations.

No expense was recorded by the Company for the incremental fair value of the warrants due to the early adoption of ASU 2017-11 as noted in Footnote 2.

Warrant activity during the six months ended August 31, 2020 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Term
	Warrants	Exercise Price	(Years)
Outstanding at February 29, 2020	19,125,000	$0.20	0.51
Expired/Cancelled	-
Outstanding and exercisable as of August 31, 2020	19,125,000	$0.20	0.50

The intrinsic value of warrants outstanding at August 31, 2020 and 2019 were $-0- and $765,000, respectively.

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

Recent Developments and Events

Coronavirus Pandemic. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”), surfaced in Wuhan, China. Since then, SARS-CoV-2 and COVID-19 spread to many countries, including the U.S. and Australia. The COVID-19 pandemic led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. It resulted in a significant spike in unemployment and a concomitant decline in economic activity in the U.S., Australia and many other countries, and any future outbreak of a health epidemic or other adverse public health developments may have similar effects. Although the effects of the COVID-19 pandemic have been lessening in the U.S. since the middle of the summer of 2020, the rate of the decline of new cases in the U.S. may be flattening. Moreover, in other parts of the world, these effects recently started worsening again. Furthermore, even though the rate of new cases in Australia seems to continue to decline, overall, globally the improvement in the situation may be stalled. All of these developments create a renewed uncertainty regarding the future, particularly for those companies engaged in the exploration and production of Hydrocarbons. The current COVID-19 pandemic could continue to, and future similar epidemics or pandemics could also, materially and adversely impact our ability to finance and conduct our business once it becomes operational, and could materially and adversely impact our operations, financial condition and results.

Severe Hydrocarbons Price Decline. Another recent development occurring more or less simultaneously with the COVID-19 pandemic is a Hydrocarbons price war that began in early March 2020. At the time that this event started on March 8, 2020, the price of Brent crude was $45.27 per barrel, which was already down from a recent high of $68.91 on January 6, 2020. Such price declined to a low of $19.33 on April 21, 2020. On October 14, 2020, the posted price of Brent crude was $43.32. Prices of Hydrocarbons are volatile and entail certain risks. The Company has no assurance that the price of Hydrocarbons will recover to adequate levels or that the Company will not be harmed by prolonged low levels of Hydrocarbon prices.

Suspension of Work Commitment. On August 13, 2020, the Company received from the Government of South Australia, Department of Energy and Mining, confirmation that such agency had approved the Company’s application for an additional 12-month suspension of the work commitment relating to the License. Prior to this further suspension, the Company’s remaining work commitments were due to be completed by October 29, 2022. The deadlines for the Company’s remaining work commitments are detailed in the section captioned “Current Primary Activity” below.

Historical Milestones

To date, the Company has achieved the following milestones:

*	On October 26, 2012, the License was granted to the Subsidiary. After the License grant, the Company’s primary focus was on completing a financing to raise sufficient funds so that the Company could undertake a required proprietary seismic acquisition program. After exploring a number of possible financings, the precipitous decline in crude oil prices starting in the summer of 2014 delayed the Company’s ability to successfully complete a financing of the type being sought.
*	In May 2016, the Company completed its first closing under a financing arrangement pursuant to which the Company issued to two investors Senior Secured Convertible Debentures due May 27, 2021 (each a “Debenture” and collectively the “Debentures”). To date, the Company has issued a total of 14 Debentures having an aggregate original principal amount of $6,850,000. The Debentures are due and payable on or before May 27, 2021. Interest on the Debentures to date has been accrued and added to principal, thereby increasing the outstanding balance on the Debentures to approximately $9,323,000 as of September 30, 2020. Interest will be accrued until such time as the Debentures are repaid or converted. Among other uses, the proceeds from the Debentures enabled the Company to undertake required seismic work. In conjunction with certain issuances of Debentures, warrants (“Warrants”) were issued that grant the holder the right to purchase up to a maximum of 19,125,000 common shares at an initial per-share exercise price of $0.20. For more information about the Debentures and the Warrants, see the section captioned “Liquidity and Capital Resources - Financing History and Immediate, Short-Term Capital Needs - Debenture Financing” below.
*	On October 30, 2016, fieldwork was completed on the Company’s proprietary Nike 3D seismic survey (the “Nike Survey”) covering an approximately 69 sq. mile (179 sq. km.) section of the western portion of the South Block of the Prospect and directly on trend and in close proximity to mature producing oilfield and recent discoveries on the blocks to the north. The Nike Survey was completed at a “turnkey price” of approximately $2.4 million.
*	The raw data from the Nike Survey was converted to analytical quality information, processed and interpreted by the Company’s geophysical advisor. Interpretation of the processed data included advanced technical analysis by specialized consultants. This technical work identified an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. The Company has prioritized these initial prospective locations for presentation to potential sources of significant capital. Technical analysis is on-going.
*	In June 2017, the Company completed the archeological and environmental field surveys of seven prospective drilling locations as required by applicable laws and regulations. It subsequently filed reports on these surveys with the South Australian government; no material issues were identified at any of the prospective drill sites.
*	In addition to the amounts raised pursuant to the Debentures arrangements, since the Company adopted its current business plan, the Company has raised funds totaling approximately $4.6 million through private placements of the Company’s common shares.
*	In several transactions to date, the Company (through the Subsidiary) purchased portions of an original 7.0% royalty interest relating to the Prospect retained by the party that, in effect, transferred and sold the License to the Company. As a result, the Company (through the Subsidiary) now owns an aggregate 5.0% royalty interest, while the previous holder of the original 7.0% royalty interest continues to hold a 2.0% royalty interest. The aggregate purchase price for the aggregate 5.0% royalty interest was $540,500.

Current Primary Activity

Discovery’s current primary activity is to complete a major financing and/or enter into a suitable joint venture relationship, so that it can execute the remaining work on the Prospect’s five-year work commitment (the “Commitment”) as described below, and develop the Prospect.

The License is subject to a Commitment, which imposes certain financial obligations on the Company. In management’s view, the geotechnical work completed in Years 1 and 2 of the Commitment was sufficient to satisfy the License requirements for those two years. Required reports in connection with these activities were timely filed.

The Company has received a number of suspensions, extensions and modifications of the Commitment. The current remaining Commitment is as follows:

*	Year 3 ending October 28, 2021 - Shoot 2D seismic data totaling approximately 62 miles (100 km.) and shoot 3D seismic data totaling approximately 77 sq. miles (200 sq. km.) and drill two wells.
*	Year 4 ending October 29, 2022 - Shoot 3D seismic data totaling approximately 77 sq. miles (200 sq. km.) and drill two wells.
*	Year 5 ending October 29, 2023 - Drill three wells.

Discovery needs a significant additional amount of capital to fulfill its obligations under the Commitment. Moreover, the Debentures mature in May 2021, and the Company will need to raise additional funds or generate sufficient revenues through Hydrocarbons production to timely repay the Debentures, if they are not converted into common shares in accordance with their terms. The Company’s capital requirements and financing activities are described in the section captioned “Liquidity and Capital Requirements” below. The success of the initial phase of the Company’s plan of operations depends upon the Company’s ability to obtain additional capital or enter into a suitable joint venture arrangement in order to acquire additional seismic data and successfully drill Commitment wells. Failure to obtain required additional capital or enter into a suitable joint venture arrangement will materially and adversely affect the Company and its stockholders in ways that are discussed in the section captioned “Liquidity and Capital Resources - Consequences of a Financing Failure” below. The Company cannot provide assurance that it will obtain the necessary capital and/or enter into a suitable joint venture agreement.

Results of Operations

Results of operations for the three- and six-month periods ended August 31, 2020 and 2019 are summarized in the table below:

	Three Months Ended August 31, 2020	Three Months Ended August 31, 2019	Six Months Ended August 31, 2020	Six Months Ended August 31, 2019
Revenue	$-	$-	$-	$-
Operating expenses	(1,157,619)	(760,075)	(1,565,357)	(2,416,636)
Other income/(expenses)	(602,523)	(555,658)	(1,192,596)	(1,100,419)
Net income/(loss)	$(1,760,142)	$(1,315,733)	$(2,757,953)	$(3,517,055)

Operating expenses for the three- and six-month periods ended August 31, 2020 and 2019 are summarized in the table below:

	Three Months Ended August 31, 2020	Three Months Ended August 31, 2019	Six Months Ended August 31, 2020	Six Months Ended August 31, 2019
Stock-based compensation	$-	$62,500	$-	$802,500
General and administrative	363,981	326,561	768,869	851,514
Warrant modification expense	769,888	371,014	769,888	735,697
Exploration costs	23,750	-	26,600	26,925
Total Operating Expenses	$1,157,619	$760,075	$1,565,357	$2,416,636

Results of Operations for the Three-Month Periods Ended August 31, 2020 and 2019

Revenues. The Company did not earn any revenues in either of the comparative three-month periods ended August 31, 2020 and August 31, 2019. Sales revenues are not anticipated until such time as the Prospect has commenced commercial production of Hydrocarbons. As the Company is presently in the exploration stage of its operations, no assurance can be provided that commercially exploitable levels of Hydrocarbons on the Prospect will be discovered, or if such resources are discovered, that the Prospect will commence commercial production.

Operating Expenses. Total operating expenses incurred during the three months ended August 31, 2020 increased by $397,544 (52%), compared to those incurred during the three months ended August 31, 2019. The increase is primarily due to an increase of $398,874 (108%) in warrant modification expense for the three months ended August 31, 2020.

Net Income (Loss). The Company had a net loss of $1,760,142 for the three months ended August 31, 2020, compared to a net loss of $1,315,733 for the three months ended August 31, 2019. The primary driver of this change is attributable to the increase in warrant modification expense. Loss per common share, on both a basic and fully diluted basis, was $0.01 for the three months ended August 31 of each of fiscal 2021 and fiscal 2020.

Results of Operations for the Six-Month Periods Ended August 31, 2020 and 2019

Revenues. The Company did not earn any revenues in either of the comparative six-month periods ended August 31, 2020 and August 31, 2019. Sales revenues are not anticipated until such time as the Prospect has commenced commercial production of Hydrocarbons. As the Company is presently in the exploration stage of its operations, no assurance can be provided that commercially exploitable levels of Hydrocarbons on the Prospect will be discovered, or if such resources are discovered, that the Prospect will commence commercial production.

Operating Expenses. Total operating expenses incurred during the six months ended August 31, 2020 decreased by $851,279 (35%), compared to those incurred during the six months ended August 31, 2019. The decrease is primarily due to the absence of stock-based compensation for the six months ended August 31, 2020, while the Company had such expense of $802,500 for the six months ended August 31, 2019. Additionally, a decrease of $78,967 in travel related expense, a result of the COVID pandemic, offset by an increase of $34,191 in warrant modification expense, also contributed to the overall decrease in operating expenses.

Net Income (Loss). The Company had a net loss of $2,757,953 for the six months ended August 31, 2020, compared to a net loss of $3,517,055 for the six months ended August 31, 2019. The primary driver of this change is attributable to the absence of stock-based compensation expense during the six months ended August 31, 2020. Loss per common share, on both a basic and fully diluted basis, was $0.02 for the six months ended August 31 of each of fiscal 2021 and fiscal 2020.

Cash Flow for the Six-Month Periods Ended August 31, 2020 and 2019

Cash Used in Operating Activities: Operating activities for the six months ended August 31, 2020 used cash of $262,589, compared to $550,782 for the six months ended August 31, 2019, primarily due to a decrease in travel and use of third-party providers.

Cash Used in Investing Activities: No cash was used for investing activities during the six months ended August 31, 2020 and August 31, 2019.

Cash Provided by Financing Activities: Financing activities totaled $218,750 during the six months ended August 31, 2020, resulting from the private placement of 500,000 common shares at $0.20 per common share for gross proceeds of $100,000, and proceeds from a Paycheck Protection Program loan in the amount of $118,750. Financing activities totaled $250,000 during the six-month period ended August 31, 2019, resulting from the gross proceeds of the private placement sale of 1,000,000 shares of common stock at a price of $0.25 per common share.

Off-Balance Sheet Arrangements

Discovery has no off-balance sheet arrangements.

Liquidity and Capital Resources

Financing History and Immediate, Short-Term Capital Needs

Early Financings. From January 2012 through May 27, 2016, business activities were financed primarily through private placements of common shares. During that period, several rounds of equity financing were conducted which raised total “seed” capital in the amount of $2,723,750 resulting in the issuance of 19,657,501 common shares. Moreover, from time to time, officers and directors of the Company provided short-term bridge funding. These advances were repaid out of proceeds from the Debentures financing described below.

Debentures Financing. Beginning in May 2016 and continuing through August 2018, the Company relied on a series of placements of Debentures (debt instruments convertible into common shares). The 14 Debentures comprising this series were issued pursuant to a Securities Purchase Agreement executed on May 27, 2016. Debentures having an aggregate original principal amount of $6,850,000 have been placed. In conjunction with certain Debentures, warrants (“Warrants”) were issued that grant to the holder the right to purchase from the Company up to a maximum of 19,125,000 common shares at an initial per-share exercise price of $0.20.

Each of the Debentures includes the following features:

*	The Debentures bear interest at the rate of eight percent (8%) per annum, compounded quarterly. However, upon the occurrence and during the continuance of a stipulated event of default, the Debentures will bear interest at the rate of twelve percent (12%) per annum.
*	Interest need not be paid on the Debentures until the principal amount of the Debentures becomes due and payable. Instead, accrued interest is added to the outstanding principal amount of the Debentures quarterly. Nevertheless, the Company may elect to pay accrued interest in cash at the time that such interest would otherwise be added to the outstanding principal amount of the Debentures.
*	The principal amount of and accrued interest on the Debentures are due and payable in a single balloon payment on or before May 27, 2021.
*	The Company is not entitled to prepay the Debentures.
*	The Debentures are convertible, in whole or in part, into the Company’s common shares at the option of holders, at any time and from time to time. The conversion price for Debentures having an aggregate original principal amount of $5,887,500 is $0.16, while the conversion price for Debentures having an aggregate original principal amount of $962,500 is $0.20. All conversion prices are subject to certain adjustments that are believed to be customary in transactions of this nature, including so-called “down round” financing adjustments. The Company is subject to certain liabilities and liquidated damages for its failure to honor timely a conversion of the Debentures, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

*	The holders of the Debentures are entitled to have them redeemed completely or partially upon certain events (such as a change of control transaction involving the Company or the sale of a material portion of the Company’s assets) at a redemption price equal to 120% of the then outstanding principal amount of the Debenture and 100% of accrued and unpaid interest on the outstanding principal amount of this Debenture, plus all liquidated damages and other amounts due thereunder in respect of the Debenture.
*	The Debentures feature negative operating covenants, events of default and remedies upon such events of default that are believed to be customary in transactions of this nature. One of the remedies upon an event of default is a Debenture holder’s ability to accelerate the maturity of the Debenture such that all amounts owing under the Debenture would become immediately due and payable. The Debenture holders would then be able to resort to the collateral securing the Debentures, if the Company did not pay the amount outstanding, which is likely to be the case.
*	The Debentures are secured by virtually all of the Company’s assets owned directly or indirectly but for the License, which is held by the Subsidiary. Moreover, the Company has separately guaranteed the Debentures and has pledged all of its stock in the Subsidiary to secure such guarantee. The essential effect of these security arrangements is that, if the Company defaults on or experiences an event of default with respect to the Debentures, the holders of the Debentures could exercise the rights of a secured creditor, which could result in the partial or total loss of nearly all of the Company’s assets, in which case its business could cease and all or substantially all of stockholders’ equity could be lost. For more information about this, see the section captioned “Consequences of a Financing Failure” below.

Each of the Warrants includes the following features:

*	The initial per-share exercise price of the Warrants is $0.20 and is subject to certain adjustments that are generally believed to be customary in transactions of this nature. Subject to certain exceptions, the exercise price of the Warrants involves possible adjustments downward to the price of any common shares or their equivalents sold by the Company during the term of the Warrants for less than the then applicable exercise price of the Warrants. Upon the adjustment of the exercise price, the number of shares issuable upon exercise of the Warrants is proportionately adjusted so the aggregate exercise price of the Warrants remains unchanged.
*	All of the Warrants are currently exercisable and remain so until their extended expiration date of February 28, 2021.
*	The Company is subject to certain liabilities and liquidated damages for failure to honor timely an exercise of the Warrants, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

The largest holder of the Debentures has the right to have elected to the Company’s Board of Directors one nominee, but this holder has not yet exercised the right to nominate or have one director elected.

Moreover, persons holding a majority of the outstanding Debentures have the right to require the Company to register with the SEC the resale of the shares into which Debentures can be converted, the shares that can be acquired upon the exercise of the Warrants and possibly other shares owned by such persons as well.

The proceeds from the Debentures placements were generally used to fund the acquisition, processing and interpretation of the Nike Survey data and payment of the Company’s and the Debenture holders’ expenses associated with the placements. A portion of these proceeds were used to retire all of the then outstanding indebtedness (including the amounts owed to Liberty Petroleum for allowing the Subsidiary to be issued the License in its place, and loans made by management), and to acquire a 5.0% overriding royalty interest relating to the Prospect. Funds were also used for payment of general and administrative expenses. In addition to the preceding, a portion of the proceeds was used to pay a geophysical advisor.

More Recent Equity Placements. Subsequent to the start of the Debentures placements, the Company continued certain private capital raising transactions involving the Company’s common shares. Beginning in November 2016 and continuing from time to time, the Company closed on a series of private placements of its common shares in which an aggregate of 9.05 million shares were issued for an aggregate purchase price of $1,880,000.

Paycheck Protection Program Loan. In connection with the Payroll Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, the Company borrowed the sum of $118,750. In due course, the Company intends to apply for the forgiveness of this indebtedness to the maximum extent permitted by then applicable law.

Available Cash. As of October 13, 2020, the Company had cash of approximately $25,000, and had negative working capital of about $3,900,000. Management believes that the cash on hand, as of the preceding date, will be sufficient to finance general and administrative expenses through December 31, 2020 although no assurance of this can be provided. However, this amount of cash will be insufficient to allow the Company to fulfill work commitment obligations in a timely manner. A plan for financing these obligations is discussed below. Management intends to finance all general and administrative expenses beyond available cash on hand by undertaking to raise funds through private placements of common shares. However, no assurance can be given that the amounts will be adequate. Moreover, no assurance can be provided of successfully raising any additional funds for this purpose.

Long-Term Capital Needs

The five-year work commitment relating to the License imposes certain obligations on the Company. The work requirements of the first two years, which included geotechnical studies and the Nike Survey, have been completed and reports and certain work materials have been submitted as required by the South Australian government. Going forward, additional funds will be required to meet the seismic and drilling obligations of License Years 3, 4 and 5. Working capital will also be needed to satisfy general and administrative expenses. Between October 2020 and October 2023 (the month in which the Company’s work commitments are currently required to be completed), the Company estimates that it will need to raise an additional $20.0 million to have sufficient capital to meet the remaining work commitments specified in the License and to fund operations. Net revenues produced from successful oil wells could provide some of the funds required to meet these capital needs. However, no assurance can be given that this or any other amount of financing will be obtained or that any Hydrocarbons revenue will be earned.

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

Major Financing Efforts and Other Sources of Capital

The Company’s capital strategy for most of its past four fiscal years has been, and continues to be, to attempt to engage in a single major capital raising transaction to provide sufficient funds to satisfy its capital needs for a number of years to come. While management has not completely abandoned this strategy, the Company shifted its emphasis in an effort to try to engage in one or more smaller capital raising transactions to provide sufficient funds to satisfy ongoing and future capital needs. During a two-year period beginning in May 2016, the Company completed a series of placements of its Debentures having an aggregate original principal amount of $6,850,000. The Company’s plan for financing its general and administrative expenses is described in the section captioned “Financing History and Immediate, Short-Term Capital Needs” above. The Company’s plan for financing its work commitments is described in the following paragraph.

The interpretation and analysis of the Nike Survey resulted in an inventory of more than 30 leads judged to be potential areas of Hydrocarbons accumulations. These initial prospective locations were prioritized and the results are being presented to prospective investors with a view to securing the capital required to commence the Company’s initial drilling program. The Company needs to complete one or more major capital raising transactions to continue moving its business plan forward. In the interim, the Company is continuing efforts to raise comparably smaller amounts of capital to cover general and administrative expenses. The Company has no assurance that it will be able to raise any required funds. The Company has been and is also exploring efforts to secure one or more joint venture partners.

Sales from production as a result of successful drilling efforts would provide the Company with incoming cash flow. The proved reserves associated with production would most likely increase the value of the Company’s rights in the Prospect. This, in turn, should enable the Company to obtain bank financing (after the wells have produced for a period of time to satisfy the lenders requirements). Both of these results would enable the Company to continue with its development activities. Positive cash flow is a critical success factor for the Company’s plan of operation in the long run. Management believes that, if the Company’s plan of operation successfully progresses (and production is realized) as planned, sufficient cash flow and debt financing will be available for purposes of properly pursuing its plan of operation, although the Company can make no assurances in this regard.

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

Limitations on Effectiveness of Controls and Procedures

Company management, including the CEO and CFO do not expect that disclosure control procedures and/or internal controls will prevent all potential errors and/or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of a control must be considered relative to its cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the reality that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the actions or inactions of one or more individuals and/or by management override of various controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving stated goals under all potential future conditions. Over time, controls could become inadequate due to changes in internal and/or external conditions, or a deterioration in the degree of staff and/or systems compliance with the standards, policies and procedures of the Company.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) is a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that:

*	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
*	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made in accordance with authorizations of management and the Company’s Board of Directors; and
*	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During July 2020, the Company completed a private placement of 250,000 its common shares with one investor for an aggregate purchase price of $50,000. The issuance of these securities is claimed to be exempt pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Act”) and Rule 506(b) of Regulation D under the Act. No advertising or general solicitation was employed in offering these securities. The offering and sale were made only to an accredited investor, and subsequent transfers were restricted in accordance with the requirements of the Act. None of the securities were registered under the Act, and none of them may be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements.

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

October 15, 2020

