Form 10-Q
period 2020-11-30
Discovery Energy Corp.
filed 2021-01-14
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 154,365,396 as of January 12, 2021.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp.

Consolidated Balance Sheets

(Unaudited)

	November 30, 2020	February 29, 2020
Assets
Current Assets
Cash	$15,232	$8,115
Prepaid expenses	16,656	34,480
Tax receivable	24	624
Total Current Assets	31,912	43,219
Oil and gas property – not subject to amortization (successful efforts method)	2,883,915	2,883,915
Other assets	36,965	32,620
Total Assets	$2,952,792	$2,959,754

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$3,057,503	$2,223,339
Accounts payable – related parties, net	1,342,515	814,399
Convertible debentures payable, net of debt discount – current portion	6,001,389	-
Total Current Liabilities	10,401,407	3,037,738

Convertible debentures payable, net of debt discount	-	4,744,804
Notes payable	118,750	-
Total Liabilities	10,520,157	7,782,542

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock – 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock – 500,000,000 shares authorized, $0.001 par value – 154,340,396 and 153,840,396 shares issued and outstanding, respectively	154,340	153,840
Additional paid-in capital	21,316,586	20,447,198
Accumulated other comprehensive income	229,646	154,199
Accumulated deficit	(29,267,937)	(25,578,025)
Total Shareholders’ Deficit	(7,567,365)	(4,822,788)
Total Liabilities and Shareholders’ Deficit	$2,952,792	$2,959,754

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended November 30, 2020 and 2019

(Unaudited)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
Operating Expenses
General and administrative	$309,004	$406,045	$1,847,761	$2,795,756
Exploration costs	10,000	15,525	36,600	42,450
Total operating expenses	319,004	421,570	1,884,361	2,838,206

Operating loss	(319,004)	(421,570)	(1,884,361)	(2,838,206)

Other Income (Expense)
Interest expense	(612,955)	(565,483)	(1,805,555)	(1,666,380)
Miscellaneous income	-	270	4	1,129
Gain on foreign currency transactions	-	985	-	604
Other income (expense)	(612,955)	(564,228)	(1,805,551)	(1,664,647)

Net loss	$(931,959)	$(985,798)	$(3,689,912)	$(4,502,853)

Loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Weighted average number of common shares outstanding – basic and diluted	154,340,396	153,238,748	154,201,305	151,816,396

Comprehensive Income (Loss)
Net loss	(931,959)	(985,798)	(3,689,912)	(4,502,853)
Other comprehensive income (loss) – gain (loss) on foreign currency translation	1,816	(1,623)	75,447	76,581
Total comprehensive loss	$(930,143)	$(987,421)	$(3,614,465)	$(4,426,272)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Three and Nine Months Ended November 30, 2020 and 2019

(Unaudited)

	Common Stock		Additional		Accumulated Other	Total Shareholders’
	Number	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)
Balance, February 29, 2020	153,840,396	$153,840	$20,447,198	$(25,578,025)	$154,199	$(4,822,788)
Sale of common stock	250,000	250	49,750	-	-	50,000
Gain on foreign currency translation	-	-	-	-	72,790	72,790
Net loss	-	-	-	(997,811)	-	(997,811)

Balance, May 31, 2020	154,090,396	154,090	20,496,948	(26,575,836)	226,989	(5,697,809)
Warrant modification expense	-	-	769,888	-	-	769,888
Sale of common stock	250,000	250	49,750	-	-	50,000
Gain on foreign currency translation	-	-	-	-	841	841
Net loss	-	-	-	(1,760,142)	-	(1,760,142)

Balance, August 31, 2020	154,340,396	154,340	21,316,586	(28,335,978)	227,830	(6,637,222)
Gain on foreign currency translation	-	-	-	-	1,816	1,816
Net loss	-	-	-	(931,959)	-	(931,959)

Balance, November 30, 2020	154,340,396	$154,340	$21,316,586	$(29,267,937)	$229,646	$(7,567,365)

	Common Stock		Additional		Accumulated Other	Total Shareholders’
	Number	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)
Balance, February 28, 2019	148,240,396	$148,240	$18,059,682	$(19,674,892)	$76,205	$(1,390,765)
Share-based compensation	3,700,000	3,700	736,300	-	-	740,000
Warrant modification expense	-	-	364,683	-	-	364,683
Gain on foreign currency translation	-	-	-	-	82,932	82,932
Net loss	-	-	-	(2,201,322)	-	(2,201,322)

Balance, May 31, 2019	151,940,396	151,940	19,160,665	(21,876,214)	159,137	(2,404,472)
Share-based compensation	250,000	250	62,250	-	-	62,500
Warrant modification expense	-	-	371,014	-	-	371,014
Sale of common stock	1,000,000	1,000	249,000	-	-	250,000
Loss on foreign currency translation	-	-	-	-	(4,728)	(4,728)
Net loss	-	-	-	(1,315,733)	-	(1,315,733)

Balance, August 31, 2019	153,190,396	153,190	19,842,929	(23,191,947)	154,409	(3,041,419)
Sale of common stock	400,000	400	99,600	-		100,000
Loss on foreign currency translation	-	-	-	-	(1,623)	(1,623)
Net loss	-	-	-	(985,798)	-	(985,798)

Balance, November 30, 2019	153,590,396	$153,590	$19,942,529	$(24,177,745)	$152,786	$(3,928,840)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Cash Flows

For the Nine Months Ended November 30, 2020 and 2019

(Unaudited)

	Nine Months Ended November 30, 2020	Nine Months Ended November 30, 2019
Cash flows from operating activities
Net loss	$(3,689,912)	$(4,502,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,256,585	1,159,837
Stock-based compensation	-	802,500
Warrant modification expense	769,888	735,697
Foreign currency transaction (gain) loss	-	(604)
Changes in operating assets and liabilities:
Prepaid expenses	17,824	(56,470)
Tax receivable	600	368
Accounts payable and accrued liabilities	829,819	492,254
Accounts payable – related party, net	528,116	616,230
Net cash used in operating activities	(287,080)	(753,041)

Cash flows from financing activities
Proceeds from borrowings on notes payable	118,750	-
Proceeds from sale of common stock	100,000	350,000
Net cash flows provided by financing activities	218,750	350,000

Effect of foreign currency translation on cash	75,447	76,581

Change in cash during the period	7,117	(326,460)

Cash, beginning of the period	8,115	405,908

Cash, end of the period	$15,232	$79,448

Supplemental disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation. As of November 30, 2020, approximately $2,700 of the Company’s cash balances were uninsured, related to the Company’s Australian subsidiary. The Company has not experienced any losses on such accounts.

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

For the three and nine months ended November 30, 2020 and 2019, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Common Shares Issuable for:	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
Convertible debt	57,516,057	53,126,230	57,516,057	53,126,230
Stock warrants	19,125,000	19,125,000	19,125,000	19,125,000
	76,641,057	72,251,230	76,641,057	72,251,230

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

As of November 30, 2020, the Company had not generated any revenues and had an accumulated deficit of $29,267,937 since inception. The cash balance of the Company was $15,232 as of November 30, 2020. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the 12 months following the issuance of these financial statements. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The current COVID-19 pandemic could continue to, and future similar epidemics or pandemics could also, materially and adversely impact our ability to finance and conduct the Company’s business once it becomes operational and could materially and adversely impact its operations, funding, and/or financial performance. The COVID-19 pandemic has had no material impact on the Company’s current business activities which are primarily focused on compliance and fund raising tasks. The Company has had and continues to have the same staff, same service providers and same processes as was the case prior to the pandemic.

4. Oil and Gas Properties

The License covers 584,651 gross acres (914 sq. miles) in the State of South Australia. The License grants a 100% working interest in the Prospect, which overlies portions of the Cooper and Eromanga basins.

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

As a result of the activities, modifications and suspensions described above, the remaining work commitments are now as follows:

●	Year 3 ending October 28, 2021 - Shoot 2D seismic data totaling at least approximately 62 miles (100 km.) and shoot 3D seismic data totaling at a minimum approximately 77 sq. miles (200 sq. km.) and drill two wells.

●	Year 4 ending October 29, 2022 - Shoot 3D seismic data totaling at a minimum approximately 77 sq. miles (200 sq. km.) and drill two wells.

●	Year 5 ending October 29, 2023 - Drill three wells.

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

5. Related Party Transactions

As of November 30, 2020 and February 29, 2020, the Company owed $1,342,515 and $814,399, respectively, to certain Company directors for accrued compensation and reimbursement of expenses paid on behalf of the Company.

6. Notes Payable

In connection with the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, on April 27, 2020 the Company borrowed $118,750 at an interest rate of 1%. The loan matures on April 27, 2022. In due course, the Company intends to apply for the forgiveness of this indebtedness to the maximum extent permitted by applicable law. Accrued interest for the three months and nine months ended November 30, 2020 is $296 and $709, respectively, at a rate of 1% per annum.

7. Convertible Debentures Payable

From May 27, 2016 through May 16, 2018, the Company issued eleven rounds (I thru XI) of senior secured convertible debentures, the proceeds of which have funded the initial Nike Survey, the interpretation of seismic data acquired, expenses associated with the Nike Survey, costs associated with the debenture issuances, and general and administrative expenses. The debentures are secured by virtually all of the Company’s assets owned, directly or indirectly, but for the License. As discussed elsewhere, the Company may in the future sell additional senior secured convertible debentures having the same terms as those currently outstanding. The table below provides a summary of the senior secured convertible debentures issued through November 30, 2020 and related debt discount and amortization details.

Round	Issue Date	Maturity Date	Interest Rate	Conversion Price	Principal Amount	Debt Discount	Debentures, net of Debt Discount
Outstanding as of February 29, 2020:
I	May 27, 2016	May 27, 2021	8%	$0.16	$3,500,000	$3,500,000
II	Aug 16, 2016	May 27, 2021	8%	$0.16	200,000	199,999
	Aug 16, 2016	May 27, 2021	8%	$0.16	250,000	250,000
III	Dec 30, 2016	May 27, 2021	8%	$0.16	287,500	237,587
IV	Feb 15, 2017	May 27, 2021	8%	$0.16	1,000,000	1,000,000
V	Mar 31,2017	May 27, 2021	8%	$0.20	200,000	200,000
VI	Jul 5, 2017	May 27, 2021	8%	$0.20	137,500	137,500
	Jul 5, 2017	May 27, 2021	8%	$0.16	150,000	150,000
VII	Sept 19, 2017	May 27, 2021	8%	$0.16	400,000	400,000
	Sept 19, 2017	May 27, 2021	8%	$0.16	100,000	82,125
VIII	Oct 10, 2017	May 27, 2021	8%	$0.20	137,500	72,806
IX	Jan 3, 2018	May 27, 2021	8%	$0.20	137,500	137,500
X	April 2, 2018	May 27, 2021	8%	$0.20	137,500	137,500
XI	May 16, 2018	May 27, 2021	8%	$0.20	212,500	212,500
Amortized discount as of February 29, 2020						(4,612,321)
Balance as of February 29, 2020					6,850,000	2,105,196	$4,744,804
Activity for the nine months ended November 30, 2020:
Amortization of discount for the nine months ended November 30, 2020						(1,256,585)
Balance as of November 30, 2020					$6,850,000	$848,611	$6,001,389

The Company recognized $427,510 and $394,846 in debt discount amortization related to all of the debentures during the three months ended November 30, 2020 and 2019, respectively. The Company recognized $1,256,585 and $1,159,837 in debt discount amortization related to all of the debentures during the nine months ended November 30, 2020 and 2019, respectively. During the three months ended November 30, 2020 and 2019, the Company incurred interest expense directly related to the Convertible Debentures of $184,744 and $170,637, respectively, at a rate of 8% per year, compounded quarterly. During the nine months ended November 30, 2020 and 2019, the Company incurred interest expense directly related to the Convertible Debentures of $547,339 and $506,543 respectively, at a rate of 8% per annum, compounded quarterly.

8. Commitments and Contingencies

Office Lease

The Company leases virtual office space in Houston, Texas, with a term ending March 31, 2021 for $193 per month and has a remaining obligation as of November 30, 2020 of $772. The Subsidiary leases virtual office space in Melbourne, Australia, on a month-to-month basis for AU$175. The Company’s server and office space located in the personal office of Keith McKenzie, an officer and director of the Company, is also leased on a month-to-month basis for CA$500.

During the three months ended November 30, 2020 and 2019, the Company incurred lease expense of $2,174 and $2,024, respectively, for the combined leases. For the nine months ended November 30, 2020 and 2019, the Company incurred lease expense of $6,408 and $7,393, respectively, for the combined leases.

9. Shareholders’ Deficit

The Company received gross proceeds of $100,000 from the private placement of 500,000 shares of common stock during the nine months ended November 30, 2020 at a price of $0.20 per common share. On February 2, 2020, the Company received proceeds of $6,250 in a private placement for 25,000 shares of common stock at $0.25 per share. On December 30, 2020, the 25,000 shares were issued.

During the nine months ended November 30, 2019, the Company issued 3,700,000 and 250,000 shares of its common stock for services at a price of $0.20 and $0.25 per share, respectively, to certain officers, board members, employees and professional service providers, based on the stock price on the date of grant with a total grant date fair value of $802,500 (of which 2,500,000 shares were issued to certain related parties). Additionally, the Company received gross proceeds of $350,000 from the private placement of 1,400,000 shares of common stock during the nine months ended November 30, 2019 at a price of $0.25 per common share.

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

Pursuant to debenture agreements dated February 15, 2017, warrants to purchase 3,750,000 shares of the Company’s common stock had an original expiration date of February 15, 2020. On February 15, 2020, the Company entered into agreements to extend the related expiration dates to August 31, 2020. As a result of the modification, the Company recorded additional expense of approximately $82,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 1.55%, (2) expected life of 6.5 months, (3) expected volatility of 101%, and (4) zero expected dividends. The expense related to these modifications was included in general and administrative expense on the statement of operations. On August 31, 2020, the Company entered into agreements to further extend the related expiration dates to February 28, 2021. As a result of the modification, the Company recorded additional expense of approximately $151,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 0.105%, (2) expected life of 6 months, (3) expected volatility of 76%, and (4) zero expected dividends. The expense related to these modifications was included in general and administrative expense on the statement of operations.

Pursuant to a debenture agreements dated September 19, 2017, warrants to purchase 1,500,000 shares of the Company’s common stock had an original expiration date of September 19, 2020. On August 31, 2020, the Company entered into an agreement to extend the related expiration date to February 28, 2021. As a result of the modification, the Company recorded additional expense of approximately $60,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 0.105%, (2) expected life of 6 months, (3) expected volatility of 76%, and (4) zero expected dividends. The expense related to this modification was included in general and administrative expense on the statement of operations.

No expense was recorded by the Company for the incremental fair value of the warrants due to the early adoption of ASU 2017-11 as noted in Footnote 2.

Warrant activity during the nine months ended November 30, 2020 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Term
	Warrants	Exercise Price	(Years)
Outstanding at February 29, 2020	19,125,000	$0.20	0.51
Expired/Cancelled	-
Outstanding and exercisable as of November 30, 2020	19,125,000	$0.20	0.25

The intrinsic values of warrants outstanding at November 30, 2020 and 2019 were $-0- and $5,718,375, respectively.

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

Recent Developments and Events

Coronavirus Pandemic In December 2019, a novel strain of coronavirus, SARS-CoV-2, known as COVID-19 which causes serious and deadly disease, surfaced in Wuhan, China. Since then, SARS-CoV-2 and COVID-19 have spread to multiple countries, including the U.S. and Australia. The COVID-19 pandemic led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health and safety measures. It resulted in a significant spike in unemployment and a concomitant decline in economic activity. Demand for Hydrocarbons, in particular transportation fuels, decreased significantly and the price of crude oil collapsed which had a negative impact on capital markets. These developments could create ongoing uncertainty regarding future business activities, particularly for those companies engaged in the exploration and production of Hydrocarbons. The COVID-19 pandemic could continue to materially and adversely impact the Company’s ability to finance and conduct its business and could, therefore, impact the Company’s performance.

Historical Milestones

To date, the Company has achieved the following milestones:

*	On October 26, 2012, the License was granted to the Subsidiary. After the License grant, the Company’s primary focus was on completing a financing to raise sufficient funds so that the Company could undertake a required proprietary seismic acquisition program. After exploring a number of possible financings, the precipitous decline in crude oil prices starting in the summer of 2014 delayed the Company’s ability to successfully complete a financing of the type being sought.

*	In May 2016, the Company completed its first closing under a financing arrangement pursuant to which the Company issued to two investors Senior Secured Convertible Debentures due May 27, 2021 (each a “Debenture” and collectively the “Debentures”). To date, the Company has issued a total of 14 Debentures having an aggregate original principal amount of $6,850,000. The Debentures are due and payable on or before May 27, 2021. Interest on the Debentures to date has been accrued and added to principal, thereby increasing the outstanding balance on the Debentures to approximately $9,511,300 as of December 31, 2020. Interest will continue to be accrued until such time as the Debentures are repaid or converted to common shares. Among other uses, the proceeds from the Debentures enabled the Company to undertake required seismic work. In conjunction with certain issuances of Debentures, warrants (“Warrants”) were issued that grant the holder the right to purchase up to a maximum of 19,125,000 common shares at an initial per-share exercise price of $0.20. For more information about the Debentures and the Warrants, see the section captioned “Liquidity and Capital Resources - Financing History and Immediate, Short-Term Capital Needs - Debenture Financing” below.

*	On October 30, 2016, fieldwork was completed on the Company’s proprietary Nike 3D seismic survey (the “Nike Survey”) covering an approximately 69 sq. mile (179 sq. km.) section of the western portion of the South Block of the Prospect and directly on trend and in close proximity to mature producing oilfield and recent discoveries on the blocks to the north. The Nike Survey was completed at a “turnkey price” of approximately $2.4 million.

*	The raw data from the Nike Survey was converted to analytical quality information, processed and interpreted by the Company’s geophysical advisor. Interpretation of the processed data included advanced technical analysis by specialized consultants. This technical work identified an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. The Company has prioritized these initial prospective locations for presentation to potential sources of significant capital. Technical analysis is on-going.

*	In June 2017, the Company completed the archeological and environmental field surveys of seven prospective drilling locations as required by applicable laws and regulations. It subsequently filed reports on these surveys with the South Australian government; no material issues were identified at any of the prospective drill sites.

*	In addition to the amounts raised pursuant to the Debentures arrangements, since the Company adopted its current business plan, the Company has raised funds totaling approximately $4.6 million through private placements of the Company’s common shares.

*	In several transactions to date, the Company (through the Subsidiary) purchased portions of an original 7.0% royalty interest relating to the Prospect retained by the party that, in effect, transferred and sold the License to the Company. As a result, the Company (through the Subsidiary) now owns an aggregate 5.0% royalty interest, while the previous holder of the original 7.0% royalty interest continues to hold a 2.0% royalty interest. The aggregate purchase price for the aggregate 5.0% royalty interest was $540,500.

Current Primary Activity

The Company’s current primary activity is to complete a major financing and/or enter into a suitable joint venture relationship, so that it can execute the remaining work on the Prospect’s five-year work commitment (the “Commitment”) as described below, and develop the Prospect.

The License is subject to the Commitment, which imposes certain financial obligations on the Company. In management’s view, the geotechnical work completed in Years 1 and 2 of the Commitment was sufficient to satisfy the License requirements for those two years. Required reports in connection with these activities were timely filed.

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

The Company needs a significant amount of additional capital to fulfill its obligations under the Commitment. Moreover, the Debentures mature in May 2021, and the Company will need to raise additional funds or generate sufficient revenues through Hydrocarbons production to timely repay the Debentures, if they are not converted into common shares in accordance with their terms. The Company’s capital requirements and financing activities are described in the section captioned “Liquidity and Capital Requirements” below. The success of the initial phase of the Company’s plan of operations depends upon the Company’s ability to obtain additional capital or enter into a suitable joint venture arrangement in order to acquire additional seismic data and successfully drill Commitment wells. Failure to obtain required additional capital or enter into a suitable joint venture arrangement will materially and adversely affect the Company and its stockholders in ways that are discussed in the section captioned “Liquidity and Capital Resources - Consequences of a Financing Failure” below. The Company cannot provide assurance that it will obtain the necessary capital and/or enter into a suitable joint venture agreement.

Results of Operations

Results of operations for the three- and nine-month periods ended November 30, 2020 and 2019 are summarized in the table below:

	Three Months Ended November 30, 2020	Three Months Ended November 30, 2019	Nine Months Ended November 30, 2020	Nine Months Ended November 30, 2019
Revenue	$-	$-	$-	$-
Operating expenses	(319,004)	(421,570)	(1,884,361)	(2,838,206)
Other income/(expenses)	(612,955)	(564,228)	(1,805,551)	(1,664,647)
Net loss	$(931,959)	$(985,798)	$(3,689,912)	$(4,502,853)

Operating expenses for the three- and nine-month periods ended November 30, 2020 and 2019 are summarized in the table below:

	Three Months Ended November 30, 2020	Three Months Ended November 30, 2019	Nine Months Ended November 30, 2020	Nine Months Ended November 30, 2019
Stock-based compensation	$-	$-	$-	$802,500
General and administrative	309,004	406,045	1,077,873	1,257,559
Warrant modification expense	-	-	769,888	735,697
Exploration costs	10,000	15,525	36,600	42,450
Total Operating Expenses	$319,004	$421,570	$1,884,361	$2,838,206

Results of Operations for the Three-Month Periods Ended November 30, 2020 and 2019

Revenues. The Company did not earn any revenues for either of the three-month periods ended November 30, 2020 and 2019. Sales revenues are not anticipated until such time as the Prospect has commenced commercial operations. As the Company is presently in the exploration stage of its operations, no assurance can be provided that commercially exploitable levels of Hydrocarbons on the Prospect will be discovered, or if such resources are discovered, that the Prospect will commence commercial operations.

Operating Expenses. Total operating expenses incurred during the three months ended November 30, 2020 decreased by $102,566 (24%), compared to those incurred during the three months ended November 30, 2019. This is primarily due to a decrease in third party professional services and travel related expenses in the amounts of $66,383 and $37,206, respectively. The COVID-19 pandemic negatively impacted business activities. Lockdowns in the United States and Australia resulted in no out of town travel, which resulted in the substitution of contact via internet and phones for in-person contact, leading to a corresponding decrease in travel expenses.

Net Income (Loss). The Company had a net loss of $931,959 for the three months ended November 30, 2020, compared to a net loss of $985,798 for the three months ended November 30, 2019. The primary drivers of this change are attributable to lower project activity and limited travel. Loss per common share, on both a basic and fully diluted basis, was $0.01 for the three months ended November 30 of each of fiscal 2021 and fiscal 2020.

Results of Operations for the Nine-Month Periods Ended November 30, 2020 and 2019

Revenues. The Company did not earn any revenues for either of the nine-month periods ended November 30, 2020 and 2019. Sales revenues are not anticipated until such time as the Prospect has commenced commercial operations. As the Company is presently in the exploration stage of its plan, no assurance can be provided that commercially exploitable levels of Hydrocarbons on the Prospect will be discovered, or if such resources are discovered, that the Prospect will commence commercial operations.

Operating Expenses. Total operating expenses incurred during the nine months ended November 30, 2020 decreased by $953,845 (34%), compared to those incurred during the nine months ended November 30, 2019. The decrease is primarily due to the pandemic impact on travel, lower third party professional expenses, and the absence of stock-based compensation for the nine months ended November 30, 2020. The Company had stock-based compensation expense of $802,500 for the nine months ended November 30, 2019 compared to none for the nine months ended November 30, 2020. Moreover, third party professional expenses were higher during the nine months ended November 30, 2019 because of certain non-recurring matters during that period, including a farmout agreement and reverse stock split.

Net Loss. The Company had a net loss of $3,689,912 for the nine months ended November 30, 2020, compared to a net loss of $ 4,502,853 for the nine months ended November 30, 2019. As described above, the primary reason for this decrease was the absence of stock compensation expense and the pandemic impact on travel and projects. Loss per common share was $0.02 for the nine months ended November 30, 2020 and $0.03 for the nine months ended November 30, 2019.

Cash Flows for the Nine-Month Periods Ended November 30, 2020 and 2019

Cash Used in Operating Activities: Operating activities for the nine months ended November 30, 2020 used cash of $287,080, compared to $753,041 for the nine months ended November 30, 2019 primarily due to lower travel and third party professional expenses during the nine months ended November 30, 2020, and timing differences on accruals and payables.

Cash Used in Investing Activities: No cash was used for investing activities during the nine-month periods ended November 30, 2020 and November 30, 2019.

Cash Provided by Financing Activities: Financing activities totaled $218,750 during the nine months ended November 30, 2020, resulting from the private placement of 500,000 common shares at $0.20 per common share for gross proceeds of $100,000, and proceeds from a Paycheck Protection Program loan in the amount of $118,750. Financing activities totaled $350,000 during the nine-month period ended November 30, 2019 resulting from the private placement of 1,400,000 common shares at a price of $0.25 per common share.

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

Debentures Financings. Beginning in May 2016 and continuing through August 2018, the Company relied on a series of Debenture placements (debt instruments convertible into Common Shares). The 14 Debentures comprising this series were issued pursuant to a Securities Purchase Agreement executed on May 27, 2016. Debentures having an aggregate original principal amount of $6,850,000 have been placed. In conjunction with certain Debentures, Warrants were issued that grant the related Holder the right to purchase up to a maximum of 19,125,000 Common Shares at an initial per-Common Share exercise price of $0.20.

Each of the Debentures includes the following features:

*	The Debentures bear interest at the rate of eight percent (8%) per annum, compounded quarterly. However, upon the occurrence and during the continuance of a stipulated event of default, the Debentures will bear interest at the rate of twelve percent (12%) per annum.

*	Interest need not be paid on the Debentures until the principal amount of the Debentures becomes due and payable. Instead, accrued interest is added to the outstanding principal amount of the Debentures quarterly. Nevertheless, the Company may elect to pay accrued interest in cash at the time that such interest would otherwise be added to the outstanding principal amount of the Debentures.

*	The principal plus accrued interest on the Debentures is due and payable in a single balloon payment on or before May 27, 2021.

*	Discovery is not entitled to prepay the Debentures prior to their maturity.

*	The Debentures are convertible, in whole or in part, into Common Shares at the option of Holders, at any time and from time to time. The conversion price for Debentures having an aggregate original principal amount of $5,887,500 is $0.16, while the conversion price for Debentures having an aggregate original principal amount of $962,500 is $0.20. All conversion prices are subject to certain adjustments that are believed to be customary in transactions of this nature, including so-called “down round” financing adjustments, which would cause the conversion prices to adjust downward to the price of any securities issued by the Company at a price less than the conversion prices then in effect. The Company is subject to certain liabilities and liquidated damages for any failure to timely honor a conversion of the Debentures, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

*	The Holders are entitled to have their Debentures redeemed completely or partially upon certain events (such as a change of control transaction involving the Company or the sale of a material portion of the Company’s assets) at a redemption price equal to 120% of the then outstanding principal amount of the Debentures and 100% of accrued and unpaid interest on the outstanding principal amount of the Debentures, plus all liquidated damages and other amounts due thereunder in respect of the Debentures.

*	The Debentures feature negative operating covenants, events of default and remedies upon such events of default that are believed to be customary in transactions of this nature. One of the remedies upon an event of default is the Holders’ ability to accelerate the maturity of the Debentures such that all amounts owing under the Debentures would become immediately due and payable. The Holders would then be able to resort to the collateral securing the Debentures, if the Company did not pay the amount outstanding, which is likely to be the case.

*	The Debentures are secured by virtually all of the Company’s assets owned directly or indirectly but for the License, which is held by the Subsidiary. Moreover, the Company has separately guaranteed the Debentures and has pledged all of its stock in the Subsidiary to secure such guarantee. The essential effect of these security arrangements is that, if the Company defaults on or experiences an event of default with respect to the Debentures, the Holders could exercise the rights of a secured creditor, which could result in the partial or total loss of nearly all of the Company’s assets, in which case the Company’s business could cease and all or substantially all stockholders’ equity could be lost.

Each of the Warrants includes the following features:

*	The initial per-Common Share exercise price of the Warrants is $0.20 and is subject to certain adjustments that are generally believed to be customary in transactions of this nature. Subject to certain exceptions, the exercise price of the Warrants involves possible adjustments downward to the price of any Common Shares or their equivalents sold by the Company during the term of the Warrants for less than the then applicable exercise price of the Warrants. Upon adjustment of the exercise price, the number of Common Shares issuable upon exercise of the Warrants would be proportionately adjusted so that the aggregate exercise price of the Warrants would remain unchanged.

*	The Warrants are currently exercisable and will remain so until their expiration date of February 28, 2021.

*	Discovery is subject to certain liabilities and liquidated damages for failure to timely honor an exercise of the Warrants, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

Currently, the Company is in discussion to extend the maturity date of the Debentures. The Company has no assurance that the holders of the Debentures will agree to such an extension, in which case the Company could suffer the consequences described in the section captioned “Consequences of a Financing Failure” below.

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

More Recent Equity Placements. Subsequent to the start of the Debentures placements, the Company continued certain private capital raising transactions involving the Company’s common shares. Beginning in November 2016 and continuing from time to time, the Company closed on a series of private placements of its common shares in which an aggregate of 9.075 million shares were issued for an aggregate purchase price of $1,886,250.

Paycheck Protection Program Loan. In connection with the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, the Company borrowed the sum of $118,750. The Company is in the process of applying for the forgiveness of this indebtedness to the maximum extent permitted by then applicable law. The Company is also planning on applying for a second loan under the preceding program, as permitted by recent changes to such program, in which case the Company intend to apply for the forgiveness of this second loan to the maximum extent permitted by then applicable law.

Available Cash. As of January 11, 2021, the Company had cash of approximately $12,400 and had negative working capital of about $4,578,000. The amount of cash on hand has heightened the Company’s need to raise additional capital in the immediate future. If required financing is not available on acceptable terms, the Company could be prevented from continuing its business efforts. Even if the Company raises sufficient to finance general and administrative expenses, it will need to raise significant additional funds to allow it to fulfill work commitment obligations in a timely manner. A plan for financing these obligations is discussed below. Management intends to finance all general and administrative expenses beyond available cash on hand by undertaking to raise funds through private placements of common shares. However, no assurance can be given that the amounts will be adequate. Moreover, no assurance can be provided of successfully raising any additional funds for this purpose.

Long-Term Capital Needs

The five-year work commitment relating to the License imposes certain obligations on the Company. The work requirements of the first two years, which included geotechnical studies and the Nike Survey, have been completed and reports and certain work materials have been submitted as required by the South Australian government. Going forward, additional funds will be required to meet the seismic and drilling obligations of License Years 3, 4 and 5. Working capital will also be needed to satisfy general and administrative expenses. Between January 2021 and October 2023 (the month in which the Company’s work commitments are currently required to be completed), the Company estimates that it will need to raise an additional $20.0 million to have sufficient capital to meet the remaining work commitments specified in the License and to fund operations. Net revenues produced from successful oil wells could provide some of the funds required to meet these capital needs. However, no assurance can be given that this or any other amount of financing will be obtained or that any Hydrocarbons revenue will be earned. If the Company is unsuccessful in raising required additional funds in the near future, it will need (among other things) to seek a further extension of its work commitment under the License. While the related governmental authorities have accommodated the Company in the past in this regard, the Company has no assurance that they would accommodate it again. The Company’s failure to raise required additional funds and its subsequent failure to obtain an extension of its the Company’s work commitment under the License could have adverse consequences for the Company, including its inability to execute its business plan, which could result in a complete loss of stockholders’ equity.

If successful with the early wells, work will continue with a full development plan, the scope of which is now uncertain but will be based on technical analysis of seismic data, reports and results of drilling activities including data collected from log runs, production history and cost estimates. However, all of the preceding plans are subject to the availability of sufficient funding from one or more additional financings or a joint venture farmout, and the receipt of all governmental approvals.

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

COVID-19

The Company initially experienced no material impacts from the COVID-19 pandemic with respect to Liquidity and Capital. However, the negative reaction in financial markets was significant. Initially, the pandemic resulted in a severe decrease in demand for Hydrocarbons, in particular transportation fuels. This decrease resulted in a major drop in the price of crude oil and its resulting impact on financial markets in general and in particular, the energy industry. Demand has now recovered substantially, crude oil prices have increased to above $50 per barrel, exploration and production operations are recovering and funding is becoming more widely available. However, the recent increase in infection rates is concerning though there has, to date, been no negative Hydrocarbon sector activity impact. For further risk discussion, see the risk factor captioned “PANDEMICS OR DISEASE OUTBREAKS (SUCH AS THE NOVEL CORONAVIRUS, ALSO KNOWN AS THE COVID-19 VIRUS) COULD MATERIALLY AND ADVERSELY AFFECT US IN A VAREITY OF WAYS” in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended February 29, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer (the “CEO”) and principal financial officer (the “CFO”), the evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Exchange Act Rule 13a 15(e) and Rule 15d 15(e) as of the end of the period covered by this quarterly report was completed. Based on this evaluation, the CEO and CFO have determined that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness and an ineffective element of the Company’s internal controls over financial reporting as well as disclosure controls and procedures. Therefore, the CEO and CFO believe that disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that disclosure and controls designed to ensure that information required to be disclosed in Company filings or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Limitations on Effectiveness of Controls and Procedures

Company management, including the CEO and CFO do not expect that disclosure controls and procedures and/or internal controls over financial reporting will prevent all potential errors and/or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of a control must be considered relative to its cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the reality that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the actions or inactions of one or more individuals and/or by management override of various controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving stated goals under all potential future conditions. Over time, controls could become inadequate due to changes in internal and/or external conditions, or a deterioration in the degree of staff and/or systems compliance with the standards, policies and procedures of the Company.

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

Management Plan to Remediate Material Weakness

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

The COVID-19 pandemic has had no impact on the Company’s internal controls over financial reporting. The Company has had and continues to have the same staff, same service providers and same processes and controls as was the case prior to the pandemic.

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

January 14, 2021

