Form 10-K
period 2021-02-28
Discovery Energy Corp.
filed 2021-06-16
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $10,180,976.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 154,365,396 as of June 14, 2021

DOCUMENTS INCORPORATED BY REFERENCE

None.

DISCOVERY ENERGY CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2021

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

PART I

Item 1. Business.

General

Discovery Energy Corp. (the “Company”) was incorporated under the laws of the state of Nevada on May 24, 2006 under the name “Santos Resource Corp”. The current business of the Company is the exploration and development of the 584,651 gross acres (914 sq. miles) area in South Australia (“Prospect”) held under Petroleum Exploration License PEL 512 (“License”). The Prospect is located in the “Western Flank” area, which is the southwest Permian edge of the Cooper and Eromanga Basins, the most prolific producing onshore region in Australia. There are three separate acreage blocks in the Prospect: West (~400,000 acres), South (~181,000 acres) and Lycium (~4,000 acres). In May 2012, the Company incorporated a wholly owned Australian subsidiary, Discovery Energy SA Ltd. (“Subsidiary”), for the purpose of acquiring a 100% working interest in the License. In May 2016, the Subsidiary’s legal entity status changed from public to private and its name changed to Discovery Energy SA Pty Ltd. The Company is in the initial exploration phase of determining whether or not the Prospect contains economically recoverable volumes of crude oil, natural gas and/or natural gas liquids (collectively “Hydrocarbons”). Although the Company’s current focus is primarily on the Prospect, management from time-to-time exchanges information with other industry participants regarding additional investment opportunities in Australia. The Company’s internet address is https://discoveryenergy.com.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site that contains our public filings with the SEC and other information regarding the Company, at http://www.sec.gov.

Recent Developments and Events

This section discusses developments and events during fiscal 2021 that are believed to be significant to the Company.

Extension of Debentures. On May 27, 2016, the Company entered into a Securities Purchase Agreement with an initial investor (the “Original Purchaser”) pursuant to which the Company issued to the Original Purchaser some of the Company’s Senior Secured Convertible Debentures (each a “Debenture” and collectively the “Debentures”). The Debentures are debt instruments convertible into the Company’s common shares. Eventually a second investor was made a party to the Securities Purchase Agreement and was also issued Debentures. Thus far, the Company has issued to these two investors a total of 14 Debentures having an aggregate original principal amount of $6,850,000. Interest on the Debentures to date has been accrued and added to principal, thereby increasing the outstanding balance on the Debentures to approximately $9,699,000 as of March 31, 2021. Interest will continue to be accrued until such time as the Debentures are repaid or converted to common shares. The original terms of the Debentures provided that the principal amount of and accrued interest on the Debentures was due and payable in a single balloon payment on or before May 27, 2021 (the “Maturity Date”). For more information about the Debentures, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing History and Immediate, Short-Term Capital Needs - Debentures Financing” below.

In conjunction with certain issuances of the Debentures, warrants (“Warrants”) were issued to the Original Purchaser that grant to it the right to purchase up to an aggregate maximum number of 19,125,000 common shares at an initial per-share exercise price of $0.20. The Warrants have been amended from time to time to extend their expiration dates (the “Termination Date”). Prior to the extension discussed below, the Warrants had a Termination Date of February 28, 2021. For more information about the Warrants, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing History and Immediate, Short-Term Capital Needs - Debentures Financing” below.

On February 4, 2021, the parties to the Debentures and Warrants entered into an amendment to them providing for the following:

*	The Maturity Date of the Debentures was extended to December 31, 2023.

*	The Termination Date of the Warrants was also extended to December 31, 2023.

*	The Company agreed to issue to the Original Purchaser additional Warrants to purchase 8,752,058 additional common shares at a per-share exercise price of $0.20, subject to adjustment upon the occurrence of certain customary events. These warrants were issued on May 28, 2021, and have an expiration date of December 31, 2023. These warrants bring the total number of warrant shares that may be acquired by the Original Purchaser to 27,877,058.

Management believes that the extension of the Debentures under favorable terms, and the recent extension of the deadlines for the work commitment on the Prospect have mitigated many of the issues and concerns affecting the Company caused by the effects of Covid-19 in the U.S. and Australia.

Suspension of Work Commitment. On August 13, 2020, the Company received from the Government of South Australia, Department of Energy and Mining, confirmation that such agency had approved the Company’s application for an additional 12-month suspension of the work commitment relating to the License. Prior to this further suspension, the Company’s remaining work commitments were due to be completed by October 29, 2022. The deadlines for the Company’s remaining work commitments are detailed in the section captioned “Item 1. Business - Plan of Operation - Current Primary Activity” below.

Paycheck Protection Program Loan. In connection with the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, the Company borrowed an initial loan during fiscal year 2021 in the amount of $118,750 and a second loan during fiscal year 2022 in the amount of $120,000. The Company is in the process of applying for the forgiveness of the first draw to the maximum extent permitted by applicable law. The Company is also planning on applying for forgiveness of the second draw to the maximum extent permitted.

On-going Effects of Coronavirus Pandemic. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”), surfaced in Wuhan, China. Since then, SARS-CoV-2 and COVID-19 spread to many countries, including the U.S. The COVID-19 pandemic led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. It resulted in a significant spike in unemployment and a concomitant decline in economic activity in the U.S., Australia and many other countries, and any future outbreak of a health epidemic or other adverse public health developments may have similar effects. Although the effects of the COVID-19 pandemic have been lessening in the U.S. and other parts of the world overall due to (among other things) effective vaccination programs, these effects could start worsening again in the U.S. and elsewhere, creating renewed uncertainty. The current COVID-19 pandemic could continue to, and future similar epidemics or pandemics could also, materially and adversely impact our ability to finance and conduct our business once it becomes operational, and could materially and adversely impact our operations, financial condition and results. See the risk factor captioned “PANDEMICS OR DISEASE OUTBREAKS (SUCH AS THE NOVEL CORONAVIRUS, ALSO KNOWN AS THE COVID-19 VIRUS) COULD MATERIALLY AND ADVERSELY AFFECT US IN A VAREITY OF WAYS.”

Recovery in Hydrocarbons Prices. Almost simultaneously with the initial widespread adverse effects from the COVID-19 pandemic, a Hydrocarbons price war began in early March 2020. At the time that this event started on March 8, 2020, the price of Brent crude was $45.27 per barrel, which was already down from a recent high of $68.91 on January 6, 2020. Such price declined to a low of $19.33 on April 21, 2020. By June 2021, the posted price of Brent had recovered to almost $73 per barrel. Hydrocarbons are volatile and entail certain risks. See the risk factor captioned “HYDROCARBONS ARE COMMODITIES SUBJECT TO PRICE VOLATILITY BASED ON MULTIPLE FACTORS OUTSIDE THE CONTROL OF PRODUCERS, AND LOW PRICES MAY MAKE PROPERTIES UNECONOMIC.” The Company has no assurance that the price of Hydrocarbons will remain at adequate levels or that the Company will not be harmed by future prolonged low Hydrocarbon prices.

Historical Milestones

To date, the Company has achieved the following milestones:

*	On October 26, 2012, the License was granted to the Subsidiary. After the License grant, the Company’s primary focus was on completing a financing to raise sufficient funds so that the Company could undertake a required proprietary seismic acquisition program. After exploring a number of possible financings, the precipitous decline in crude oil prices starting in the summer of 2014 delayed the Company’s ability to successfully complete a financing of the type being sought.
*	The Company completed the Debentures and Warrant financing described in “Item 1. Business - Recent Developments and Events - Extension of Debentures” above. Among other uses, the proceeds from the Debentures enabled the Company to undertake required seismic work. For more information about the Debentures and the Warrants, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing History and Immediate, Short-Term Capital Needs - Debentures Financing” below.
*	On October 30, 2016, fieldwork was completed on the Company’s proprietary Nike 3D seismic survey (the “Nike Survey”) covering an approximately 69 sq. mile (179 sq. km.) section of the western portion of the South Block of the Prospect and directly on trend and in close proximity to mature producing oilfields and recent discoveries on the blocks to the north. The Nike Survey was completed at a “turnkey price” of approximately $2.4 million.
*	The raw data from the Nike Survey was converted to analytical quality information, processed and interpreted by the Company’s geophysical advisor. Interpretation of the processed data included advanced technical analysis by specialized consultants. This technical work identified an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. The Company has prioritized these initial prospective locations for presentation to potential sources of significant capital. Technical analysis is on-going.
*	In June 2017, the Company completed the archeological and environmental field surveys of seven prospective drilling locations as required by applicable laws and regulations. It subsequently filed reports on these surveys with the South Australian government; no material issues were identified at any of the prospective drilling sites.
*	In addition to the amounts raised pursuant to the Debentures arrangements, since the Company adopted its current business plan, the Company has raised funds totaling approximately $4.6 million through private placements of the Company’s common shares.
*	In several transactions to date, the Company (through the Subsidiary) purchased portions of an original 7.0% royalty interest relating to the Prospect retained by the party that, in effect, transferred and sold the License to the Company. As a result, the Company (through the Subsidiary) now owns an aggregate 5.0% royalty interest, while the previous holder of the original 7.0% royalty interest continues to hold a 2.0% royalty interest. The aggregate purchase price for the aggregate 5.0% royalty interest was $540,500 USD.

Prospect

There are producing wells on trend and directly north and east of the Company’s South block. A typical Namur well, a primary producing reservoir in the Western Flank, is drilled to a depth of approximately 5,500 feet. The wellbore is vertical or near vertical and there is no lateral drilling or hydraulic stimulation required. This high-permeability reservoir combined with a strong aquifer system produces high flow and recovery rates. Initial production rates typically range from 450 to 940 barrels of oil per day (“BOPD”). Production is anticipated to be sweet, high gravity (45 degree) crude which is expected to result in premium pricing. As described in the section captioned “Markets and Marketing” below, markets for the Company’s future production are readily accessible via existing infrastructure.

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

The Company now holds a 100% working interest in the License, subject to a 10% overriding royalty interest in favor of the State of South Australia and an aggregate 3% overriding royalty interests in favor of others. In view of these overriding royalty interests, the Company’s net revenue interest in the License is 87%

The License is subject to a five-year work commitment as described below. Failure to comply with the work program requirements could lead to the cancellation of the License. The License also requires that insurance of the types and amounts of coverage that management believes are reasonable, customary and the industry standard be maintained, and contains provisions regarding environmental matters and liabilities that management also believes are reasonable, customary and the industry standard.

The initial term of the License is five years, with two five-year renewal terms, subject to the provisions of the South Australian Petroleum and Geothermal Energy Act 2000. As discussed herein, the initial five-year term has been suspended a number of times; as a result, this initial term currently remains in effect. At the end of the initial five-year term of the License and assuming that the Company has met its obligations, the License can be renewed for a first five-year renewal term, provided, however, that the Company must relinquish one-third of its acreage or convert all or portions of it to a Petroleum Retention License (a “PRL”). At the end of the first five-year renewal term, assuming that the Company has met its commitment obligations, the License can be renewed for a second five-year renewal term, provided, however, that the Company must relinquish one-third of its original acreage or convert all or portions of the remaining acreage to a PRL. Relevant law requires the South Australian government to grant a PEL with respect to any acreage to be relinquished if the related licensee submits a reasonable application for renewal of the related license. Management believes that (as a matter of practice) the South Australian government almost invariably grants renewals, although the Company has no assurance that this will occur in its case. Any renewal could entail additional requirements, such as additional work commitments. Control over acreage can remain in effect indefinitely, so long as the licensee converts its license to a Petroleum Production License” (a “PPL”) and is producing Hydrocarbons from the related acreage. A PPL has requirements somewhat different from a PEL, and the scope of the acreage in effect “held by production” is limited by applicable law.

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

Over the term of the License thus far, a number of extensions and modifications of the work commitment have been granted. The current remaining work commitment is as follows:

*	Year 3 ending October 28, 2021 - Shoot 2D seismic data totaling at least approximately 62 miles (100 km.) and shoot 3D seismic data totaling at a minimum approximately 77 sq. miles (200 sq. km.) and drill two wells.
*	Year 4 ending October 29, 2022 - Shoot 3D seismic data totaling a minimum of approximately 77 sq. miles (200 sq. km.) and drill two wells.
*	Year 5 ending October 29, 2023 - Drill three wells.

The Company needs a significant amount of additional capital to fulfill its obligations under the work commitment. Moreover, the Debentures will mature in December 2023, and the Company will need to raise additional funds or generate sufficient revenues through Hydrocarbon production to timely repay the Debentures, if they are not converted. The Company’s capital requirements and financing activities are described in the section captioned “Liquidity and Capital Requirements” below. The success of the initial phase of the Plan of Operation depends upon the Company’s ability to obtain additional capital or enter into a suitable joint venture arrangement in order to acquire additional seismic data and successfully drill commitment wells. Failure to obtain required additional capital or enter into a suitable joint venture arrangement will materially and adversely affect the Company and its stockholders in ways that are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Consequences of a Financing Failure” below. The Company cannot provide assurance that it will obtain the necessary capital and/or enter into a suitable joint venture agreement.

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

Markets and Marketing

The petroleum industry has been characterized historically by Hydrocarbon prices that fluctuate (sometimes dramatically), and supplier costs can rise significantly during industry booms. The most recent price decline cycle started in early March 2020 when an oil price war began. On March 8, 2020, the price of Brent crude was $45.27 per barrel, which was already down from a recent high of $68.91 on January 6, 2020. Such price declined to a low of $19.33 on April 21, 2020. By March 2021, the posted price of Brent had recovered to almost $70 per barrel. The Company has no assurance that the price of Hydrocarbons will recover to adequate levels or that the Company will not be harmed by prolonged low levels of Hydrocarbon prices. Hydrocarbon prices and markets are likely to remain volatile. Sales prices for these commodities are subject to wide fluctuations in response to relatively minor changes in supply and demand, market uncertainty, and a variety of additional factors beyond the Company’s control. These factors include:

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

The principal Hydrocarbon transportation hub for the Western Flank is located in the vicinity of Moomba. This processing and transportation center is approximately 37 miles due east of the Prospect’s easternmost boundary and about 40 miles from the Company’s expected initial drill sites. These sites are located about 20 miles from a privately-owned terminal for trucking oil in Lycium. The Lycium Hub is also the terminal point for a main Trunk Line with a capacity of 20,000 barrels per day, which delivers oil to the Moomba Processing Facility. Management believes that the Company has access to an infrastructure sufficient to transports its Hydrocarbon production to processing facilities or customer markets.

The availability of a ready market for the Company’s production will depend on a number of factors beyond the Company’s control, including the availability of other production in the Prospect’s vicinity, the proximity and capacity of Hydrocarbon pipelines, and fluctuations in supply and demand. Although the effect of these factors cannot be accurately predicted or anticipated, the Company does not anticipate any unusual difficulty in contracting to sell its production of Hydrocarbons to purchasers at prevailing market prices and under arrangements that are usual and customary in the industry. However, there can be no assurance that market, economic and regulatory factors will not in the future materially and adversely affect the Company’s ability to sell its production.

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

Competition

The Company expects to operate in the highly competitive industry of Hydrocarbon exploration, development and production. The Company believes that the level of competition in these areas will continue and may even intensify. In the areas of Hydrocarbon exploration, development and production, competitive advantage is gained through superior capital investment decisions, technological innovation and cost management. The Company’s competitors include major firms and a large number of independent companies. Because the Company expects to have control over acreage sufficient for its exploration and production efforts for the foreseeable future, the Company does not expect to compete for the acquisitions of properties for the exploration for Hydrocarbons. However, the Company will compete for the equipment, services and labor required to explore for, develop and produce its properties and to transport its production. Many of the Company’s competitors have substantially larger operating staffs and greater financial and other resources. In addition, larger competitors may be able to absorb the burden of any changes in laws and regulations more easily than the Company can, which would adversely affect its competitive position. Moreover, most of the Company’s competitors have been operating in the Western Flank for longer periods than the Company has and they have demonstrated the ability to operate through a number of industry cycles. The impact of this intense competition cannot currently be determined.

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

Employees

As of the date of this Report, the Company had three full-time employees. Fiscal 2021 was the first time that the Company had employees since it adopted its current business plan. However, the Company has used a number of consultants and part-time service providers in the past, including members of the Company’s current management team. The Company’s needs for additional personnel in the future are uncertain.

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

WE HAVE A HISTORY OF LOSSES, AND WE MAY NOT BECOME PROFITABLE.

We have incurred losses since our inception. For our fiscal year ended February 28, 2021, we incurred net losses of $6,083,713, of which interest expense, both non-cash and accrued, in the amount of $2,328,346 was a primary driver. As of February 28, 2021, we had an accumulated deficit of $31,661,738. We expect our losses to continue as we incur significant capital expenditures and operating expenses to explore for Hydrocarbons on the Prospect. These continuing losses will most likely be greater than current levels. If our revenues do not increase substantially or if our expenses exceed our expectations, we may never become profitable. There can be no assurance that our exploration and production activities will produce Hydrocarbons in commercially viable quantities, if any at all. Moreover, even if we succeed in producing Hydrocarbons, we expect to incur operating losses until such time (if ever) as we produce and sell a sufficient volume of our commercial production to cover direct production costs as well as corporate overhead. There can be no assurance that sales of our Hydrocarbon production will ever generate significant revenues, that we will ever generate positive cash flow from our operations or that (if ever attained) we will be able to sustain profitability in any future period.

WE ARE SIGNIFICANTLY LEVERAGED.

During a two-year period beginning in May 2016, we took on a significant amount of debt through the sale of Senior Secured Convertible Debentures due (each a “Debenture” and collectively the “Debentures”). The amount of this indebtedness (including principal and accrued interest) was approximately $9,699,000 compounded through March 31, 2021. Our Debentures are secured by all of our assets owned directly or indirectly but for the License. The use of secured indebtedness to finance our business is referred to as leveraging. Leveraging increases the risk of loss to us if and to the extent we have insufficient revenue to pay our debt obligations. In such event, cash from other sources will be required. Our Debentures must be repaid or converted by the holders thereof on or before December 31, 2023. Unless we generate such cash, we may not have sufficient funds to pay our Debentures and other indebtedness when due. In such event, we might be required to sell our assets and properties to meet our obligations, or to seek an extension to our Debentures, or alternative debt or equity financing. If sale, extension or refinancing is not obtained or consummated, we could default in our obligations.

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

Pandemics or disease outbreaks such as COVID-19 could materially and adversely affect us in a number of ways. First, the current pandemic resulted, and future pandemics and epidemics could result, in economic downturns that could affect the market for our proposed products. Transport restrictions related to quarantines or travel bans, or simply declines in customers desire and willingness to travel, due to pandemics and epidemics have caused, and can be expected to cause when they occur in the future, significant declines in demand for products derived from crude oil, such as gasoline and jet fuel. Such declines greatly reduce not only the amount of products that can be sold on an aggregate basis, but also the price received for such products. Such results can be expected to have the following effects:

*	harm our financial results (especially revenues and profits) if and when we enter into commercial production.

*	harm our ability to raise funds (if needed) due to a diminished interest in investing in Hydrocarbon exploration and production companies in general.

*	depress our stock price, further harming our ability to raise funds.

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

OUR OUTSTANDING OBLIGATIONS AND ABILITY TO ISSUE ADDITIONAL COMMON SHARES COULD RESULT IN SIGNIFICANT DILUTION TO STOCKHOLDERS.

Our Debentures outstanding as of the date of the filing of this Report are convertible into 59,043,869 common shares, and the number of shares into which these Debentures may be converted is expected to increase in the future. An aggregate of 27,877,058 common shares can be acquired upon the exercise of the outstanding Warrants. The conversion price of our Debentures and the exercise price of the Warrants may be less than the then current market price of the common shares at the time of conversion and exercise. Moreover, we have registered an aggregate of 6,000,000 common shares for issuance pursuant to an equity incentive plan to employees, officers, directors, and outside consultants to compensate them for services provided or to provide incentives to them. Of these common shares, 1,747,300 are still available for issuance in the future. Future issuance of additional shares pursuant to the Debentures, Warrants or the equity incentive plan or otherwise could cause immediate and substantial dilution to the net tangible book value of common shares issued and outstanding immediately before such transactions. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the common shares. Moreover, any common shares issued as described above would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital while our Debentures or the Warrants are outstanding may be adversely affected because of the potential dilution described in this risk factor.

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

THERE IS SUBSTANTIAL DOUBT AS TO WHETHER WE WILL CONTINUE OPERATIONS WITHOUT ADDITIONAL FINANCING.

Based on our assessment of the related risk factors (described further below), we believe there is substantial doubt about our ability to continue to operate as a going concern for the 12 months following the issuance of our February 28, 2021 financial statements. Our independent registered public accountant has added an emphasis paragraph to its report on our financial statements for the year ended February 28, 2021 regarding our ability to continue as a going concern. Key to this determination is our lack of any historical revenues and our accumulated deficit of $31,661,738 since inception through February 28, 2021. Since May 2016, we have placed Debentures having an aggregate original principal amount of $6,850,000. Proceeds from these placements largely financed our business for our fiscal years 2017 and 2018, and the first half of our fiscal year 2019. Since that time, we have financed our business through private common shares financings. Notwithstanding the preceding, we still need additional funds. There can be no assurance that we will be successful in securing funding, becoming profitable, or continuing our business without either a temporary interruption or a permanent cessation.

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

CERTAIN CURRENT TRENDS COULD MATERIALLY ADVERSELY AFFECT US AND OUR INDUSTRY.

Worldwide concern over the risks of climate change is growing. This has led to the following developments and could lead to further movement in the following directions:

*	Laws are being adopted or considered to reduce greenhouse gas emissions, conserve fuel, use fewer Hydrocarbons, and utilize more alternative energy sources. These laws include cap and trade regimes, carbon taxes, trade tariffs, minimum renewable usage requirements, restrictive permitting, increased efficiency standards, and incentives or mandates for alternative or renewable energy. Government and other activist persons are also seeking to promote their climate change agendas indirectly, such as by seeking to reduce the availability of or increase the cost for, financing and investment in our industry and taking actions intended to promote changes in business strategy for companies in this industry.
*	Consumer sentiment seems to be shifting against fuel sources that leave a large carbon footprint (such as Hydrocarbons) and in favor of products that use alternative energy sources. As an example, sales of electric vehicles increased rapidly for most of the second decade of the 21st century, and this could continue into the future. Even investors (including sovereign wealth, pension, and endowment funds) are increasingly sensitive to environmental, social, and governance (ESG) matters, opting to divest their holdings of (or not acquire investments in) companies in our industry. Organizations provide information to investors on corporate governance and related matters and have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. All of this could have negative impacts on the stock prices and access to capital markets of companies in our industry.
*	In response to the two points made above, research into new technologies to reduce the cost and increase the use of alternative energy sources is increasing. These technologies include advanced biofuels and hydrogen, carbon capture and storage, breakthrough energy efficiency processes, and advanced energy-saving materials.

The effect of the actions described above could have the potential to reduce demand for Hydrocarbons, to increase the costs of producing Hydrocarbons and products based on them (thereby increasing the prices, but reducing the quantity sold, of end-products), to affect adversely revenues, margins and investment returns or even render certain proposed projects economically unfeasible, and to increase regulatory compliance costs, as well as shift Hydrocarbon demand toward relatively lower-carbon sources such as natural gas. The full effects of the current trends (which are beyond our control) create a great deal of uncertainty as to their ultimate impact, and these effects may not be fully felt for many years to come. Nevertheless, these trends may materially adversely affect our business, financial condition, results of operations and cash flows.

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

RISKS RELATING TO OUR MANAGEMENT

WE DEPEND ON CERTAIN KEY PERSONNEL.

We rely upon the efforts and skills of our current and expected future management. The loss of the services of any member of management, including the lack of sufficient time to devote to our operations, could materially and adversely affect our operations. The employment agreements and consulting agreements that we have entered into with members of management contain no non-competition agreement with us, and therefore allow the related member of management to terminate his agreement upon 60-days’ notice. As a result, any member of management may discontinue providing his services to us at any time and for any reason, and even thereafter commence competition with us. Moreover, we do not currently maintain key man life insurance on any member of management.

OUR CURRENT MANAGEMENT RESOURCES MAY NOT BE SUFFICIENT FOR THE FUTURE, AND WE HAVE NO ASSURANCE THAT WE WILL BE ABLE TO ATTRACT ADDITIONAL QUALIFIED PERSONNEL.

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

OUR MANAGEMENT OWNS A LARGE PERCENTAGE OF OUR OUTSTANDING SHARES, AND CUMULATIVE VOTING IS NOT AVAILABLE TO STOCKHOLDERS.

Our current senior management owns approximately 65.05% of our outstanding common shares as of the date of the filing of this Report. Cumulative voting in the election of directors is not authorized in our First Amended and Restated Articles of Incorporation. Accordingly, it is not permitted as a matter of law. As a result, the holder or holders of a majority of our outstanding common shares may elect all of our directors. Management’s large percentage ownership of our outstanding common shares will enable them to maintain their positions as such and thus their control of our business and affairs.

OUR OBLIGATION TO INDEMNIFY MEMBERS OF MANAGEMENT COULD REQUIRE US TO PAY THEM FOR LOSSES CAUSED BY THEM, AND LIMITATIONS ON CLAIMS AGAINST STOCKHOLDERS COULD PREVENT OUR RECOVERY OF SUCH LOSSES FROM THEM.

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

For information about our Hydrocarbon property, see “Item 1. Business” above.

Item 3. Legal Proceedings.

We are not presently a party to any pending legal proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Trading Prices. Our common shares are quoted in the over-the-counter market under the name “Discovery Energy Corp.” and the symbol “DENR”.

Outstanding Shares and Record Holders. As of June 8, 2021, we had 112 common stockholders of record and 154,365,396 common shares outstanding.

Dividends. We have not paid any cash dividends on our common shares, and we do not expect to pay any dividends for the foreseeable future. Currently, our outstanding Debentures prohibit us from paying dividends without the consent of the Debentures holders.

Equity Compensation Plans. We have one equity compensation plan for our directors, officers, employees and consultants pursuant to which options, rights or shares may be granted or issued. This plan is named the “Discovery Energy Corp. 2012 Equity Incentive Plan” (the “Plan”). The following table provides information as of February 28, 2021 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

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

Previous Awards. We had awarded 4,252,700 common shares in outright grants pursuant to the Plan as of February 28, 2021.

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

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Discovery Energy Corp. (the “Company”) was incorporated under the laws of the state of Nevada on May 24, 2006 under the name “Santos Resource Corp.” Its current business plan is to explore for and produce Hydrocarbons from a tract of land (the “Prospect”) covered by Petroleum Exploration License (PEL) 512 (the “License”) in the State of South Australia. The business plan was adopted near the end of fiscal 2012. In May 2012, the Company incorporated a wholly owned Australian subsidiary, Discovery Energy SA Ltd. (“Subsidiary”), for the purpose of acquiring a 100% working interest in the License. In May 2016, the Subsidiary’s legal entity status changed from public to private and its name changed to Discovery Energy SA Pty Ltd. The Company is in the initial exploration phase of determining whether or not the Prospect contains economically recoverable volumes of crude oil, natural gas and/or natural gas liquid (collectively “Hydrocarbons”). For information about the milestones that the Company has achieved to date, see “Item 1. Business.” Although the Company’s current focus is primarily on the Prospect, management from time-to-time exchanges information with other industry participants regarding additional investment opportunities in Australia.

The Company has experienced losses and negative cash flows since inception, and it expects to incur such losses and negative cash flows for the foreseeable future. The Company has an accumulated deficit of $31,661,738 since inception through February 28, 2021. As of June 1, 2021, the Company had approximately $15,000 in cash available to meet its operating cash requirements. The Company’s losses (coupled with a limited amount of cash) cause doubt about the Company’s ability to continue as a going concern, and our independent registered public accountant has added an emphasis paragraph to its report on our financial statements for the year ended February 28, 2021 regarding our ability to continue as a going concern. The Company is maintaining an on-going effort to locate sources of additional funding, without which the Company will not be able to remain a viable entity. Information about the Company’s liquidity situation and its on-going capital raising activities is given in the section captioned “Liquidity and Capital Resources” below.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations as of February 28, 2021 are based upon its independently audited financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material. The footnotes to the financial statements contain critical accounting policies that significantly impact the judgments and estimates used in the preparation of these financial statements. These policies should be reviewed to better understand the financial condition and results of operations of the Company.

Results of Operations

Results of operations for the fiscal years ended February 28, 2021 and February 29, 2020 are summarized in the table below:

	Fiscal Year Ended February 28, 2021	Fiscal Year Ended February 29, 2020
Revenue	$-	$-
Operating expenses	(3,755,298)	(3,661,874)
Other expenses	(2,328,415)	(2,241,259)
Net loss	$(6,083,713)	$(5,903,133)

Operating expenses for the fiscal years ended February 28, 2021 and February 29, 2020 are summarized in the table below:

	Fiscal Year Ended February 28, 2021	Fiscal Year Ended February 29, 2020
Stock-based compensation	$-	$802,500
General and administrative	1,008,532	1,627,008
Warrant modification expense	2,710,166	1,184,366
Exploration costs	36,600	48,000
Total operating expenses	$3,755,298	$3,661,874

Comparison of Fiscal Year Ended February 28, 2021 to Fiscal Year Ended February 29, 2020

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

Operating Expenses. Total operating expenses incurred during the fiscal year ended February 28, 2021 increased by $93,424 (2.6%), compared to those incurred during the fiscal year ended February 29, 2020. The Company had stock-based compensation expense of $802,500 for the fiscal year ended February 29, 2020, compared to none for the fiscal year ended February 28, 2021. The decrease of general and administrative expense is primarily due to the pandemic impact on travel and lower third-party professional service fees. Moreover, third party professional service fees were higher during the fiscal year ended February 29, 2020 due to certain non-recurring matters during that period, including a farmout agreement and the corporate approval of a reverse stock split that the Company ultimately decided not to pursue. The increase in warrant modification expense is primarily due to the extension of the maturity date of outstanding warrants to December 31, 2023. As a result of this modification, the Company recorded additional expense of approximately $2,710,166.

Net Loss. The Company had a net loss of $6,083,713 for the fiscal year ended February 28, 2021, compared to a net loss of $5,903,133 for the fiscal year ended February 29, 2020. Loss per common share was $0.04 for the fiscal year ended February 28, 2021, and $0.04 for the fiscal year ended February 29, 2020.

Cash Flows for the Fiscal Years Ended February 28, 2021 and February 29, 2020

Cash Used in Operating Activities: Operating activities for the fiscal year February 28, 2021 used cash of $202,674, compared to $882,037 to the fiscal year ended February 29, 2020 primarily due to lower travel and third party professional service fees during the fiscal year ended February 28, 2021, and timing differences on payables.

Cash Used in Investing Activities: No cash was used for investing activities during the fiscal year ended February 28, 2021 and February 29, 2020.

Cash Provided by Financing Activities: Financing activities totaled $218,750 during the fiscal year ended February 28, 2021, resulting from the private placement of 500,000 common shares at $0.20 per common share for gross proceeds of $100,000, and proceeds from a Paycheck Protection Program loan in the amount of $118,750. Financing activities totaled $406,250 during the fiscal year ended February 29, 2020 resulting from the private placement of 1,425,000 common shares at $0.25 per common share and 250,000 common shares at $0.20 per common share

Liquidity and Capital Resources

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

Debentures Financing. Beginning in May 2016 and continuing through August 2018, the Company relied on a series of placements of Debentures (debt instruments convertible into common shares). The 14 Debentures comprising this series were issued pursuant to a Securities Purchase Agreement executed on May 27, 2016. Debentures having an aggregate original principal amount of $6,850,000 have been placed. In conjunction with certain Debentures and the extension of the maturity date of the Debentures, Warrants were issued that give the holder the right to purchase up to a maximum of 27,877,058 common shares at an initial per-share exercise price of $0.20.

Each of the Debentures includes the following features:

*	The Debentures bear interest at the rate of eight percent (8%) per annum, compounded quarterly. However, upon the occurrence and during the continuance of a stipulated event of default, the Debentures will bear interest at the rate of twelve percent (12%) per annum.
*	Interest need not be paid on the Debentures until the principal amount of the Debentures becomes due and payable. Instead, accrued interest is added to the outstanding principal amount of the Debentures quarterly. Nevertheless, the Company may elect to pay accrued interest in cash at the time that such interest would otherwise be added to the outstanding principal amount of the Debentures.
*	The principal amount of and accrued interest on the Debentures are due and payable in a single balloon payment on or before December 31, 2023.
*	We are not entitled to prepay the Debentures.
*	The Debentures are convertible, in whole or in part, into Common Shares at the option of holders, at any time and from time to time. The conversion price for Debentures having an aggregate original principal amount of $5,887,500 is $0.16, while the conversion price for a Debenture with an original principal amount of $962,500 is $0.20. All conversion prices are subject to certain adjustments that are believed to be customary in transactions of this nature, including so-called “down round” financing adjustments. The Company is subject to certain liabilities and liquidated damages for its failure to honor timely a conversion of the Debentures, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

*	The holders of the Debentures are entitled to have them redeemed completely or partially upon certain events (such as a change of control transaction involving the Company or the sale of a material portion of the Company’s assets) at a redemption price equal to 120% of the then outstanding principal amount of the Debenture and 100% of accrued and unpaid interest on the outstanding principal amount of this Debenture, plus all liquidated damages and other amounts due thereunder in respect of the Debenture.

*	The Debentures feature negative operating covenants, events of defaults and remedies upon such events of defaults that are believed to be customary in transactions of this nature. One of the remedies upon an event of default is the Debentures holders’ ability to accelerate the maturity of the Debentures such that all amounts owing under the Debentures would become immediately due and payable. The Debentures holders would then be able to resort to the collateral securing the Debentures, if the Company did not pay the amount outstanding, which is likely to be the case.

*	The Debentures are secured by virtually all of the Company’s assets owned directly or indirectly but for the License, which is held by the Company’s Australian subsidiary, Discovery Energy SA Pty Limited (the “Subsidiary”). Moreover, the Company has separately guaranteed the Debentures and has pledged all of its stock in the Subsidiary to secure such guarantee. The essential effect of these security arrangements is that, if the Company defaults on or experiences an event of default with respect to the Debentures, the holders of the Debentures could exercise the rights of a secured creditor, which could result in the partial or total loss of nearly all of the Company’s assets, in which case its business could cease and all or substantially all stockholders’ equity could be lost. For more information about this, see the Risk Factors captioned “THE EXERCISE OF SECURED CREDITOR RIGHTS COULD RESULT IN A SIGNIFICANT OR COMPLETE LOSS” herein.

Each of the Warrants includes the following features:

*	The initial per-share exercise price of the Warrants is $0.20 and is subject to certain adjustments that are generally believed to be customary in transactions of this nature. Subject to certain exceptions, the exercise price of the Warrants involves possible adjustments downward to the price of any common shares or their equivalents sold by the Company during the term of the Warrants for less than the then applicable exercise price of the Warrants. Upon the adjustment of the exercise price, the number of shares issuable upon exercise of the Warrants is proportionately adjusted so the aggregate exercise price of the Warrants remains unchanged.

*	All of the Warrants are currently exercisable and will remain so until their expiration date of December 31, 2023.

*	The Company is subject to certain liabilities and liquidated damages for failure to honor timely an exercise of the Warrants, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

The largest holder of the Debentures has the right to have elected to the Company’s Board of Directors one nominee. To date, the holder has not exercised this right.

Moreover, the holders of the Debentures have the right to require the Company to register with the SEC the resale of the common shares into which Debentures can be converted, the common shares that can be acquired upon the exercise of the Warrants and possibly other Common Shares. This preceding right is generally referred to as “demand” registration rights. The Company has the obligation to file a registration statement to effect the registration within certain periods of time, and the obligation to cause such registration statement to become effective within certain other periods of time. It will be liable for stipulated monetary damages if it fails in these obligations. The size of these damages is significant, although they are believed to be customary. Once a registration statement is declared effective, the Company must maintain it as effective and current until such time as the registered common shares are sold or become eligible to be sold pursuant to an exemption under certain circumstances, which it believes will never occur. In addition to the Debentures holders’ “demand” registration rights, the Debentures holders have “piggyback” registration rights whereby they can participate (without a demand) in most registrations that the Company might proposes.

The proceeds from the Debentures placements were generally used to fund the acquisition, processing and interpretation of the Nike Survey data and payment of the Company’s and the Debentures holders’ expenses associated with the placements. A portion of these proceeds were used to retire all of the then outstanding indebtedness (including the amounts owed to Liberty Petroleum for allowing us to be issued the License in its place, and loans made by management), and to acquire a 5.0% overriding royalty interest relating to the Prospect. Funds were also used for payment of general and administrative expenses. In addition to the preceding, a portion of the proceeds was used to pay Rincon Energy, LLC pursuant to a geophysical consulting agreement.

COVID-19. The Company initially experienced no material impacts from the COVID-19 pandemic with respect to liquidity and capital. However, the negative reaction in financial markets was significant. Initially, the pandemic resulted in a severe decrease in demand for Hydrocarbons, in particular transportation fuels. This decrease resulted in a major drop in the price of crude oil and its resulting impact on financial markets in general and in particular, the energy industry. Demand has now recovered substantially, crude oil prices have increased to above $60 per barrel for the next three years based on the forward curve. Exploration and production operations are recovering and funding is becoming more widely available. However, the recent increase in infection rates is concerning though there has, to date, been no negative Hydrocarbon sector activity impact. For further risk discussion, see the risk factor captioned “PANDEMICS OR DISEASE OUTBREAKS (SUCH AS THE NOVEL CORONAVIRUS, ALSO KNOWN AS THE COVID-19 VIRUS) COULD MATERIALLY AND ADVERSELY AFFECT US IN A VAREITY OF WAYS.”

Equity Placements. Subsequent to the start of the Debentures placements, the Company continued certain private capital raising transactions involving its common shares. Beginning in November 2016 and concluding in July 2020, the Company closed on a series of private placements in which an aggregate of 9,075,000 shares were issued for an aggregate purchase price of $1,886,250.

Paycheck Protection Program Loan. In connection with the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, the Company borrowed an initial loan during fiscal year 2021 in the amount of $118,750 and a second loan during fiscal year 2022 in the amount of $120,000. The Company is in the process of applying for the forgiveness of the first draw to the maximum extent permitted by applicable law. The Company is also planning on applying for forgiveness of the second draw to the maximum extent permitted.

Available Cash. As of June 1, 2021, the Company had cash of approximately $15,000, and had negative working capital of approximately $1,926,000. Management believes that the cash on hand, as of the preceding date, will be sufficient to finance general and administrative expenses through July 31, 2021 although no assurance of this can be provided. However, this amount of cash will be insufficient to allow the Company to fulfill work commitment obligations in a timely manner. A plan for financing these obligations is discussed below. Management intends to finance all of the general and administrative expenses beyond available cash on hand by undertaking to raise up to $10.0 million through a private placement of common shares. If successful in raising $10.0 million in the private placement, it is estimated that the related net proceeds will be sufficient to finance both general and administrative expenses, and a number of work commitment obligations through December 2022. However, no assurance can be given that the amounts will be adequate. Moreover, no assurance can be provided of successfully raising any additional funds for this purpose.

Long-Term Capital Needs

The five-year work commitment relating to the License imposes certain obligations on the Company. The work requirements of the first two years, which included geotechnical studies and the Nike Survey, have been completed and reports and certain work materials have been submitted as required by the South Australian government. Going forward, additional funds will be required to meet the seismic and drilling obligations of License Years 3, 4 and 5. Working capital will also be needed to satisfy general and administrative expenses. Between May 2021 and October 2023 (the month in which the Company’s work commitments are currently required to be completed), the Company estimates that it will need to raise an additional $20 million to have sufficient capital to meet the remaining work commitments specified in the License and to fund operations. Net revenues produced from successful oil wells could provide some of the funds required to meet these capital needs. However, no assurance can be given that this or any other amount of financing will be obtained or that any oil revenue will be earned.

If successful with the early wells, work will continue with a full development plan, the scope of which is now uncertain but will be based on technical analysis of seismic data, field drilling and log reports, production history, costs estimates and sales prices. However, all of the preceding plans are subject to the availability of sufficient funding and the receipt of all governmental approvals. Without sufficient available funds to undertake these tasks, additional financings or a joint venture partner will be required.

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

Major Financing Efforts and Other Sources of Capital

The Company’s capital strategy has been, and continues to be, to attempt to engage in a single major capital raising transaction to provide sufficient funds to satisfy its capital needs for a number of years to come. While management has not completely abandon this strategy, the Company did shift its emphasis in an effort to engage in one or more smaller capital raising transactions to provide sufficient funds to satisfy ongoing and future capital needs. During a two-year period beginning in May 2016, the Company completed a series of placements of its Debentures having an aggregate original principal amount of $6,850,000. The Company’s plan for financing its general and administrative expenses is described in the section captioned “Financing History and Immediate, Short-Term Capital Needs” above. The Company’s plan for financing its work commitments is described in the following paragraph.

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

Consequences of a Financing Failure

If required financing is not available on acceptable terms, the Company could be prevented from satisfying its work commitment obligations or developing the Prospect to the point that the Company is able to repay the Debentures, which become due in December 2023. Failure to satisfy work commitment obligations could result in the eventual loss of the License and the total loss of the Company’s assets and properties. Failure to timely pay the Debentures could result in the eventual exercise of the rights of a secured creditor and the possible partial or total loss of the Company’s assets and properties. Failure to procure required financing on acceptable terms could prevent the Company from developing the Prospect. If any of the preceding events were to occur, the Company could be forced to cease its operations, which could result in a complete loss of stockholders’ equity. If additional financing is not obtained through an equity or debt offering, the Company could find it necessary to sell all or some portion of the Prospect under unfavorable circumstances and at an undesirable price. However, no assurance can be provided that the Company will be able to find interested buyers or that the funds received from any such partial sale would be adequate to fund additional activities. Future liquidity will depend upon numerous factors, including the success of the Company’s exploration and development program, satisfactory achievement of License commitments and capital raising activities.

Known Trends

Management believes that it has discerned the following trends relevant to the Company:

*	Oil consumption in 2020 declined by 6.7% to 93 million barrels a day. This was the largest historical decline in volume terms, and the first recorded decline since 2009. Consumption fell in most countries, as COVID-19 containment measures impacted road and air travel and industrial production.

*	Oil consumption is forecast to increase by 1.8% in 2021, reaching 95 million barrels a day. A large proportion of this recovery is due to higher transport related demand.

*	In 2022, consumption is forecast to rise by 3.7% to 99 million barrels a day (Figure 8.1). Consumption is projected to reach 102 million barrels a day in 2024, before declining marginally to 101 million barrels in 2026.

*	Oil prices are forecast to average $61 per barrel in 2021, significantly higher than 2020, when prices were severely affected by COVID-19. Over the medium term, prices are projected to remain around $60 a barrel, prices are projected to average $65 a barrel in 2024, before falling to $62 a barrel in 2025

*	Australian oil consumption is forecast to recover to 2018–19 levels in 2021–22. For the rest of the outlook period, Australian oil consumption is projected to increase marginally, reaching 1.1 million barrels a day by 2025–26.

*	The forecast for Australia’s crude and condensate export earnings has been revised up by around $120 million in 2020–21 and $260 million in 2021–22 (nominal terms), due to higher oil price forecasts.

*	Australian export earnings (in real terms) are projected to increase from A$7.7 billion in 2020–21 to A$10 billion in 2025–26, as prices recover.

(Sources: BREE - Resources and Energy Quarterly – March, 2021)

Off-Balance Sheet Arrangements

During the year ended February 28, 2021, the Company had no off-balance sheet arrangements.

Item 7A Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The report of the Company’s independent auditors appears at page F-1 hereof, and the Company’s financial statements appear starting at page F-2 through F-15 hereof.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2021. In making its assessment, management used the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the assessment, management noted the following:

*	There are an insufficient number of independent directors.

*	Lack of an independent audit committee.

*	Limited staffing and supervision within the bookkeeping and reporting activities precludes completely segregating duties within the Company’s internal control system.

Based on its assessment, management has concluded that the Company had certain control deficiencies described below that constituted material weaknesses in its internal control over financial reporting. As a result, the Company’s internal control over financial reporting was not effective as of February 28, 2021. A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Management does not believe that the material weaknesses described above caused any meaningful or significant misreporting of its financial condition and results of operations for the fiscal year ended February 28, 2021. However, management does believe that the lack of independent directors, an independent audit committee and complete segregation of accounting duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in the Company’s financial statements in future periods.

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

Current Management

Our directors and executive officers are as follows:

Name	Age	Positions
Keith D. Spickelmier	59	Chairman of the Board
Keith J. McKenzie	57	Director & Chief Executive Officer
William E. Begley	67	Director, President, Chief Operating Officer & Chief Financial Officer

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

Keith J. McKenzie - Mr. McKenzie has been a Director and our Chief Executive Officer since January 2012. He has over 30 years of experience working with public companies in the Industrial and Resource sectors. Over the past 22 years in the Oil & Gas sector, Mr. McKenzie has been engaged in various executive, finance, start up, and consulting capacities. He was the CEO of Star Oil Company, a private start up Hydrocarbon Exploration Company he founded, in September 2009 to acquire Hydrocarbon resources in the United States. In 2004, he was a founding principal and later served as the Chief Operating Officer of Paxton Energy, Inc., with responsibility for the company’s development and operations at the Cooke Ranch project located in La Salle County, Texas. Mr. McKenzie has consulted to numerous public and private Oil & Gas, Mining and industrial companies with both domestic and international operations.

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

Item 11. Executive Compensation.

The following table sets forth the compensation during the fiscal years ended February 28, 2021 and February 29, 2020 for our chief executive officer and other officers whose total compensation exceeded $100,000. The executive officers listed in the table below are referred to as the “Named Executive Officers.”

Summary Compensation Table (1)

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		All other Compensation ($)	Total ($)
Keith D. Spickelmier,	2021	$137,500	(2)	$-0-	$-0-		$27,500 (3)	$165,000
Chairman of the Board	2020	-0-		$30,000	$250,000	(4)	$217,000 (5)	$497,000

Keith J. McKenzie,	2021	-0-		-0-	$-0-		$150,000 (6)	$150,000
Chief Executive Officer	2020	-0-		-0-	$100,000	(7)	$150,000 (8)	$250,000

William E. Begley	2021	$150,000	(9)	-0-	$-0-		-0-	$150,000
President, Chief Financial, Officer and Chief Operating Officer	2020	$150,000	(10)	-0-	$150,000	(11)	-0-	$300,000

38

(1)

The Columns designated by the Securities and Exchange Commission for the reporting of certain option awards, non-equity incentive plan compensation, and nonqualified deferred compensation earnings have been eliminated as no such awards or compensation were made to, earned by, or paid to or with respect to any person named in the table during any fiscal year covered by the table.

(2)	Of this amount, $35,734 was actually paid, and the remaining $101,766 was accrued.
(3)	Represents consulting fees, all of which were accrued. For a portion of fiscal 2021, Mr. Spickelmier became an employee of ours.
(4)	Represents 1,250,000 shares valued at $0.20 per share based on the closing price of our stock on the date of grant, all of which are fully vested.
(5)	Of this amount, $165,000 is compensation pursuant to a consulting agreement discussed in the section captioned “Compensation Agreements with Key Personnel - Fiscal 2021” below. This entire $165,000 amount was accrued. The remaining $52,000 represents a tax gross-up payment.
(6)	Represents consulting fees, all of which were accrued.
(7)	Represents 500,000 shares valued at $0.20 per share based on the closing price of our stock on the date of grant, all of which are fully vested.
(8)	All of this is compensation pursuant to a consulting agreement discussed in the section captioned “Compensation Agreements with Key Personnel - Fiscal 2021” below. Of the amount indicated in the table, $55,000 was actually paid, and $95,000 was accrued.
(9)	Of this amount, $5,873 was actually paid, and the remaining $144,127 was accrued.
(10)	All of this amount was accrued.
(11)	Represents 750,000 shares valued at $0.20 per share based on the closing price of our stock on the date of grant, all of which are fully vested.

Compensation Agreements with Key Personnel

We entered into two consulting agreements and one employment agreement (singly, a “Remuneration Agreement,” and collectively, the “Remuneration Agreements”) with several persons serving as our directors and officers. These persons include the individuals named in the following table, who will be receiving the annual remuneration set forth in this table:

Name	Position	Amount of Annual Remuneration	Type of Remuneration
Keith D. Spickelmier	Chairman of the Board	$165,000	(1)
Keith J. McKenzie	Director & Chief Executive Officer	$150,000	Consulting Fees
William E. Begley	Director, President, Chief Operating Officer & Chief Financial Officer	$150,000	Salary

(1) $90,000 as a base retainer for services as director and Chairman of the Board, and $75,000 as an annual additional services retainer for expected additional duties and responsibilities to be requested

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

Director Compensation

Since we adopted our current business plan in 2012, we have not had any standard compensation arrangements for our directors as a group. However, we have paid fees and bonuses to certain of our directors for providing consulting services to us, and we have paid salaries and bonuses to certain of our directors who also serve as employees. Moreover, beginning with fiscal 2020, we have paid to Keith D. Spickelmier the annual sum of $90,000 as a base retainer for services as director and Chairman of the Board.

Expense Reimbursement

Our officers’ and directors’ out-of-pocket expenses were accrued and reimbursed in connection with activities on our behalf during the past two fiscal years. No limit was placed on the amount of these out-of-pocket expenses, and no review was conducted of the reasonableness of the expenses by anyone other than by our Board of Directors, which included persons entitled to reimbursement. We did not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related STOCKholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The table set forth below contains certain information as of June 1, 2021 concerning the beneficial ownership of common shares (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding common shares; (ii) by each director and executive officer; and (iii) by all directors and executive officers as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of June 1, 2021 are treated as outstanding only for determination of the number and percent owned by such group or person. Unless otherwise indicated, the address for all persons listed in the table is One Riverway Drive, Suite 1700, Houston, Texas 77056.

	Beneficial Ownership (1)
Name of Beneficial Owner	Number	Percent
5% non-management stockholders:
DEC Funding LLC (2)	73,765,526	32.28%
Steven Webster (3)	79,106,109	34.12%

Directors and executive officers:
Keith D. Spickelmier	49,500,000	32.07%
Keith J. McKenzie	36,430,460	23.60%
William E. Begley	11,389,274	7.38%
All directors and executive officers as a group (three persons)	97,319,734	63.05%

(1)	Includes shares beneficially owned pursuant to options, warrants and convertible securities exercisable or convertible within 60 days.
(2)	Includes 45,888,468 shares that may be acquired upon the conversion of currently outstanding Debentures and the Payment In Kind (PIK) interest earned thereupon, and 27,877,058 shares that may be acquired upon the exercise of currently exercisable warrants. The percentage ownership figure for this stockholder assumes all of the Debentures are converted and all of the warrants are exercised: the percentage ownership figures for management do not assume these matters, and such figures would be reduced to the extent that such Debentures are converted and such warrants are exercised. Steven Webster is a manager of DEC Funding LLC (“DECF”). In such capacity, Mr. Webster has shared voting and shared dispositive power of the shares included in the table, and as a result, he may be deemed to beneficially own these shares. Consequently, all of these shares are also included in the table for Mr. Webster. The address for DECF is 3200 Southwest Fwy, Suite 1490, Houston, Texas 77027. The information contained in this footnote is based on information known to us and other information contained in certain filings made by DECF with the U.S. Securities and Exchange Commission indicating that DECF owns no shares of which we are not aware.
(3)	Includes 5,340,583 shares owned outright with respect to which Mr. Webster has sole voting and sole dispositive power. Also includes the 73,765,526 included in the table for DECF because (as a manager of DECF) Mr. Webster may be deemed to beneficially own these shares. The percentage ownership figure for this stockholder assumes all of DECF’s Debentures are converted and all of DECF’s warrants are exercised: the percentage ownership figures for management do not assume these matters, and such figures would be reduced to the extent that such Debentures are converted and such warrants are exercised. The address for Mr. Webster is 3200 Southwest Fwy, Suite 1490, Houston, Texas 77027. The information contained in this footnote is based on information known to us and other information contained in certain filings made by Mr. Webster with the U.S. Securities and Exchange Commission indicating that Mr. Webster owns no shares of which we are not aware.

Potential Change in Control Situation

The Company believes that its outstanding Debentures have created a situation, whereby, a change in control of the Company in favor of the largest holder of the Debentures (the “Largest Debentures Holder”) could (but would not necessarily) occur under the following circumstances:

*	the Largest Debentures Holder fully converts all of its Debentures, and the Largest Debentures Holder fully exercises all of the Warrants that have been issued in its favor; and

*	The Company does not issue a significant number of equity securities prior to the two preceding events.

Under the circumstance listed above and assuming that the Company does not elect to pay any interest on any Debentures in cash, but allow all such interest to be added to principal, an aggregate of 84,948,917 of its common shares would be issued to the Largest Debentures Holder, representing approximately 35.50% of the Company’s outstanding common shares after the issuance based on the number of shares currently outstanding and assuming the Largest Debentures Holder acquires no additional common shares of the Company. Moreover, an affiliate of the Largest Debentures Holder also owns 5,340,583 of the Company’s common shares. Combining these shares with those that the Largest Debentures Holder may acquire per the conversion of its Debentures and the exercise of its Warrants, the Largest Debentures Holder and such affiliate would own approximately 90,289,500 or 37.73% of the outstanding Common Shares after the Largest Debentures Holder fully converts of all of its Debentures and fully exercises all of its Warrants. In such event, the Largest Debentures Holder would become the Company’s largest stockholder, assuming no significant purchases of its common shares by other persons. This development in itself will not give control of the Company to the Largest Debentures Holder, as the current members of management collectively own a greater number of shares than this. However, this number of common shares would allow the Largest Debentures Holder to have substantial sway with respect to the Company’s affairs and would give to the Largest Debentures Holder shared control of the Company if the Largest Debentures Holder and one or more large stockholders were to agree to act as a group. Whether or not this would ever occur cannot be known at this time.

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

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional audit services performed by Marcum LLP for the audit of our annual financial statements for the fiscal years ended February 28, 2021 and February 29, 2020:

	Year Ended
	Last Day of February
	2021	2020
Audit Fees (1)	$70,420	$63,000
Audit-Related Fees	N/A	N/A
Tax Fees	N/A	N/A
All Other Fees	N/A	N/A

(1)	Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-Q.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	The following Financial Statements are filed as part of this Report.

(a)(3)	The following Exhibits are filed as part of this Report.

Exhibit No.	Description

3.1	First Amended and Restated Articles of Incorporation are incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on May 11, 2012, Exhibit 3.1.
3.2	By-laws are incorporated herein by reference to our Registration Statement on Form S-1 (SEC File No. 333-152324) filed with the SEC on July 14, 2008, Exhibit 3.2.

4.1	Specimen stock certificate is incorporated herein by reference to our Annual Report on Form 10-K for fiscal 2020 (SEC File No. 000-53520) filed with the SEC on July 17, 2020, Exhibit 4.1.
10.1	Novation Deed dated May 15, 2012 by and between Liberty Petroleum Corporation and Registrant in respect of Option to Purchase and Sale and Purchase Agreement dated January 31, 2012 is incorporated herein by reference to our Annual Report on Form 10-K for fiscal 2012 (SEC File No. 000-53520) filed with the SEC on June 12, 2012 Exhibit 10.7
10.2	Deed (Pursuant to Section 31 of the Native Title Act 1993) among (a) Honorable Tom Koutstantonis, Minister for Mineral Resources and Energy, for and on behalf of the State of South Australia, (b) Discovery Energy SA Ltd, (c) Edward Lander, Rhonda Gepp-Kennedy, one signatory whose name was withheld for cultural reasons, Sylvia Stuart, Irene Kemp and David Mungerannie, for and on behalf of the Dieri Native Title Holders, and (d) the Dieri Aboriginal Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on September 7, 2012, Exhibit 10.1
10.3	Securities Purchase Agreement dated May 27, 2016 between us and DEC Funding LLC (“Original Investor”) is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.01
10.4	Form of Debenture dated May 27, 2016 and executed by us in favor of Original is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.02
10.5	Form of Warrant Agreement dated May 27, 2016 and executed by us in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.03
10.6	Security Agreement dated May 27, 2016 and executed by us in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.04
10.7	Australian Specific Security Agreement (Shares) dated May 27, 2016 and executed by us in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.05
10.8	Australian General Security Agreement dated May 27, 2016 and executed by Discovery Energy SA Limited in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.06
10.9	Australian Deed of Guarantee and Indemnity dated May 27, 2016 and executed by Discovery Energy SA Limited in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.07
10.10	Registration Rights Agreement dated May 27, 2016 and executed by us in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.08
10.11	First Amendment to Securities Purchase Agreement among us, Original Investor and Texican Energy Corporation (“New Investor”) is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.01
10.12	Form of Debenture executed by us in favor of Original Investor and the New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.02
10.13	Form of Warrant Agreement dated August 16, 2016 and executed by us in favor of Original Investor and the New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.03
10.14	Australian Specific Security Agreement (Shares) dated August 16, 2016 and executed by us in favor of Original Investor and the New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.04
10.15	Australian Security Agreement dated August 16, 2016 and executed by us in favor of Original Investor and the New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.05
10.16	Australian Deed of Guarantee and Indemnity dated August 16, 2016 and executed by Discovery Energy SA Limited in favor of New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.06

10.17	Form of Debenture executed by us in favor of New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on January 5, 2017, Exhibit 10.01
10.18	Second Amendment to Securities Purchase Agreement among us, Original Investor and New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on February 17, 2017, Exhibit 10.01
10.19	Third Amendment to Securities Purchase Agreement, Amendment to Debentures and Affirmation of Security Documents among us, Discovery Energy SA Pty Ltd, Original Investor and New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on September 25, 2017, Exhibit 10.01
10.20	First Amendment to Senior Secured Convertible Debenture is incorporated herein by reference to our Annual Report on Form 10-K for fiscal 2019 (SEC File No. 000-53520) filed with the SEC on May 15, 2019, Exhibit 10.21.
10.21	Fourth Amendment to Securities Purchase Agreement and Amendment to Debentures among Discovery, Discovery Energy SA Ltd., DEC Funding LLC and Texican Energy Corporation is incorporated herein by reference to our Quarterly Report on Form 10-Q for quarter ended November 30, 2019 (SEC File No. 000-53520) filed with the SEC on January 21, 2020, Exhibit 10.3.
10.22	Consulting letter agreement dated January 10, 2020, but fully executed on February 23, 2020 and effective as of March 1, 2019 by and between Keith D. Spickelmier and the Company is incorporated herein by reference to our Annual Report on Form 10-K for fiscal 2020 (SEC File No. 000-53520) filed with the SEC on July 17, 2020, Exhibit 10.22.
10.23	Consulting letter agreement dated January 10, 2020, but fully executed on March 26, 2020 and effective as of March 1, 2019 by and between Keith J. McKenzie and the Company is incorporated herein by reference to our Annual Report on Form 10-K for fiscal 2020 (SEC File No. 000-53520) filed with the SEC on July 17, 2020, Exhibit 10.23.
10.24	Employment letter agreement dated January 10, 2020, but fully executed on February 23, 2020 and effective as of March 1, 2019 by and between William E. Begley and the Company is incorporated herein by reference to our Annual Report on Form 10-K for fiscal 2020 (SEC File No. 000-53520) filed with the SEC on July 17, 2020, Exhibit 10.24.
10.25	Second Amendment to Debentures and Amendment to Warrants among Discovery, Discovery Energy SA Ltd., DEC Funding LLC and Texican Energy Corporation – filed herewith
14.1	Code of Ethics is incorporated herein by reference to our Registration Statement on Form S-1 (SEC File No. 333-152324) filed with the SEC on July 14, 2008, Exhibit 14.1.
21.1	Subsidiaries – filed herewith.
31.01	Sarbanes Oxley Section 302 Certifications - filed herewith.
31.02	Sarbanes Oxley Section 302 Certifications - filed herewith.
32.01	Sarbanes Oxley Section 906 Certifications - filed herewith.
99.1	Our 2012 Equity Incentive Plan (filed as Exhibit 4.1 to our Registration Statement on Form S-8 (SEC File No. 333-183025) filed August 2, 2012).

101.INS	XBRL Instance Document – filed herewith.
101.SCH	XBRL Taxonomy Extension Schema – filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase – filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase – filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase – filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase – filed herewith.

Item 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Discovery Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Discovery Energy Corp. (the “Company”) as of February 28, 2021 and February 29, 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit and cash flows for each of the years ended February 28, 2021 and February 29, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and February 29, 2020, and the results of its operations and its cash flows for each of the years ended February 28, 2021 and February 29, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of unproved oil and gas properties

At February 28, 2021, the net carrying value of the Company’s unproved oil and gas properties was $2.9 million. As described in Notes 2 and 4 to the consolidated financial statements, the Company performs impairment tests with respect to its unproved oil and gas properties whenever events or circumstances indicate that the carrying value of the property may not be recoverable. The Company periodically reviews unproved properties for impairments; numerous factors are considered, including but not limited to, current exploration and development plans, favorable or unfavorable exploration activity, geologists’ evaluation of the property, the current and projected political and regulatory climate, and the remaining lease term for the property.

We identified the evaluation of the fair value of certain unproved oil and gas properties as a critical audit matter. A high degree of subjectivity is involved in evaluating the results of the Company’s analysis.

The following are the primary procedures we performed to address this critical audit matter. We obtained an understanding of the Company’s controls over its unproved oil and gas impairment process, including controls related to the key assumptions used in the Company’s analysis. We evaluated the reasonableness of the Company’s assessment including a review of the lease agreements, lease term, exploration and development plans, exploration activity, evaluations from geologists engaged by the Company, and the related political climate.

Valuation and accounting for stock-based awards

As described in Note 10 to the consolidated financial statements, during fiscal year 2021 the Company granted 8.8 million warrants to nonemployees and incurred $2.7 million of additional stock-based compensation expense related to the modification of its previously granted warrants. Auditing management’s valuation and accounting for stock-based compensation required subjective judgment to analyze the terms within the related agreements to determine that we concurred with management’s valuation and calculations.

Our audit procedures included, among others:

●	We tested the warrant agreements to determine whether management appropriately evaluated such agreements on the date of grant and date of modification;

●	We reviewed the vesting terms of the warrant agreements to determine the stock-based compensation is recorded in the proper period;

●	We reviewed the terms of the modification agreements to determine that any modifications thereto were appropriately recorded;

●	We tested the underlying expenses and other information that served as the basis for the valuation and tested the inputs and terms used in the valuation to determine completeness and accuracy; and

●	We evaluated the reasonableness of the valuation method and assumptions used by management to calculate the values on the grant date by developing an independent estimate of the volatility by utilizing third party historical data of closing prices.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2016.

Houston, Texas

June 16, 2021

Discovery Energy Corp.

Consolidated Balance Sheets

	February 28, 2021	February 29, 2020
Assets
Current Assets
Cash	$9,752	$8,115
Prepaid expenses	7,909	34,480
Tax receivable	14	624
Total Current Assets	17,675	43,219
Oil and gas property – not subject to amortization (successful efforts method)	2,883,915	2,883,915
Other assets	39,145	32,620
Total Assets	$2,940,735	$2,959,754

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$3,322,321	$2,223,339
Accounts payable – related parties, net	1,273,030	814,399
Total Current Liabilities	4,595,351	3,037,738
Notes Payable	118,750	-
Convertible debentures payable, net of debt discount	5,394,596	4,744,804
Total Liabilities	10,108,697	7,782,542

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock – 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock – 500,000,000 shares authorized, $0.001 par value – 154,365,396 and 153,840,396 shares issued and outstanding, respectively	154,365	153,840
Additional paid-in capital	24,199,651	20,447,198
Accumulated other comprehensive income	139,760	154,199
Accumulated deficit	(31,661,738)	(25,578,025)
Total Shareholders’ Deficit	(7,167,962)	(4,822,788)
Total Liabilities and Shareholders’ Deficit	$2,940,735	$2,959,754

The accompanying notes are an integral part of these consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended February 28, 2021 and February 29, 2020

	Year Ended	Year Ended
	February 28, 2021	February 29, 2020
Operating Expenses
General and administrative	$3,718,698	$3,613,874
Exploration costs	36,600	48,000
Total operating expenses	3,755,298	3,661,874

Operating loss	(3,755,298)	(3,661,874)

Other Income (Expense)
Interest expense	(2,328,346)	(2,243,062)
Miscellaneous income	8	1,229
Gain on foreign currency transactions	(77)	574

Other expenses	(2,328,415)	(2,241,259)

Net loss	$(6,083,713)	$(5,903,133)

Loss per common share – basic and diluted	$(0.04)	$(0.04)
Weighted average number of common shares outstanding – basic and diluted	154,239,780	152,316,216

Comprehensive Income (Loss)
Net loss	$(6,083,713)	$(5,903,133)
Other comprehensive income (loss) – gain on foreign currency translation	14,439	77,994
Total comprehensive loss	$(6,098,152)	$(5,825,139)

The accompanying notes are an integral part of these consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Shareholders’ Deficit

For the Year Ended February 28, 2021 and February 29, 2020

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’Equity
	Number	Par Value	Capital	Deficit	Income	(Deficit)
Balance, February 28, 2019	148,240,396	$148,240	$18,059,682	$(19,674,892)	$76,205	$(1,390,765)
Share-based compensation	3,950,000	3,950	798,550	-	-	802,500
Warrant modification expense	-	-	1,184,366	-	-	1,184,366
Sale of common stock	1,650,000	1,650	404,600	-	-	406,250
Net loss for the year	-	-	-	(5,903,133)	-	(5,903,133)
Gain on foreign currency translation					77,994	77,994

Balance, February 29, 2020	153,840,396	$153,840	$20,447,198	$(25,578,025)	$154,199	$(4,822,788)
Debt discount from warrants			942,812	-	-	942,812

Warrant modification expense	-		2,710,166	-	-	2,710,166
Sale of common stock	525,000	525	99,475	-	-	100,000
Net loss for the year	-	-		(6,083,713)	-	(6,083,713)
Gain on foreign currency translation	-		-	-	(14,439)	(14,439)

Balance, February 28, 2021	154,365,396	$154,365	$24,199,651	$(31,661,738)	$139,760	$(7,167,962)

The accompanying notes are an integral part of these consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Cash Flows

For the Years Ended February 28, 2021 and February 29, 2020

	Year Ended February 28, 2021	Year Ended February 29, 2020
Cash flows from operating activities
Net loss	$(6,083,713)	$(5,903,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,592,604	1,562,777
Stock-based compensation	-	802,500
Warrant modification expense	2,710,166	1,184,366
Foreign currency transaction (gain) loss	77	(574)
Changes in operating assets and liabilities:
Prepaid expenses	26,571	(11,234)
Tax receivable	610	687
Accounts payable and accrued liabilities	1,092,380	817,365
Accounts payable – related party, net	458,631	665,209
Net cash used in operating activities	(202,674)	(882,037)

Cash flows from financing activities
Proceeds from borrowings on notes payable	118,750	-
Proceeds from sale of common stock	100,000	406,250
Net cash flows provided by financing activities	218,750	406,250

Effect of foreign currency translation on cash	(14,439)	77,994

Change in cash during the period	1,637	(397,793

Cash, beginning of the year	8,115	405,908

Cash, end of the year	$9,752	$8,115

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash investing and financing activities:
Warrants granted from debt modification	$942,812	$-

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”).

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation. As of February 28, 2021, approximately $2,500 of the Company’s cash balances were uninsured, related to the Company’s Australian subsidiary. The Company has not experienced any losses on such accounts.

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

The Company accounts for uncertain income tax positions by recognizing in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on examination by taxation authorities, based on the technical merits of the position. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. Once it is determined that the position meets the recognition threshold, the second step requires us to estimate and measure the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement. The difference between the amount of recognizable tax benefit and the total amount of tax benefit from positions filed or to be filed with the tax authorities is recorded as a liability for uncertain tax benefits. It is inherently difficult and subjective to estimate such amounts, as the Company has to determine the probability of various possible outcomes. The Company reevaluates uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an additional charge to the tax provision.

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

For the years ended February 28, 2021 and February 29, 2020, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

	Year Ended	Year Ended
Common Shares Issuable for:	February 28, 2021	February 29, 2020
Convertible debt	58,650,448	54,183,862
Stock warrants	27,877,058	19,125,000
	86,527,506	73,308,862

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company is currently evaluating and assessing the impact this guidance will have on its consolidated financial statements

The Company does not anticipate that the adoption of other recently issued accounting pronouncements will have a significant impact on its financial statements.

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

As of February 28, 2021, the Company had not generated any revenues and had an accumulated loss of $31,661,738 since inception. The cash balance of the Company was $9,752 as of February 28, 2021. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the 12 months following the issuance of these financial statements. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

5. Related Party Transactions

As of February 28, 2021 and February 29, 2020, the Company owed $1,273,030 and $814,399, respectively, to certain Company directors for accrued compensation and reimbursement of expenses paid on behalf of the Company.

During the year ended February 29, 2020, the Board of Directors of the Company approved an award of shares of the Company’s common stock to several of the Company’s officers, each of whom was also a director of the Company on April 15, 2019. In approving these awards, each director abstained from participating in the consideration and approval of such director’s own award. The shares were awarded for services provided to the Company as officers over the past seven years, and were made pursuant to the Company’s 2012 Equity Incentive Plan. The awarded shares were fully vested at the time of the award and could be immediately sold, subject to applicable federal securities law restrictions on such sales. The following table provides information about the officers receiving an award and the number of shares awarded:

Name of Officer	Offices Held	Number of Award Shares
Keith D. Spickelmier	Chairman of the Board	1,250,000
Keith J. McKenzie	Chief Executive Officer	500,000
William E. Begley	President, Chief Financial Officer and Chief Operating Officer	750,000

The fair value of these shares was $500,000 based on the market price of $0.20 per share on the grant date.

6. Notes Payable

In connection with the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, on April 27, 2020 the Company borrowed $118,750 at an annual interest rate of 1 percent. The loan matures on April 27, 2022. The Company applied for the forgiveness of this indebtedness to the maximum extent permitted by applicable law. Accrued interest for the twelve months ended February 28, 2021 was $1,002 at a rate of 1% per annum.

7. Convertible Debentures Payable

From May 27, 2016 through May 16, 2018, the Company issued eleven rounds (I thru XI) of senior secured convertible debentures, the proceeds of which have funded the initial Nike Survey with respect to the Prospect, the interpretation of seismic data acquired, expenses associated with the Nike Survey, costs associated with the debenture issuances, and general and administrative expenses. The debentures are secured by virtually all of the Company’s assets owned, directly or indirectly, but for the License. As discussed elsewhere, the Company may in the future sell additional senior secured convertible debentures having the same terms as those currently outstanding. The Maturity Date of the Debentures was extended to December 31, 2023. Due to the extension, a debt modification was determined and the amortization of discount for the twelve months ended February 28, 2021 was recorded accordingly to the new Maturity Date of December 31, 2023. Table below provides a summary of the senior secured convertible debentures issued through February 28, 2021 and related debt discount and amortization details.

Round	Issue Date	Maturity Date	Interest Rate	Conversion Price	Principal Amount	Debt Discount	Debentures, net of Debt Discount
Outstanding as of February 29, 2020:
I	May 27, 2016	December 31, 2023	8%	$0.16	$3,500,000	$3,500,000
II	Aug 16, 2016	December 31, 2023	8%	$0.16	200,000	199,999
	Aug 16, 2016	December 31, 2023	8%	$0.16	250,000	250,000
III	Dec 30, 2016	December 31, 2023	8%	$0.16	287,500	237,587
IV	Feb 15, 2017	December 31, 2023	8%	$0.16	1,000,000	1,000,000
V	Mar 31,2017	December 31, 2023	8%	$0.20	200,000	200,000
VI	Jul 5, 2017	December 31, 2023	8%	$0.20	137,500	137,500
	Jul 5, 2017	December 31, 2023	8%	$0.16	150,000	150,000
VII	Sept 19, 2017	December 31, 2023	8%	$0.16	400,000	400,000
	Sept 19, 2017	December 31, 2023	8%	$0.16	100,000	82,125
VIII	Oct 10, 2017	December 31, 2023	8%	$0.20	137,500	72,806
IX	Jan 3, 2018	December 31, 2023	8%	$0.20	137,500	137,500
X	April 2, 2018	December 31, 2023	8%	$0.20	137,500	137,500
XI	May 16, 2018	December 31, 2023	8%	$0.20	212,500	212,500
Amortized discount as of February 29, 2020						(4,612,321)
Balance as of February 29, 2020					6,850,000	2,105,196	$4,744,804
Activity for the twelve months ended February 28, 2021:
Debt discount from warrant grant from debt modification						942,812

Amortization of discount for the twelve months ended February 28, 2021						(1,592,604)
Balance as of February 28, 2021					$6,850,000	$1,455,404	$5,394,596

The Company recognized $1,592,604 and $1,562,777 of debt discount amortization during the years ended February 28, 2021 and February 29, 2020, respectively. During the years ended February 28, 2021 and February 29, 2020, the Company incurred interest expense directly related to the Convertible Debentures of $733,681 and $680,284, respectively, at a rate of 8% per year, compounded quarterly.

8. Commitments and Contingencies

Office Lease

Change in Accounting Policy.

The Company leases virtual office space in Houston, Texas, on a month to month basis for $193 per month and has a remaining obligation as of February 28, 2021 of $193. The Subsidiary leases virtual office space in Melbourne, Australia, on a month-to-month basis for AU$175. The Company’s server is located in the personal office of Keith McKenzie, an officer and director of the Company. The office space is leased on a month-to-month basis for CA$500.

During the year ended February 28, 2021 and February 29, 2020, the Company incurred office lease expense of $8,602 and $9,442, respectively.

9. Income Taxes

The following table reconciles the U.S. federal statutory income tax rate in effect for the years ended February 28, 2021 February 29, 2020, and the Company’s effective tax rate:

	Year Ended February 28, 2021	Year Ended February 29, 2020
U.S. federal statutory income tax	$(1,240,198)	$(1,184,603)
Meals & Entertainment	3,947	8,190
Stock expense related to warrant modifications	569,135	-
True-up of prior year permanent items	417,242	-
Change in valuation allowance	249,874	1,176,413
Effective income tax rate	$-	$-

The significant components of deferred income tax assets and (liabilities) at February 28, 2021 and February 29, 2020 are as follows:

	February 28, 2021	February 29, 2020

Capitalized geological/geophysical & other intangibles	$8,285	$20,402
Debt discount & related amortization	486,060	16,562
Federal net operating loss	1,709,147	1,916,654
Less: valuation allowance	(2,203,492)	(1,953,618)
Net deferred tax asset	$-	$-

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended February 28, 2021 and February 29, 2020. An NOL carryforward of $8,138,797 has accumulated as of February 28, 2021 with portions beginning to expire in 2032, of which  under the CARES Act a portion can be carried back up to five years but also, can be carried forward indefinitely, limited to 80% of a given year’s taxable income. NOLs may be limited for future use to the extent there has been a Section 382 limitation resulting from a certain percentage ownership change in a year or years. At this time, Management has not determined whether the threshold ownership change has occurred for any year, or whether a Section 382 limitation applies.

The Company currently has tax returns open for examination by the Internal Revenue Service for all years since fiscal year 2018.

10. Shareholders’ Deficit

The Company received gross proceeds of $100,000 from the private placement of 500,000 shares of common stock during the twelve months ended February 28, 2021 at a price of $0.20 per common share. On February 2, 2020, the Company received proceeds of $6,250 in a private placement for 25,000 shares of common stock at $0.25 per share. On December 30, 2020, the 25,000 shares were issued.

For the year ended February 29, 2020, the Company issued 3,700,000 and 250,000 shares of its common stock, respectively, for services at a fair value of $0.20 and $0.25 per share, respectively, to certain officers, board members, employees and professional service providers, based on the stock price on the date of grant with a total grant date fair value of $802,500 (of which 2,500,000 shares were issued to the certain related parties as discussed in Note 5). Additionally, the Company received gross proceeds of $356,250 from the private placement of 1,425,000 shares of common stock during the year ended February 29, 2020 at a price of $0.25 per common share. Additionally, the Company received gross proceeds of $50,000 from the private placement of 250,000 shares of common stock during the year ended February 29, 2020 at a price of $0.20 per common share.

Warrants

Pursuant to debenture agreements dated May 27, 2016 and August 16, 2016, warrants to purchase 13,875,000 shares of the Company’s common stock had an original expiration date of May 27, 2019. On May 27, 2019, the Company entered into agreements to extend the related expiration dates to July 27, 2019. As a result of the modification, the Company recorded additional expense of approximately $365,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 2.35% based on the applicable US Treasury bill rate, (2) expected life of 2 months, (3) expected volatility of 80% based on the trading history of the Company, and (4) zero expected dividends. On July 27, 2019, the Company entered into agreements to further extend the related expiration dates to December 31, 2019. As a result of this extension, the Company recorded additional expense of approximately $371,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 2.1% based on the applicable US Treasury bill rate, (2) expected life of 5 months, (3) expected volatility of 80% based on the trading history of the Company, and (4) zero expected dividends. On December 31, 2019, the Company entered into agreements to further extend the related expiration dates to February 29, 2020. As a result of the modification, the Company recorded additional expense of approximately $26,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 1.48% based on the applicable US Treasury bill rate, (2) expected life of 2 months, (3) expected volatility of 80% based on the trading history of the Company, and (4) zero expected dividends. On February 29, 2020, the Company entered into agreements to further extend the related expiration dates to August 31, 2020. As a result of this extension, the Company recorded additional expense of approximately $340,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 1.11% based on the applicable US Treasury bill rate, (2) expected life of 6 months, (3) expected volatility of 100% based on the trading history of the Company, and (4) zero expected dividends. The expense related to these modifications was included in general and administrative expense on the statement of operations. On August 31, 2020 the Company entered into agreements to further extend the related expiration dates to February 28, 2021. As a result of this extension, the Company recorded additional expense of approximately $559,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 0.105% based on the applicable US Treasury bill rate, (2) expected life of 6 months, (3) expected volatility of 76% based on the trading history of the Company, and (4) zero expected dividends. The expense related to these modifications was included in general and administrative expense on the statement of operations.

Pursuant to debenture agreements dated February 15, 2017, warrants to purchase 3,750,000 shares of the Company’s common stock had an original expiration date of February 15, 2020. On February 15, 2020, the Company entered into agreements to extend the related expiration dates to August 31, 2020. As a result of this extension, the Company recorded additional expense of approximately $82,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 1.55% based on the applicable US Treasury bill rate, (2) expected life of 6.5 months, (3) expected volatility of 101% based on the trading history of the Company, and (4) zero expected dividends. The expense related to these modifications was included in general and administrative expense on the statement of operations. On August 31, 2020, the Company entered into agreements to further extend the related expiration dates to February 28, 2021. As a result of this extension, the Company recorded additional expense of approximately $151,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 0.105% based on the applicable US Treasury bill rate, (2) expected life of 6 months, (3) expected volatility of 76% based on the trading history of the Company, and (4) zero expected dividends. The expense related to these modifications was included in general and administrative expense on the statement of operations.

Pursuant to a debenture agreement dated September 19, 2017, warrants to purchase 1,500,000 shares of the Company’s common stock had an original expiration date of September 19, 2020. On August 31, 2020, the Company entered into an agreement to extend the related expiration date to February 28, 2021. As a result of this extension, the Company recorded additional expense of approximately $60,000 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 0.105% based on the applicable US Treasury bill rate, (2) expected life of 6 months, (3) expected volatility of 76% based on the trading history of the Company, and (4) zero expected dividends. The expense related to this modification was included in general and administrative expense on the statement of operations.

Pursuant to debenture agreements dated May 27, 2016, August 16, 2016, February 10, 2017, and September 19, 2017, warrants to purchase 19,125,000 shares of the Company’s common stock had an expiration date of May 27, 2021. On February 4, 2021, the Company entered into an agreement to extend the related expiration date to December 31, 2023. As a result of this extension, the Company recorded additional expense of approximately $1,940,278 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 0.17% based on the applicable US Treasury bill rate, (2) expected life of 35 months, (3) expected volatility of 152% based on the trading history of the Company, and (4) zero expected dividends. The expense related to this modification was included in general and administrative expense on the statement of operations.

On February 4, 2021, the Termination Date of the then outstanding Warrants was also extended to December 31, 2023. In connection with this extension, the Company agreed to issue to the Original Purchaser 8,752,058 additional common shares at an initial per-share exercise price of $0.20, subject to adjustment upon the occurrence of certain customary events. The additional warrants were issued on May 28, 2021, and have an expiration date of December 31, 2023. As a result of this agreement, the Company capitalized as debt discount $942,812 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 0.17% based on the applicable US Treasury bill rate, (2) expected life of 35 months, (3) expected volatility of 152% based on the trading history of the Company, and (4) zero expected dividends.

No expense was recorded by the Company for the incremental fair value of the warrants due to the early adoption of ASU 2017-11 as noted in Footnote 2.

Warrant activity during the year ended February 28, 2021 and February 29, 2020 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Term
	Warrants	Exercise Price	(Years)
Outstanding at February 29, 2020	19,125,000	$0.20	0.51
Warrants awarded	8,752,058
Expired/Cancelled	-
Outstanding and exercisable as of February 28, 2021	27,877,058	$0.20	2.84

The intrinsic value of warrants outstanding at February 28, 2021 and February 29, 2020 was $-0- and $2,639,250 respectively.

11. Subsequent Events

On March 3, 2021, the Company received loan proceeds of $120,000 at an annual interest rate of 1 percent pursuant to the U.S. Small Business Administration under sections 1102 and 1106 of the Coronavirus Aid, Relief, and Economic Security Act and specifically Section 1102 of the Act titled the “Paycheck Protection Program”. The loan matures on March 3, 2026.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY ENERGY CORP.

By:	/s/ William E. Begley
William E. Begley
President

Date:	June 16, 2021

In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Keith J. McKenzie
Keith J. McKenzie
Director, Chief Executive Officer
(Principal executive officer)
Date: June 16, 2021

/s/ Keith D. Spickelmier
Keith D. Spickelmier
Chairman
Date: June 16, 2021

/s/ William E. Begley
William E. Begley
Director, Chief Financial Officer (Principal financial and accounting officer)
Date: June 16, 2021

46