Form 10-Q
period 2021-05-31
Discovery Energy Corp.
filed 2021-07-15
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 154,365,396 as of July 15, 2021.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp.

Consolidated Balance Sheets

(Unaudited)

	May 31, 2021	February 28, 2021
Assets
Current Assets
Cash	$14,979	$9,752
Prepaid expenses	45,353	7,909
Tax receivable	654	14
Total Current Assets	60,986	17,675
Oil and gas property – not subject to amortization (successful efforts method)	2,883,915	2,883,915
Other assets	38,740	39,145
Total Assets	$2,983,641	$2,940,735

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$3,582,725	$3,322,321
Accounts payable – related parties, net	1,438,438	1,273,030
Notes payable	118,750	-
Total Current Liabilities	5,139,913	4,595,351
Notes payable	120,000	118,750
Convertible debentures payable, net of debt discount	5,500,516	5,394,596
Total Liabilities	10,760,429	10,108,697

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock – 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock – 500,000,000 shares authorized, $0.001 par value – 154,365,396 and 154,365,396 shares issued and outstanding, respectively	154,365	154,365
Additional paid-in capital	24,199,651	24,199,651
Accumulated other comprehensive income	141,697	139,760
Accumulated deficit	(32,272,501)	(31,661,738)
Total Shareholders’ Deficit	(7,776,788)	(7,167,962)
Total Liabilities and Shareholders’ Deficit	$2,983,641	$2,940,735

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended May 31, 2021 and 2020

(Unaudited)

	Three Months Ended	Three Months Ended
	May 31, 2021	May 31, 2020
Operating Expenses
General and administrative	$309,953	$404,888
Exploration costs	-	2,850
Total operating expenses	309,953	407,738

Operating loss	(309,953)	(407,738)

Other Income (Expense)
Interest expense	(300,810)	(590,075)
Miscellaneous income	-	2

Total other expenses	(300,810)	(590,073)

Net loss	$(610,763)	$(997,811)

Loss per common share – basic and diluted	$(0.00)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	154,365,396	154,044,200

Comprehensive Income (Loss)
Net loss	$(610,763)	$(997,811)
Other comprehensive income – gain on foreign currency translation	1,937	72,790
Total comprehensive loss	$(608,826)	$(925,021)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Shareholders’ Deficit

For the Three Months Ended May 31, 2021 and 2020

(Unaudited)

	Common Stock		Additional		Accumulated Other	Total Shareholders’
	Number	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)
Balance, February 28, 2021	154,365,396	$154,365	$24,199,651	$(31,661,738)	$139,760	$(7,167,962)
Gain on foreign currency translation	-	-	-	-	1,937	1,937
Net loss	-	-	-	(610,763)	-	(610,763)

Balance, May 31, 2021	154,365,396	$154,365	$24,199,651	$(32,272,501)	$141,697	$(7,776,788)

	Common Stock		Additional		Accumulated Other	Total Shareholders’
	Number	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)
Balance, February 29, 2020	153,840,396	$153,840	$20,447,198	$(25,578,025)	$154,199	$(4,822,788)
Sale of common stock	250,000	250	49,750	-	-	50,000
Gain on foreign currency translation	-	-	-	-	72,790	72,790
Net loss	-	-	-	(997,811)	-	(997,811)

Balance, May 31, 2020	154,090,396	$154,090	$20,496,948	$(26,575,836)	$226,989	$(5,697,809)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Cash Flows

For the Three Months Ended May 31, 2021 and 2020

(Unaudited)

	Three Months Ended May 31, 2021	Three Months Ended May 31, 2020
Cash flows from operating activities
Net loss	$(610,763)	$(997,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	105,920	410,285
Changes in operating assets and liabilities:
Prepaid expenses	(37,444)	(66,576)
Tax receivable	(640)	613
Accounts payable and accrued liabilities	260,809	255,779
Accounts payable – related party, net	165,408	223,189
Net cash used in operating activities	(116,710)	(174,521)

Cash flows from financing activities
Proceeds from borrowings on notes payable	120,000	118,750
Proceeds from sale of common stock	-	50,000
Net cash flows provided by financing activities	120,000	168,750

Effect of foreign currency translation on cash	1,937	72,790

Change in cash during the period	5,227	67,019

Cash, beginning of the period	9,752	8,115

Cash, end of the period	$14,979	$75,134

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation. As of May 31, 2021, approximately $2,800 of the Company’s cash balances were uninsured, related to the Company’s Australian subsidiary. The Company has not experienced any losses on such accounts.

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

For the three months ended May 31, 2021 and 2020, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

	Three Months	Three Months
Common Shares Issuable for:	Ended May 31, 2021	Ended May 31, 2020
Convertible debt	59,833,262	55,276,694
Stock warrants	27,877,058	19,125,000
	87,710,320	74,401,694

Comprehensive Income (Loss)

The Company recognizes currency translation adjustments as a component of comprehensive income (loss).

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company is currently evaluating and assessing the impact this guidance will have on its consolidated financial statements.

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

As of May 31, 2021, the Company had not generated any revenues and had an accumulated deficit of $32,272,501 since inception. As of May 31, 2021, the cash balance of the Company was $14,979 and had negative working capital of $5,078,927. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the 12 months following the issuance of these financial statements. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

5. Related Party Transactions

As of May 31, 2021 and February 28, 2021, the Company owed $1,438,438 and $1,273,030, respectively, to certain Company directors for accrued compensation and reimbursement of expenses paid on behalf of the Company.

6. Notes Payable

In connection with the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, on April 27, 2020 and March 3, 2021 the Company borrowed $118,750 and $120,000, respectively, at an annual interest rate of 1 percent. The loans dated April 27, 2020 and March 3, 2021 mature on April 27, 2022 and March 3, 2026, respectively. Accrued interest as of May 31, 2021 and 2020 were $1,594 and $114, respectively, at a rate of 1% per annum. On April 27, 2021, the Company applied forgiveness for the loan dated April 27, 2020 for the amount of $75,448. Currently, the application is still in process.

7. Convertible Debentures Payable

From May 27, 2016 through May 16, 2018, the Company issued eleven rounds (I thru XI) of senior secured convertible debentures, the proceeds of which have funded the initial Nike Survey with respect to the Prospect, the interpretation of seismic data acquired, expenses associated with the Nike Survey, costs associated with the debenture issuances, and general and administrative expenses. The debentures are secured by virtually all of the Company’s assets owned, directly or indirectly, but for the License. As discussed elsewhere, the Company may in the future sell additional senior secured convertible debentures having the same terms as those currently outstanding. The Maturity Date of the Debentures was extended to December 31, 2023. Due to the extension, a debt modification was determined and the amortization of discount was recorded accordingly to the new Maturity Date of December 31, 2023. Table below provides a summary of the senior secured convertible debentures issued through May 31, 2021 and related debt discount and amortization details.

Round	Issue Date	Maturity Date	Interest Rate	Conversion Price	Principal Amount	Debt Discount	Debentures, net of Debt Discount
Outstanding as of February 29, 2020:
I	May 27, 2016	December 31, 2023	8%	$0.16	$3,500,000	$3,500,000
II	Aug 16, 2016	December 31, 2023	8%	$0.16	200,000	199,999
	Aug 16, 2016	December 31, 2023	8%	$0.16	250,000	250,000
III	Dec 30, 2016	December 31, 2023	8%	$0.16	287,500	237,587
IV	Feb 15, 2017	December 31, 2023	8%	$0.16	1,000,000	1,000,000
V	Mar 31,2017	December 31, 2023	8%	$0.20	200,000	200,000
VI	Jul 5, 2017	December 31, 2023	8%	$0.20	137,500	137,500
	Jul 5, 2017	December 31, 2023	8%	$0.16	150,000	150,000
VII	Sept 19, 2017	December 31, 2023	8%	$0.16	400,000	400,000
	Sept 19, 2017	December 31, 2023	8%	$0.16	100,000	82,125
VIII	Oct 10, 2017	December 31, 2023	8%	$0.20	137,500	72,806
IX	Jan 3, 2018	December 31, 2023	8%	$0.20	137,500	137,500
X	April 2, 2018	December 31, 2023	8%	$0.20	137,500	137,500
XI	May 16, 2018	December 31, 2023	8%	$0.20	212,500	212,500

Debt discount from warrant grant from debt modification						942,812

Amortized discount as of February 28, 2021						(6,204,925)
Balance as of February 28, 2021					6,850,000	1,455,404	$5,394,596
Activity for the three months ended May 31, 2021:
Amortization of discount for the three months ended May 31, 2021						(105,920)
Balance as of May 31, 2021					$6,850,000	$1,349,484	$5,500,516

The Company recognized $105,920 and $410,285 of debt discount amortization during the three months ended May 31, 2021 and 2020, respectively. During the three months ended May 31, 2021 and 2020, the Company incurred interest expense directly related to the Convertible Debentures of $194,296 and $179,487, respectively, at a rate of 8% per year, compounded quarterly.

8. Commitments and Contingencies

Office Lease

The Company leases virtual office space in Houston, Texas, on a month to month basis for $193 per month. The Subsidiary leases virtual office space in Melbourne, Australia, on a month-to-month basis for AU$175. The Company’s server is located in the personal office of Keith McKenzie, an officer and director of the Company. The office space is leased on a month-to-month basis for CA$500.

During the three months ended May 31, 2021 and May 31, 2020, the Company incurred office lease expense of $2,228 and $2,000, respectively.

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

Warrant activity during the three months ended May 31, 2021 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Term
	Warrants	Exercise Price	(Years)
Outstanding at February 28, 2021	27,877,058	$0.20	2.84
Expired/Cancelled	-
Outstanding and exercisable as of May 31, 2021	27,877,058	$0.20	2.59

The intrinsic value of warrants outstanding at May 31, 2021 and 2020 were $-0- and $956,250 respectively.

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

Historical Milestones

To date, the Company has achieved the following milestones:

*	On October 26, 2012, the License was granted to the Subsidiary. After the License grant, the Company’s primary focus was on completing a financing to raise sufficient funds so that the Company could undertake a required proprietary seismic acquisition program. After exploring a number of possible financings, the precipitous decline in crude oil prices starting in the summer of 2014 delayed the Company’s ability to successfully complete a financing of the type being sought.
*	The Company completed the Debentures and Warrants financing described in the section captioned “Liquidity and Capital Resources - Financing History and Immediate, Short-Term Capital Needs - Debentures Financing” below. Among other uses, the proceeds from the Debentures enabled the Company to undertake required seismic work. The original terms of the Debentures and Warrants provided that the Debentures were to become due, and the Warrants were to expire, on May 27, 2021. However, on February 4, 2021, the parties to the Debentures and Warrants extended the maturity date of the Debentures and the expiration date of the Warrants to December 31, 2023. Moreover, in this connection, the Company issued additional Warrants to purchase 8,752,058 additional common shares at a per-share exercise price of $0.20, subject to adjustment upon the occurrence of certain customary events. For more information about the Debentures and the Warrants, see the section captioned “Liquidity and Capital Resources - Financing History and Immediate, Short-Term Capital Needs - Debentures Financing” below.

*	On October 30, 2016, fieldwork was completed on the Company’s proprietary Nike 3D seismic survey (the “Nike Survey”) covering an approximately 69 sq. mile (179 sq. km.) section of the western portion of the South Block and directly on trend and in close proximity to mature producing oilfields and recent discoveries on the blocks to the north. The Nike Survey was completed at a “turnkey price” of approximately $2.4 million.
*	The raw data from the Nike Survey was converted to analytical quality information, processed and interpreted by the Company’s geophysical advisor. Interpretation of the processed data included advanced technical analysis by specialized consultants. This technical work identified an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. The Company has prioritized these initial prospective locations for presentation to potential sources of significant capital. Technical analysis is on-going.
*	In June 2017, the Company completed the archeological and environmental field surveys of seven prospective drilling locations as required by applicable laws and regulations. It subsequently filed reports on these surveys with the South Australian government; no material issues were identified at any of the prospective drilling sites.
*	In addition to the amounts raised pursuant to the Debentures arrangements, since the Company adopted its current business plan, the Company has raised funds totaling approximately $4.6 million through private placements of the Company’s common shares.
*	In several transactions to date, the Company (through the Subsidiary) purchased portions of an original 7.0% royalty interest relating to the Prospect retained by the party that, in effect, transferred and sold the License to the Company. As a result, the Company (through the Subsidiary) now owns an aggregate 5.0% royalty interest, while the previous holder of the original 7.0% royalty interest continues to hold a 2.0% royalty interest. The aggregate purchase price for the aggregate 5.0% royalty interest was $540,500.

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

Discovery believe that it will not be able to complete its Year 3 Commitment obligations by their due date of October 28, 2021. Accordingly, the Company has already initiated efforts to obtain an extension of such obligations prior to the due date. While the Company has to date been successful in obtaining such extensions, it has no assurance that any further extensions will be obtained. The failure to obtain the required extension will materially and adversely impact the Company. See the section captioned “Liquidity and Capital Resources - Consequences of a Financing Failure” below.

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

Results of Operations

Results of operations for the three-month periods ended May 31, 2021 and 2020 are summarized in the table below:

	Three Months Ended May 31, 2021	Three Months Ended May 31, 2020
Revenue	$-	$-
Operating expenses	(309,953)	(407,738)
Other income (expenses)	(300,810)	(590,073)
Net income (loss)	$(610,763)	$(997,811)

Operating expenses for the three-month periods ended May 31, 2021 and 2020 are outlined in the table below:

	Three Months Ended May 31, 2021	Three Months Ended May 31, 2020
General and administrative	$309,953	$404,888
Exploration costs		2,850
Total Operating Expenses	$309,953	$407,738

Results of Operations for the Three-Month Periods Ended May 31, 2021 and 2020

Revenues. The Company did not earn any revenues for either of the three-month periods ended May 31, 2021 and 2020. Sales revenues are not anticipated until such time as the Prospect has commenced commercial operations. As the Company is presently in the exploration stage of its operations, no assurance can be provided that commercially exploitable levels of Hydrocarbons on the Prospect will be discovered, or if such resources are discovered, that the Prospect will commence commercial operations.

Operating Expenses. Total operating expenses incurred during the three-month period ended May 31, 2021 decreased by $97,785 (24%), compared to those incurred during the three-month period ended May 31, 2020. The decrease of general and administrative expense is primarily due to the pandemic impact on travel and lower third-party professional service fees.

Net Income (Loss). The Company had a net loss of $610,763 for three-month periods ended May 31, 2021, compared to a net loss of $997,811 for three-month periods ended May 31, 2020. Due to the extension of the Maturity Date of the Debentures to December 31, 2023, Other Expenses decreased by approximately $300,000 in amortization expense relating to the Debentures. Loss per common share was $0.00 for three-month periods ended May 31, 2021, and $0.01 for the three-month periods ended May 31, 2020.

Cash Flows for the Three-Month Periods Ended May 31, 2021 and 2020

Cash Used in Operating Activities: Operating activities for the three-month periods ended May 31, 2021 used cash of $116,710, compared to $174,521 for the three-month periods ended May 31, 2020 primarily due to lower travel and third party professional service fees during the three-month periods ended May 31, 2021.

Cash Used in Investing Activities: No cash was used for investing activities during each of the three-month periods ended May 31, 2021 and May 31, 2020.

Cash Provided by Financing Activities: Proceeds from a Paycheck Protection Program loan in the amount of $120,000 was received for the three-month periods ended May 31, 2021. For the three-month periods ended May 31, 2020, financing activities totaled $168,750 resulting from the private placement of 250,000 common shares at $0.20 per common share for gross proceeds of $50,000, and proceeds from a Paycheck Protection Program loan in the amount of $118,750.

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

Debentures Financing. Beginning in May 2016 and continuing through August 2018, the Company relied on a series of placements of convertible Debentures (debt instruments convertible into common shares). The 14 Debentures comprising this series were issued pursuant to a Securities Purchase Agreement executed on May 27, 2016. Debentures having an aggregate original principal amount of $6,850,000 have been placed. In conjunction with certain Debentures and the February 2021 extension of the maturity date of the Debentures, Warrants were issued that give the holder the right to purchase up to a maximum of 27,877,058 common shares at an initial per-share exercise price of $0.20.

Each of the Debentures includes the following features:

*	The Debentures bear interest at the rate of eight percent (8%) per annum, compounded quarterly. However, upon the occurrence and during the continuance of a stipulated event of default, the Debentures will bear interest at the rate of twelve percent (12%) per annum.
*	Interest need not be paid on the Debentures until the principal amount of the Debentures becomes due and payable. Instead, accrued interest is added to the outstanding principal amount of the Debentures quarterly. Nevertheless, the Company may elect to pay accrued interest in cash at the time that such interest would otherwise be added to the outstanding principal amount of the Debentures.
*	The principal amount of and accrued interest on the Debentures are due and payable in a single balloon payment on or before December 31, 2023.
*	The Company is not entitled to prepay the Debentures.
*	The Debentures are convertible, in whole or in part, into Common Shares at the option of holders, at any time and from time to time. The conversion price for Debentures having an aggregate original principal amount of $5,887,500 is $0.16, while the conversion price for a Debenture with an original principal amount of $962,500 is $0.20. All conversion prices are subject to certain adjustments that are believed to be customary in transactions of this nature, including so-called “down round” financing adjustments. The Company is subject to certain liabilities and liquidated damages for its failure to honor timely a conversion of the Debentures, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

*	The holders of the Debentures are entitled to have them redeemed completely or partially upon certain events (such as a change of control transaction involving the Company or the sale of a material portion of the Company’s assets) at a redemption price equal to 120% of the then outstanding principal amount of the Debentures and 100% of accrued and unpaid interest on the outstanding principal amount of the Debentures, plus all liquidated damages and other amounts due thereunder in respect of the Debentures.
*	The Debentures feature negative operating covenants, events of defaults and remedies upon such events of defaults that are believed to be customary in transactions of this nature. One of the remedies upon an event of default is the Debentures holders’ right to accelerate the maturity of the Debentures such that all amounts owing under the Debentures would become immediately due and payable. The Debentures holders would then be able to resort to the collateral securing the Debentures, if the Company did not pay the amount outstanding, which is likely to be the case.
*	The Debentures are secured by virtually all of the Company’s assets owned directly or indirectly but for the License, which is held by the Subsidiary. Moreover, the Company has separately guaranteed the Debentures and has pledged all of its stock in the Subsidiary to secure such guarantee. The essential effect of these security arrangements is that, if the Company defaults on or experiences an event of default with respect to the Debentures, the holders of the Debentures could exercise the rights of a secured creditor, which could result in the partial or total loss of nearly all of the Company’s assets, in which case its business could cease and all or substantially all stockholders’ equity could be lost. For more information about this, see the section captioned “Consequences of a Financing Failure” below.

Each of the Warrants includes the following features:

*	The initial per-share exercise price of the Warrants is $0.20 and is subject to certain adjustments that are generally believed to be customary in transactions of this nature. Subject to certain exceptions, the exercise price of the Warrants involves possible adjustments downward to the price of any common shares or their equivalents sold by the Company during the term of the Warrants for less than the then applicable exercise price of the Warrants. Upon the adjustment of the exercise price, the number of shares issuable upon exercise of the Warrants is proportionately adjusted so the aggregate exercise price of the Warrants remains unchanged.
*	All of the Warrants are currently exercisable and will remain so until their expiration date of December 31, 2023.
*	The Company is subject to certain liabilities and liquidated damages for failure to honor timely an exercise of the Warrants, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

The largest holder of the Debentures has the right to have elected to the Company’s Board of Directors one nominee. To date, the holder has not exercised this right.

The proceeds from the Debentures placements were generally used to fund the acquisition, processing and interpretation of the Nike Survey data and payment of the Company’s and the Debentures holders’ expenses associated with the placements. A portion of these proceeds were used to retire all of the then outstanding indebtedness, and to a 5.0% overriding royalty interest relating to the Prospect. Funds were also used for payment of general and administrative expenses. In addition to the preceding, a portion of the proceeds was used to pay for geophysical consulting services.

COVID-19. The Company initially experienced no material impacts from the COVID-19 pandemic with respect to liquidity and capital. However, the negative impact on financial markets was significant. Initially, the pandemic resulted in a severe decrease in demand for Hydrocarbons, in particular transportation fuels. This decrease resulted in a major drop in the price of crude oil and its resulting impact on financial markets in general and in particular, the energy industry. Demand has now recovered substantially, and crude oil prices have increased to above $70 per barrel for the next three years based on the forward curve. Exploration and production operations are recovering and funding is becoming more widely available. However, the recent increase in infection rates is concerning though there has, to date, been no negative Hydrocarbons sector activity impact. For further risk discussion, see the risk factor captioned “PANDEMICS OR DISEASE OUTBREAKS (SUCH AS THE NOVEL CORONAVIRUS, ALSO KNOWN AS THE COVID-19 VIRUS) COULD MATERIALLY AND ADVERSELY AFFECT US IN A VAREITY OF WAYS” in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended February 28, 2021.

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

Available Cash. As of July 7, 2021, the Company had cash of approximately $10,200 and had negative working capital of approximately $5,163,600. Management believes that the cash on hand, as of the preceding date, will be sufficient to finance general and administrative expenses through August 31, 2021 although no assurance of this can be provided. This amount of cash on hand stresses the Company’s need to raise additional funds in the immediate future. A plan for financing these obligations is discussed below. Management intends to finance all of the general and administrative expenses beyond available cash on hand by undertaking to raise up to $10.0 million through a private placement of common shares. If successful in raising $10.0 million in the private placement, it is estimated that the related net proceeds will be sufficient to finance both general and administrative expenses, and a number of work commitment obligations through December 2022 However, no assurance can be given that the amounts will be adequate. Moreover, no assurance can be provided of successfully raising any additional funds for this purpose.

Long-Term Capital Needs

The five-year work commitment relating to the License imposes certain obligations on the Company. The work requirements of the first two years, which included geotechnical studies and the Nike Survey, have been completed and reports and certain work materials have been submitted as required by the South Australian government. Going forward, additional funds will be required to meet the seismic and drilling obligations of License Years 3, 4 and 5. Working capital will also be needed to satisfy general and administrative expenses. Between July 2021 and October 2023 (the month in which the Company’s work commitments are currently required to be completed), the Company estimates that it will need to raise an additional $20 million to have sufficient capital to meet the remaining work commitments specified in the License and to fund operations. Net revenues produced from successful oil wells could provide some of the funds required to meet these capital needs. However, no assurance can be given that this or any other amount of financing will be obtained or that any oil revenue will be earned.

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

Failure to procure a joint venture partner or raise additional funds will preclude the Company from pursuing its business plan, as well as expose the Company to the loss of the License, as discussed below. Moreover, if the business plan proceeds as just described, but the initial wells do not prove to hold producible reserves, the Company could be forced to cease its initial exploration efforts on the Prospect.

Major Financing Efforts and Other Sources of Capital

The Company’s capital strategy has been, and continues to be, to attempt to engage in a single major capital raising transaction to provide sufficient funds to satisfy its capital needs for a number of years. While management has not completely abandoned this strategy, the Company did shift its emphasis in an effort to engage in one or more smaller capital raising transactions to provide sufficient funds to satisfy ongoing and future capital needs. During a two-year period beginning in May 2016, the Company completed a series of placements of its Debentures having an aggregate original principal amount of $6,850,000. The Company’s plan for financing its general and administrative expenses is described in the section captioned “Financing History and Immediate, Short-Term Capital Needs” above. The Company’s plan for financing its work commitments is described in the following paragraph.

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

Finally, to reduce its cash requirements, the Company might attempt to satisfy some of its obligations by issuing its common shares, which would result in dilution in the percentage ownership interests of the Company’s existing stockholders and could result in dilution of the net asset value per share of the Company’s existing stockholders.

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

Limitations on Effectiveness of Controls and Procedures

Company management, including the CEO and CFO do not expect that disclosure control procedures and/or internal controls will prevent all potential errors and/or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the actions or inactions of one or more individuals and/or by management override of various controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving stated goals under all potential future conditions. Over time, controls could become inadequate due to changes in internal and/or external conditions, or a deterioration in the degree of staff and/or systems compliance with the standards, policies and procedures of the Company.

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

July 15, 2021

