Form 10-Q
period 2021-08-31
Discovery Energy Corp.
filed 2021-10-15
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  154,365,396 as of October 15, 2021.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp.

Consolidated Balance Sheets

(Unaudited)

	August 31, 2021	February 28, 2021
Assets
Current Assets
Cash	$8,155	$9,752
Prepaid expenses	38,290	7,909
Tax receivable	438	14
Total Current Assets	46,883	17,675
Oil and gas property – not subject to amortization (successful efforts method)	2,883,915	2,883,915
Other assets	36,675	39,145
Total Assets	$2,967,473	$2,940,735

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$3,850,833	$3,322,321
Accounts payable – related parties, net	1,636,865	1,273,030
Notes payable	18,302	-
Total Current Liabilities	5,506,000	4,595,351
Notes payable	120,000	118,750
Convertible debentures payable, net of debt discount	5,610,581	5,394,596
Total Liabilities	11,236,581	10,108,697

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock – 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock – 500,000,000 shares authorized, $0.001 par value – 154,365,396 and 154,365,396 shares issued and outstanding, respectively	154,365	154,365
Additional paid-in capital	24,199,651	24,199,651
Accumulated other comprehensive income	155,197	139,760
Accumulated deficit	(32,778,321)	(31,661,738)
Total Shareholders’ Deficit	(8,269,108)	(7,167,962)
Total Liabilities and Shareholders’ Deficit	$2,967,473	$2,940,735

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended August 31, 2021 and 2020

(Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Operating Expenses
General and administrative	$298,577	$1,133,869	$608,530	$1,538,757
Exploration costs	-	23,750	-	26,600
Total operating expenses	298,577	1,157,619	608,530	1,565,357

Operating loss	(298,577)	(1,157,619)	(608,530)	(1,565,357)

Other Income (Expense)
Interest expense	(308,966)	(602,525)	(609,776)	(1,192,600)
Gain on forgiveness of PPP loan	101,723	-	101,723	-
Miscellaneous income	-	2	-	4
Other income (expense)	(207,243)	(602,523)	(508,053)	(1,192,596)

Net loss	$(505,820)	$(1,760,142)	$(1,116,583)	$(2,757,953)

Loss per common share – basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	154,365,396	154,220,831	154,365,396	154,132,516

Comprehensive Income (Loss)
Net loss	$(505,820)	$(1,760,142)	$(1,116,583)	$(2,757,953)
Other comprehensive income – gain on foreign currency translation	13,500	841	15,437	73,631
Total comprehensive loss	$(492,320)	$(1,759,301)	$(1,101,146)	$(2,684,322)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Three and Six Months Ended August 31, 2021 and 2020

(Unaudited)

	Common Stock		Additional		Accumulated Other	Total Shareholders’
	Number	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)
Balance, February 28, 2021	154,365,396	$154,365	$24,199,651	$(31,661,738)	$139,760	$(7,167,962)
Gain on foreign currency translation	-	-	-	-	1,937	1,937
Net loss	-	-	-	(610,763)	-	(610,763)

Balance, May 31, 2021	154,365,396	154,365	24,199,651	(32,272,501)	141,697	(7,776,788)
Gain on foreign currency translation					13,500	13,500
Net loss				(505,820)		(505,820)

Balance, August 31, 2021	154,365,396	$154,365	$24,199,651	$(32,778,321)	$155,197	$(8,269,108)

	Common Stock		Additional		Accumulated Other	Total Shareholders’
	Number	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)
Balance, February 29, 2020	153,840,396	$153,840	$20,447,198	$(25,578,025)	$154,199	$(4,822,788)
Sale of common stock	250,000	250	49,750	-	-	50,000
Gain on foreign currency translation	-	-	-	-	72,790	72,790
Net loss	-	-	-	(997,811)	-	(997,811)

Balance, May 31, 2020	154,090,396	154,090	20,496,948	(26,575,836)	226,989	(5,697,809)
Warrant modification expense	-	-	769,888	-	-	769,888
Sale of common stock	250,000	250	49,750	-	-	50,000
Gain on foreign currency translation	-	-	-	-	841	841
Net loss	-	-	-	(1,760,142)	-	(1,760,142)

Balance, August 31, 2020	154,340,396	$154,340	$21,316,586	$(28,335,978)	$227,830	$(6,637,222)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Cash Flows

For the Six Months Ended August 31, 2021 and 2020

(Unaudited)

	Six Months Ended August 31, 2021	Six Months Ended August 31, 2020
Cash flows from operating activities
Net loss	$(1,116,583)	$(2,757,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of PPP loan	(101,723)	-
Warrant modification expense	-	769,888
Amortization of debt discount	215,985	829,075

Changes in operating assets and liabilities:
Prepaid expenses	(30,381)	(61,100)
Tax receivable	(424)	612
Accounts payable and accrued liabilities	532,257	577,869
Accounts payable – related party, net	363,835	379,020
Net cash used in operating activities	(137,034)	(262,589)

Cash flows from financing activities
Proceeds from borrowings on notes payable	120,000	118,750
Proceeds from sale of common stock	-	100,000
Net cash flows provided by financing activities	120,000	218,750

Effect of foreign currency translation on cash	15,437	73,631

Change in cash during the period	(1,597)	29,792

Cash, beginning of the period	9,752	8,115

Cash, end of the period	$8,155	$37,907

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation. As of August 31, 2021, approximately $1,100 of the Company’s cash balances were uninsured, related to the Company’s Australian subsidiary. The Company has not experienced any losses on such accounts.

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

For the three and six months ended August 31, 2021 and 2020, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Common Shares Issuable for:	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Convertible debt	61,039,844	56,391,400	61,039,844	56,391,400
Stock warrants	27,877,058	19,125,000	27,877,058	19,125,000
	88,916,902	75,516,400	88,916,902	75,516,400

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

In August 5, 2020, the FASB issued ASU 2020-06. ASU 2020-06 is intended to simplify accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. The Company is currently evaluating and assessing the impact this guidance will have on its consolidated financial statements.

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

As of August 31, 2021, the Company had not generated any revenues and had an accumulated deficit of $32,778,321 since inception. As of August 31, 2021, the cash balance of the Company was $8,155 and had negative working capital of $5,459,117. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the 12 months following the issuance of these financial statements. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In July 2017, the License suspension was lifted in order to conduct a Work Area Clearance Survey (“WAC”) of several potential drill sites located in the southern portion of the License. After completing the Nike Survey, the Company requested and received five additional six-month suspensions in each of July 2017, June 2018, February 2019, July 2019 and January 2020, a twelve-month suspension in August 2020 and an additional six-month suspension in August 2021, resulting in a new expiration date of April 28, 2024.

As a result of the activities, modifications and suspensions described above, the remaining work commitments are now as follows:

*	Year 3 ending April 28, 2022 - Shoot 2D seismic data totaling at least approximately 62 miles (100 km.) and shoot 3D seismic data totaling at a minimum approximately 77 sq. miles (200 sq. km.) and drill two wells.

*	Year 4 ending April 29, 2023 - Shoot 3D seismic data totaling a minimum of approximately 77 sq. miles (200 sq. km.) and drill two wells.

*	Year 5 ending April 28, 2024 - Drill three wells.

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

5. Related Party Transactions

As of August 31, 2021 and February 28, 2021, the Company owed $1,636,865 and $1,273,030, respectively, to certain Company directors for accrued compensation and reimbursement of expenses paid on behalf of the Company.

6. Notes Payable

In connection with the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, on April 27, 2020 and March 3, 2021 the Company borrowed $118,750 and $120,000, respectively, at an annual interest rate of 1 percent. The loans dated April 27, 2020 and March 3, 2021 mature on April 27, 2022 and March 3, 2026, respectively. Accrued interest for the three months and six months ended August 31, 2021 is $505 and $1,097, respectively. Accrued interest for the three months and six months ended August 31, 2020 was $299 and $413, respectively. On July 28, 2021, the principal amount of $100,448 and accrued interest of $1,275 were forgiven for the loan dated April 27, 2020. The Company recognized a gain on forgiveness of PPP loan of $101,723 on the statement of operations as a result. The remaining principle of that loan of $18,302, plus interest, will be paid $2,068 per month until the balance reaches zero. The final payment will be on May 27, 2022.

7. Convertible Debentures Payable

From May 27, 2016 through May 16, 2018, the Company issued eleven rounds (I thru XI) of senior secured convertible debentures, the proceeds of which have funded the initial Nike Survey with respect to the Prospect, the interpretation of seismic data acquired, expenses associated with the Nike Survey, costs associated with the debenture issuances, and general and administrative expenses. The debentures are secured by virtually all of the Company’s assets owned, directly or indirectly, but for the License. As discussed elsewhere, the Company may in the future sell additional senior secured convertible debentures having the same terms as those currently outstanding. The Maturity Date of the Debentures was extended to December 31, 2023. Due to the extension, a debt modification was determined and the amortization of discount was recorded accordingly to the new Maturity Date of December 31, 2023. Table below provides a summary of the senior secured convertible debentures issued through August 31, 2021 and related debt discount and amortization details.

Round	Issue Date	Maturity Date	Interest Rate	Conversion Price	Principal Amount	Debt Discount	Debentures, net of Debt Discount
Outstanding as of February 29, 2020:
I	May 27, 2016	December 31, 2023	8%	$0.16	$3,500,000	$3,500,000
II	Aug 16, 2016	December 31, 2023	8%	$0.16	200,000	199,999
	Aug 16, 2016	December 31, 2023	8%	$0.16	250,000	250,000
III	Dec 30, 2016	December 31, 2023	8%	$0.16	287,500	237,587
IV	Feb 15, 2017	December 31, 2023	8%	$0.16	1,000,000	1,000,000
V	Mar 31,2017	December 31, 2023	8%	$0.20	200,000	200,000
VI	Jul 5, 2017	December 31, 2023	8%	$0.20	137,500	137,500
	Jul 5, 2017	December 31, 2023	8%	$0.16	150,000	150,000
VII	Sept 19, 2017	December 31, 2023	8%	$0.16	400,000	400,000
	Sept 19, 2017	December 31, 2023	8%	$0.16	100,000	82,125
VIII	Oct 10, 2017	December 31, 2023	8%	$0.20	137,500	72,806
IX	Jan 3, 2018	December 31, 2023	8%	$0.20	137,500	137,500
X	April 2, 2018	December 31, 2023	8%	$0.20	137,500	137,500
XI	May 16, 2018	December 31, 2023	8%	$0.20	212,500	212,500

Debt discount from warrant grant from debt modification						942,812

Amortized discount as of February 28, 2021						(6,204,925)
Balance as of February 28, 2021					6,850,000	1,455,404	$5,394,596
Activity for the six months ended August 31, 2021:
Amortization of discount for the six months ended August 31, 2021						(215,985)
Balance as of August 31, 2021					$6,850,000	$1,239,419	$5,610,581

The Company recognized $110,065 and $418,790 of debt discount amortization during the three months ended August 31, 2021 and 2020, respectively. The Company recognized $215,985 and $829,075 of debt discount amortization during the six months ended August 31, 2021 and 2020, respectively. During the three months ended August 31, 2021 and 2020, the Company incurred interest expense directly related to the Convertible Debentures of $198,201 and $183,108, respectively, at a rate of 8% per year, compounded quarterly. During the six months ended August 31, 2021 and 2020, the Company incurred interest expense directly related to the Convertible Debentures of $392,497 and $362,595, respectively, at a rate of 8% per year, compounded quarterly.

8. Commitments and Contingencies

Office Lease

The Company leases virtual office space in Houston, Texas, on a month-to-month basis for $193 per month. The Subsidiary leases virtual office space in Melbourne, Australia, on a month-to-month basis for AU$175. The Company’s server is located in the personal office of Keith McKenzie, an officer and director of the Company. The office space is leased on a month-to-month basis for CA$500.

During the three months ended August 31, 2021 and August 31, 2020, the Company incurred office lease expense of $2,257 and $2,234, respectively. During the six months ended August 31, 2021 and August 31, 2020, the Company incurred office lease expense of $4,485 and $4,234, respectively.

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

Warrant activity during the six months ended August 31, 2021 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Term
	Warrants	Exercise Price	(Years)
Outstanding at February 28, 2021	27,877,058	$0.20	2.84
Expired/Cancelled	-
Outstanding and exercisable as of August 31, 2021	27,877,058	$0.20	2.29

The intrinsic value of warrants outstanding at August 31, 2021 and 2020 were $-0-.

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

Recent Developments and Events

Suspension of Work Commitment. On August 16, 2021, the Company received from the Government of South Australia, Department of Energy and Mining, confirmation that such agency had approved the Company’s application for an additional six-month suspension of the work commitment relating to the License to April 28, 2024. Prior to this further suspension, the Company’s remaining work commitments were due to be completed by October 29, 2023. The deadlines for the Company’s remaining work commitments are detailed in the section below captioned “Current Primary Activity.”

Historical Milestones

To date, the Company has achieved the following milestones:

*	On October 26, 2012, the License was granted to the Subsidiary. After the License grant, the Company’s primary focus was on completing a financing to raise sufficient funds so that the Company could undertake a required proprietary seismic acquisition program. After exploring a number of possible financings, the precipitous decline in crude oil prices starting in the summer of 2014 delayed the Company’s ability to successfully complete a financing of the type being sought.

*	The Company completed the Debentures and Warrants financing described in the section below captioned “Liquidity and Capital Resources - Financing History and Immediate, Short-Term Capital Needs - Debentures Financing.” Among other uses, the proceeds from the Debentures enabled the Company to undertake required seismic work. The original terms of the Debentures and Warrants provided that the Debentures were to become due, and the Warrants were to expire, on May 27, 2021. However, on February 4, 2021, the parties to the Debentures and Warrants extended the maturity date of the Debentures and the expiration date of the Warrants to December 31, 2023. Moreover, in this connection, the Company issued additional Warrants to purchase 8,752,058 additional common shares at a per-share exercise price of $0.20, subject to adjustment upon the occurrence of certain customary events. For more information about the Debentures and the Warrants, see the section below captioned “Liquidity and Capital Resources - Financing History and Immediate, Short-Term Capital Needs - Debentures Financing.”
*	On October 30, 2016, fieldwork was completed on the Company’s proprietary Nike 3D seismic survey (the “Nike Survey”) covering an approximately 69 sq. mile (179 sq. km.) section of the western portion of the South Block and directly on trend and in close proximity to mature producing oilfields and recent discoveries on the blocks to the north. The Nike Survey was completed at a “turnkey price” of approximately $2.4 million.
*	The raw data from the Nike Survey was converted to analytical quality information, processed and interpreted by the Company’s geophysical advisor. Interpretation of the processed data included advanced technical analysis by specialized consultants. This technical work identified an inventory of more than 30 leads judged to be potential areas of Hydrocarbon accumulations. The Company has prioritized these initial prospective locations for presentation to potential sources of significant additional capital. Technical analysis is on-going.
*	In June 2017, the Company completed the archeological and environmental field surveys of seven prospective drilling locations as required by applicable laws and regulations. It subsequently filed reports on these surveys with the South Australian government. No material issues were identified at any of the prospective drilling sites.
*	In addition to the amounts raised pursuant to the Debentures arrangements, since the Company adopted its current business plan, the Company has raised funds totaling approximately $4.6 million through private placements of the Company’s common shares.
*	In several transactions to date, the Company (through the Subsidiary) purchased portions of an original 7.0% royalty interest relating to the Prospect retained by the party that, in effect, transferred and sold the License to the Company. As a result, the Company (through the Subsidiary) now owns an aggregate 5.0% royalty interest, while the previous holder of the original 7.0% royalty interest continues to hold a 2.0% royalty interest. The aggregate purchase price for the aggregate 5.0% royalty interest was $540,500.

Current Primary Activity

The Company’s current primary activity is to complete either a major financing or a major joint venture relationship, or both, so that it can execute the remaining work commitment described below, and develop the Prospect.

The License is subject to a five-year work commitment, which imposes certain financial obligations on the Company. In management’s view, the geotechnical work completed in Years 1 and 2 of the commitment was sufficient to satisfy the License requirements for those two years. Required reports in connection with these activities were timely filed. To date, no comments from the government have been received, and management understands that the relevant government agency is required by law to furnish comments within 30 days after the reports are filed. Moreover, such agency has extended and modified the work commitment a number of times since the filing of the reports, and has accommodated several Company requests.

To date, a number of extensions and modifications of the work commitment have been granted. The current remaining work commitment is as follows:

*	Year 3 ending April 28, 2022 - Shoot 2D seismic data totaling at least approximately 62 miles (100 km.) and shoot 3D seismic data totaling at a minimum approximately 77 sq. miles (200 sq. km.) and drill two wells.
*	Year 4 ending April 29, 2023 - Shoot 3D seismic data totaling a minimum of approximately 77 sq. miles (200 sq. km.) and drill two wells.
*	Year 5 ending April 28, 2024 - Drill three wells.

The Company needs a significant amount of additional capital to fulfill its obligations under the work commitment. Moreover, the Debentures will mature in December 2023, and the Company will need to raise additional funds or generate sufficient revenues through Hydrocarbon production to timely repay the Debentures, if they are not converted. The Company’s capital requirements and financing activities are described in the section below captioned “Liquidity and Capital Requirements.” The success of the initial phase of the Plan of Operation depends upon the Company’s ability to obtain additional capital or enter into a suitable joint venture arrangement in order to acquire additional seismic data and successfully drill commitment wells. Failure to obtain required additional capital or enter into a suitable joint venture arrangement will materially and adversely affect the Company and its stockholders in ways that are discussed in the section below captioned “Liquidity and Capital Resources - Consequences of a Financing Failure.” The Company cannot provide assurance that it will obtain the necessary capital and/or enter into a suitable joint venture agreement.

Results of Operations

Results of operations for the three- and six-month periods ended August 31, 2021 and 2020 are summarized in the table below:

	Three Months Ended August 31, 2021	Three Months Ended August 31, 2020	Six Months Ended August 31, 2021	Six Months Ended August 31, 2020
Revenue	$-	$-	$-	$-
Operating expenses	(298,577)	(1,157,619)	(608,530)	(1,565,357)
Other income (expense)	(207,243)	(602,523)	(508,053)	(1,192,596)
Net income (loss)	$(505,820)	$(1,760,142)	$(1,116,583)	$(2,757,953)

Operating expenses for the three- and six-month periods ended August 31, 2021 and 2020 are summarized in the table below:

	Three Months Ended August 31, 2021	Three Months Ended August 31, 2020	Six Months Ended August 31, 2021	Six Months Ended August 31, 2020
General and administrative	$298,577	$363,981	$608,530	$768,869
Warrant modification expense	-	769,888	-	769,888
Exploration costs	-	23,750	-	26,600
Total Operating Expenses	$298,577	$1,157,619	$608,530	$1,565,357

Results of Operations for the Three-Month Periods Ended August 31, 2021 and 2020

Revenues. The Company did not earn any revenues for either of the three-month periods ended August 31, 2021 and 2020. Sales revenues are not anticipated until such time as the Prospect has commenced commercial operations. As the Company is presently in the exploration stage of its operations, no assurance can be provided that commercially exploitable levels of Hydrocarbons on the Prospect will be discovered, or if such resources are discovered, that the Prospect will commence commercial operations.

Operating Expenses. Total operating expenses incurred during the three-month period ended August 31, 2021 decreased by $859,042 (74%), compared to those incurred during the three-month period ended August 31, 2020. The decrease is primarily due to warrant modification expense for the amount of approximately $770,000 for the three-month period ended August 31, 2020 while there was zero modification expense for the three-month period ended August 31, 2021. Additionally, general and administrative expense decreased by approximately $88,000 due lower third-party professional service fees for the three-month period ended August 31, 2021, partially offset by increases in other expenses.

Net Income (Loss). The Company had a net loss of $505,820 for the three-month period ended August 31, 2021, compared to a net loss of $1,760,142 for the three-month period ended August 31, 2020. The primary driver of this change is attributable to the decrease in warrant modification expense and other expenses. Due to the extension of the Maturity Date of the Debentures to December 31, 2023, other expenses decreased by approximately $290,000 in amortization expense relating to the Debentures. Loss per common share, on both a basic and fully diluted basis, for the three-month periods ended August 31, 2021 and 2020 were $0.00 and $0.01, respectively.

Results of Operations for the Six-Month Periods Ended August 31, 2021 and 2020

Revenues. The Company did not earn any revenues in either of the comparative six-month periods ended August 31, 2021 and August 31, 2020. Sales revenues are not anticipated until such time as the Prospect has commenced commercial production of Hydrocarbons. As the Company is presently in the exploration stage of its operations, no assurance can be provided that commercially exploitable levels of Hydrocarbons on the Prospect will be discovered, or if such resources are discovered, that the Prospect will commence commercial production.

Operating Expenses. Total operating expenses incurred during the six-month period ended August 31, 2021 decreased by $956,827 (61%), compared to those incurred during the six-month period ended August 31, 2020. The decrease is primarily due general and administrative and warrant modification expenses. For the six-month period ended August 31, 2021, general and administrative expense decreased by approximately $217,000 due lower third-party professional service fees, partially offset by increases in other expenses. Additionally, there were approximately $770,000 in warrant modification expense for the six-month period ended August 31, 2020 while there was zero modification expense for the six-month period ended August 31, 2021.

Net Income (Loss). The Company had a net loss of $1,116,583 for the six-month period ended August 31, 2021, compared to a net loss of $2,757,953 for the six-month period ended August 31, 2020. The primary driver of this change is attributable to the warrant modification expense and other expenses. Due to the extension of the Maturity Date of the Debentures to December 31, 2023, other expenses decreased by approximately $580,000 in amortization expense relating to the Debentures. Loss per common share, on both a basic and fully diluted basis, were $0.01 for the six-month period ended August 31, 2021 and $0.02 for the six-month period ended August 31, 2020.

Cash Flows for the Six-Month Periods Ended August 31, 2021 and 2020

Cash Used in Operating Activities: Operating activities for the six-month period ended August 31, 2021 used cash of $137,034, compared to $262,589 for the six-month period ended August 31, 2020 primarily due to lower third-party professional service fees during the six-month period ended August 31, 2021

Cash Used in Investing Activities: No cash was used for investing activities during either of the six-month periods ended August 31, 2021 and August 31, 2020.

Cash Provided by Financing Activities: Proceeds from a Paycheck Protection Program loan in the amount of $120,000 was received for the six-month period ended August 31, 2021. Financing activities totaled $218,750 during the six-month period ended August 31, 2020, resulting from the private placement of 500,000 common shares at $0.20 per common share for gross proceeds of $100,000, and proceeds from a Paycheck Protection Program loan in the amount of $118,750.

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

Each of the Debentures includes the following features:

*	The Debentures bear interest at the rate of eight percent (8%) per annum, compounded quarterly. However, upon the occurrence and during the continuance of a stipulated event of default, the Debentures will bear interest at the rate of twelve percent (12%) per annum.
*	Interest need not be paid on the Debentures until the principal amount of the Debentures becomes due and payable. Instead, accrued interest is added to the outstanding principal amount of the Debentures quarterly. Nevertheless, the Company may elect to pay accrued interest in cash at the time that such interest would otherwise be added to the outstanding principal amount of the Debentures.
*	The principal amount of and accrued interest on the Debentures are due and payable in a single balloon payment on or before December 31, 2023.
*	The Company is not entitled to prepay the Debentures.
*	The Debentures are convertible, in whole or in part, into Common Shares at the option of holders, at any time and from time to time. The conversion price for Debentures having an aggregate original principal amount of $5,887,500 is $0.16, while the conversion price for a Debenture with an original principal amount of $962,500 is $0.20. All conversion prices are subject to certain adjustments that are believed to be customary in transactions of this nature, including so-called “down round” financing adjustments. The Company is subject to certain liabilities and liquidated damages for its failure to honor timely a conversion of the Debentures, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.
*	The holders of the Debentures are entitled to have them redeemed completely or partially upon certain events (such as a change of control transaction involving the Company or the sale of a material portion of the Company’s assets) at a redemption price equal to 120% of the then outstanding principal amount of the Debentures and 100% of accrued and unpaid interest on the outstanding principal amount of the Debentures, plus all liquidated damages and other amounts due thereunder in respect of the Debentures.
*	The Debentures feature negative operating covenants, events of defaults and remedies upon such events of defaults that are believed to be customary in transactions of this nature. One of the remedies upon an event of default is the Debentures holders’ right to accelerate the maturity of the Debentures such that all amounts owing under the Debentures would become immediately due and payable. The Debentures holders would then be able to resort to the collateral securing the Debentures, if the Company did not pay the amount outstanding, which is likely to be the case.
*	The Debentures are secured by virtually all of the Company’s assets owned directly or indirectly but for the License, which is held by the Subsidiary. Moreover, the Company has separately guaranteed the Debentures and has pledged all of its stock in the Subsidiary to secure such guarantee. The essential effect of these security arrangements is that, if the Company defaults on or experiences an event of default with respect to the Debentures, the holders of the Debentures could exercise the rights of a secured creditor, which could result in the partial or total loss of nearly all of the Company’s assets, in which case its business could cease and all or substantially all stockholders’ equity could be lost. For more information about this, see the section below captioned “Consequences of a Financing Failure.”

Each of the Warrants includes the following features:

*	The initial per-share exercise price of the Warrants is $0.20 and is subject to certain adjustments that are generally believed to be customary in transactions of this nature. Subject to certain exceptions, the exercise price of the Warrants involves possible adjustments downward to the price of any common shares or their equivalents sold by the Company during the term of the Warrants for less than the then applicable exercise price of the Warrants. Upon the adjustment of the exercise price, the number of shares issuable upon exercise of the Warrants is proportionately adjusted so the aggregate exercise price of the Warrants remains unchanged.
*	All of the Warrants are currently exercisable and will remain so until their expiration date of December 31, 2023.
*	The Company is subject to certain liabilities and liquidated damages for failure to honor timely an exercise of the Warrants, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

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

COVID-19. The Company initially experienced no material impacts from the COVID-19 pandemic with respect to liquidity and capital. However, the negative impact on financial markets was, and continues to be, significant. Initially, the pandemic resulted in a severe decrease in demand for Hydrocarbons, in particular transportation fuels. This decrease resulted in a major drop in the price of crude oil and its resulting impact on financial markets in general and in particular, the energy industry. Demand has now recovered substantially and crude oil prices have increased to above $70 per barrel for the next three years based on the forward curve. Exploration and production operations are recovering and funding is becoming more widely available. However, the recent increase in infection rates is concerning though there has, to date, been no negative Hydrocarbons sector activity impact. For further information on this topic, see the risk factor captioned “PANDEMICS OR DISEASE OUTBREAKS (SUCH AS THE NOVEL CORONAVIRUS, ALSO KNOWN AS THE COVID-19 VIRUS) COULD MATERIALLY AND ADVERSELY AFFECT US IN A VAREITY OF WAYS” in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended February 28, 2021.

Equity Placements. Subsequent to the start of the Debentures placements, the Company continued certain private capital raising transactions involving its common shares. Beginning in November 2016 and concluding in July 2020, the Company closed on a series of private placements in which an aggregate of 9,075,000 shares were issued for an aggregate purchase price of $1,886,250.

Paycheck Protection Program Loan. In connection with the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, the Company borrowed an initial loan during fiscal year 2021 in the amount of $118,750 and a second loan during fiscal year 2022 in the amount of $120,000. The Company was recently advised that the outstanding balance of the initial loan has been reduced to $18,302. The Company is in the process of applying for the forgiveness of the second loan to the maximum extent permitted by applicable law.

Available Cash. As of October 12, 2021, the Company had cash of approximately $1,400 and had negative working capital of approximately $5,540,000. Management believes that the cash on hand, as of the preceding date, will be sufficient to finance general and administrative expenses through December 31, 2021 although no assurance of this can be provided. This amount of cash on hand stresses the Company’s need to raise additional funds in the immediate future. A plan for financing these obligations is discussed below. Management intends to finance all of the general and administrative expenses beyond available cash on hand by undertaking to raise up to $10.0 million through a private placement of common shares. If successful in raising $10.0 million in the private placement, it is estimated that the related net proceeds will be sufficient to finance both general and administrative expenses, and a number of work commitment obligations through February 2023. However, no assurance can be given that the amounts will be adequate. Moreover, no assurance can be provided of successfully raising any additional funds for this purpose.

Long-Term Capital Needs

The five-year work commitment relating to the License imposes certain obligations on the Company. The work requirements of the first two years, which included geotechnical studies and the Nike Survey, have been completed and reports and certain work materials have been submitted as required by the South Australian government. Going forward, additional funds will be required to meet the seismic and drilling obligations of License Years 3, 4 and 5. Working capital will also be needed to satisfy general and administrative expenses. Between October 2021 and April 2024 (the month in which the Company’s work commitments are currently required to be completed), the Company estimates that it will need to raise an additional $20 million (includes $10 million discussed above) to have sufficient capital to meet the remaining work commitments specified in the License and to fund operations. Net revenues produced from successful oil wells could provide some of the funds required to meet these capital needs. However, no assurance can be given that this or any other amount of financing will be obtained or that any oil revenue will be earned.

If successful with the initial wells, work will continue with a full development plan, the scope of which is now uncertain; however, all plans are subject to the availability of sufficient funding and the receipt of all governmental approvals.

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

Major Financing Efforts and Other Sources of Capital

The Company’s capital strategy has been, and continues to be, to attempt to engage in a single major capital raise transaction to provide sufficient funds to satisfy its capital needs for a number of years. While management has not completely abandoned this strategy, the Company did shift its emphasis in an effort to engage in one or more smaller capital raise transactions to provide sufficient funds to satisfy near term capital needs. During a two-year period beginning in May 2016, the Company completed a series of placements of its Debentures having an aggregate original principal amount of $6,850,000. Regarding the future financing of the Company’s work commitments, the interpretation and analysis of the Nike Survey resulted in an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. These initial prospective locations were prioritized and the results are being presented to prospective investors with a view to securing the capital to commence the Company’s initial drilling program. The Company needs to complete a major capital raise transaction to continue moving its business plan forward. In the interim, the Company is continuing efforts to raise comparably smaller amounts to cover general and administrative expenses. The Company has no assurance that it will be able to raise any required funds. The Company is also pursuing efforts to secure one or more joint venture partners.

Sales from production as a result of successful exploration and drilling efforts would provide the Company with incoming cash flow. The associated proved reserves would most likely increase the value of the Company’s rights in the Prospect. This, in turn, should enable the Company to obtain bank financing (after the wells have produced for a period of time to satisfy the lenders requirements). Both of these results would enable the Company to continue with its development activities. Positive cash flow is a critical success factor for the Company’s plan of operation. Management believes that, if the Company’s plan of operation successfully progresses (and production is realized), sufficient cash flow and debt financing will be available for purposes of properly pursuing its plan of operation, although the Company can make no assurances in this regard.

Finally, to reduce its cash requirements, the Company might attempt to satisfy some of its obligations by issuing its common shares or selling a portion of its interest to a joint venture partner. The issuance of additional shares would result in dilution in the percentage ownership interests of the Company’s existing stockholders.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) is a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and implemented by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that:

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

PART II OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description

31.01	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.02	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

October 15, 2021

