Form 10-Q
period 2021-11-30
Discovery Energy Corp.
filed 2022-01-20
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 154,365,396 as of January 17, 2022

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Discovery Energy Corp.

Consolidated Balance Sheets

(Unaudited)

	November 30, 2021	February 28, 2021
Assets
Current Assets
Cash	$33,905	$9,752
Prepaid expenses	28,017	7,909
Tax receivable	25	14
Total Current Assets	61,947	17,675
Oil and gas property – not subject to amortization (successful efforts method)	2,883,915	2,883,915
Other assets	35,720	39,145
Total Assets	$2,981,582	$2,940,735

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$4,096,196	$3,322,321
Accounts payable – related parties, net	1,844,210	1,273,030
Notes payable	10,314	-
Total Current Liabilities	5,950,720	4,595,351
Notes payable	120,000	118,750
Convertible debentures payable, net of debt discount	5,799,609	5,394,596
Total Liabilities	11,870,329	10,108,697

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock – 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock – 500,000,000 shares authorized, $0.001 par value – 154,365,396 and 154,365,396 shares issued and outstanding, respectively	154,365	154,365
Additional paid-in capital	24,199,651	24,199,651
Accumulated other comprehensive income	162,331	139,760
Accumulated deficit	(33,405,094)	(31,661,738)
Total Shareholders’ Deficit	(8,888,747)	(7,167,962)
Total Liabilities and Shareholders’ Deficit	$2,981,582	$2,940,735

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended November 30, 2021 and 2020

(Unaudited)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Operating Expenses
General and administrative	$311,648	$309,004	$920,178	$1,847,761
Exploration costs	-	10,000	-	36,600
Total operating expenses	311,648	319,004	920,178	1,884,361

Operating loss	(311,648)	(319,004)	(920,178)	(1,884,361)

Other Income (Expense)
Interest expense	(315,125)	(612,955)	(924,901)	(1,805,555)
Gain on forgiveness of PPP loan	-	-	101,723	-
Miscellaneous income	-	-	-	4
Other income (expense), net	(315,125)	(612,955)	(823,178)	(1,805,551)

Net loss	$(626,773)	$(931,959)	$(1,743,356)	$(3,689,912)

Loss per common share – basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	154,365,396	154,340,396	154,365,396	154,201,305

Comprehensive Income (Loss)
Net loss	(626,773)	(931,959)	(1,743,356)	(3,689,912)
Other comprehensive income (loss) – gain (loss) on foreign currency translation	7,134	1,816)	22,571	75,447
Total comprehensive loss	$(619,639)	$(930,143)	$(1,720,785)	$(3,614,465)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Three and Nine Months Ended November 30, 2021 and 2020

(Unaudited)

	Common Stock		Additional		Accumulated Other		Total Shareholders’
	Number	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income		Equity (Deficit)
Balance, February 28, 2021	154,365,396	$154,365	$24,199,651	$(31,661,738)	$139,760		$(7,167,962)
Gain on foreign currency translation	-	-	-	-	1,937		1,937
Net loss	-	-	-	(610,763)	-		(610,763)

Balance, May 31, 2021	154,365,396	154,365	24,199,651	(32,272,501)	141,697		(7,776,788)
Gain on foreign currency translation				13,500		13,500
Net loss				(505,820)			(505,820)

Balance, August 31, 2021	154,365,396	154,365	24,199,651	(32,778,321)	155,197		(8,269,108)
Gain on foreign currency translation	-	-	-	-	7,134		7,134
Net loss	-	-	-	(626,773)	-		(626,773)

Balance, November 30, 2021	154,365,396	$154,365	$24,199,651	$(33,405,094)	$162,331		$(8,888,747)

	Common Stock		Additional		Accumulated Other	Total Shareholders’
	Number	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)
Balance, February 29, 2020	153,840,396	$153,840	$20,447,198	$(25,578,025)	$154,199	$(4,822,788)
Sale of common stock	250,000	250	49,750	-	-	50,000
Gain on foreign currency translation	-	-	-	-	72,790	72,790
Net loss	-	-	-	(997,811)	-	(997,811)

Balance, May 31, 2020	154,090,396	154,090	20,496,948	(26,575,836)	226,989	(5,697,809)
Warrant modification expense	-	-	769,888	-	-	769,888
Sale of common stock	250,000	250	49,750	-	-	50,000
Gain on foreign currency translation	-	-	-	-	841	841
Net loss	-	-	-	(1,760,142)	-	(1,760,142)

Balance, August 31, 2020	154,340,396	154,340	21,316,586	(28,335,978)	227,830	(6,637,222)
Gain on foreign currency translation	-	-	-	-	1,816	1,816
Net loss	-	-	-	(931,959)	-	(931,959)

Balance, November 30, 2020	154,340,396	$154,340	$21,316,586	$(29,267,937)	$229,646	$(7,567,365)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Cash Flows

For the Nine Months Ended November 30, 2021 and 2020

(Unaudited)

	Nine Months Ended November 30, 2021	Nine Months Ended November 30, 2020
Cash flows from operating activities
Net loss	$(1,743,356)	$(3,689,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of PPP loan	(101,723)	-
Amortization of debt discount	330,013	1,256,585
Warrant modification expense	-	769,888

Changes in operating assets and liabilities:
Prepaid expenses	(20,108)	17,824
Tax receivable	(11)	600
Accounts payable and accrued liabilities	778,575	829,819
Accounts payable – related party, net	571,180	528,116
Net cash used in operating activities	(185,430)	(287,080)

Cash flows from financing activities
Proceeds from borrowings on notes payable	120,000	118,750
Proceeds from borrowings on convertible debt	75,000	-
Payments on borrowings of promissory notes	(7,988)	-
Proceeds from sale of common stock	-	100,000
Net cash flows provided by financing activities	187,012	218,750

Effect of foreign currency translation on cash	22,571	75,447

Change in cash during the period	24,153	7,117

Cash, beginning of the period	9,752	8,115

Cash, end of the period	$33,905	$15,232

Supplemental disclosures:
Interest paid	$229	$-
Income taxes paid	$-	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation. As of November 30, 2021, approximately $1,500 of the Company’s cash balances were uninsured, related to the Company’s Australian subsidiary. The Company has not experienced any losses on such accounts.

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

For the three and nine months ended November 31, 2021 and 2020, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Common Shares Issuable for:	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Convertible debt	62,728,010	57,516,057	62,728,010	57,516,057
Stock warrants	27,877,058	19,125,000	27,877,058	19,125,000
	90,605,068	76,641,057	90,065,068	76,641,057

Comprehensive Income (Loss)

The Company recognizes currency translation adjustments as a component of comprehensive income (loss).

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company adopted this guidance on March 1, 2021 and there was no significant impact to the Company’s consolidated financial statements.

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

As of November 30, 2021, the Company had not generated any revenues and had an accumulated deficit of $33,405,094 since inception. As of November 30, 2021, the cash balance of the Company was $33,905 and had negative working capital of $5,888,773. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the 12 months following the issuance of these financial statements. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

5. Related Party Transactions

As of November 30, 2021 and February 28, 2021, the Company owed $1,844,210 and $1,273,030, respectively, to certain Company directors for accrued compensation and reimbursement of expenses paid on behalf of the Company.

6. Notes Payable

In connection with the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, on April 27, 2020 and March 3, 2021 the Company borrowed $118,750 and $120,000, respectively, at an annual interest rate of 1 percent. The loans dated April 27, 2020 and March 3, 2021 mature on April 27, 2022 and March 3, 2026, respectively. Accrued interest for the three months and nine months ended November 30, 2021 is $299 and $894, respectively. Accrued interest for the three months and nine months ended November 30, 2020 was $296 and $709, respectively. On July 28, 2021, the principal amount of $100,448 and accrued interest of $1,275 were forgiven for the loan dated April 27, 2020. The Company recognized a gain on forgiveness of PPP loan of $101,723 on the statement of operations as a result. As of November 30 2021, the remaining principle of that loan of $10,314, plus interest, will be paid $2,068 per month until the balance reaches zero. The final payment will be on May 27, 2022. Interest paid for the three and nine months ended November 30, 2021 was $229. No interest was paid on these loans for the three and nine months ended November 30, 2020.

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

During the nine months ended November 30, 2021, the Company received gross proceeds of $75,000 for an issuance of a senior secured convertible debenture. The senior secured convertible debenture was issued on November 10, 2021 with a maturity date of December 31, 2023. Table below provides a summary of the senior secured convertible debentures issued through November 30, 2021 and related debt discount and amortization details.

Round	Issue Date	Maturity Date	Interest Rate	Conversion Price	Principal Amount	Debt Discount	Debentures, net of Debt Discount
Outstanding as of February 29, 2020:
I	May 27, 2016	December 31, 2023	8%	$0.16	$3,500,000	$3,500,000
II	Aug 16, 2016	December 31, 2023	8%	$0.16	200,000	199,999
	Aug 16, 2016	December 31, 2023	8%	$0.16	250,000	250,000
III	Dec 30, 2016	December 31, 2023	8%	$0.16	287,500	237,587
IV	Feb 15, 2017	December 31, 2023	8%	$0.16	1,000,000	1,000,000
V	Mar 31,2017	December 31, 2023	8%	$0.20	200,000	200,000
VI	Jul 5, 2017	December 31, 2023	8%	$0.20	137,500	137,500
	Jul 5, 2017	December 31, 2023	8%	$0.16	150,000	150,000
VII	Sept 19, 2017	December 31, 2023	8%	$0.16	400,000	400,000
	Sept 19, 2017	December 31, 2023	8%	$0.16	100,000	82,125
VIII	Oct 10, 2017	December 31, 2023	8%	$0.20	137,500	72,806
IX	Jan 3, 2018	December 31, 2023	8%	$0.20	137,500	137,500
X	April 2, 2018	December 31, 2023	8%	$0.20	137,500	137,500
XI	May 16, 2018	December 31, 2023	8%	$0.20	212,500	212,500

Debt discount from warrant grant from debt modification						942,812

Amortized discount as of February 28, 2021						(6,204,925)
Balance as of February 28, 2021					6,850,000	1,455,404	$5,394,596
Activity for the nine months ended November 30, 2021:
XII	Nov 10, 2021	December 31, 2023	8%	$0.16	75,000

Amortization of discount for the nine months ended November 30, 2021						(330,013)
Balance as of November 30, 2021					$6,925,000	$1,125,391	$5,799,609

The Company recognized $114,028 and $427,510 of debt discount amortization during the three months ended November 30, 2021 and 2020, respectively. The Company recognized $330,013 and $1,256,585 of debt discount amortization during the nine months ended November 30, 2021 and 2020, respectively. During the three months ended November 30, 2021 and 2020, the Company incurred interest expense directly related to the Convertible Debentures of $200,301 and $184,744, respectively, at a rate of 8% per year, compounded quarterly. During the nine months ended November 30, 2021 and 2020, the Company incurred interest expense directly related to the Convertible Debentures of $592,798 and $547,339, respectively, at a rate of 8% per year, compounded quarterly.

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

During the three months ended November 30, 2021 and November 30, 2020, the Company incurred office lease expense of $852 and $2,174, respectively. During the nine months ended November 30, 2021 and November 30, 2020, the Company incurred office lease expense of $5,337 and $6,408, respectively.

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

On February 4, 2021, the Termination Date of the then outstanding Warrants was also extended to December 31, 2023. In connection with this extension, the Company agreed to issue to the Original Purchaser warrants to acquire 8,752,058 additional common shares at an initial per-share exercise price of $0.20, subject to adjustment upon the occurrence of certain customary events. The additional warrants were issued on May 28, 2021, and have an expiration date of December 31, 2023. As a result of this agreement, the Company capitalized as debt discount $942,812 for the incremental fair value of the warrants, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 0.17% based on the applicable US Treasury bill rate, (2) expected life of 35 months, (3) expected volatility of 152% based on the trading history of the Company, and (4) zero expected dividends.

No expense was recorded by the Company for the incremental fair value of the warrants due to the early adoption of ASU 2017-11 as noted in Footnote 2.

Warrant activity during the nine months ended November 30, 2021 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Term
	Warrants	Exercise Price	(Years)
Outstanding at February 28, 2021	27,877,058	$0.20	2.84
Expired/Cancelled	-
Outstanding and exercisable as of November 30, 2021	27,877,058	$0.20	2.03

The intrinsic value of warrants outstanding at November 30, 2021 and 2020 were $-0-.

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

Results of Operations

Results of operations for the three- and nine-month periods ended November 30, 2021 and 2020 are summarized in the table below:

	Three Months Ended November 30, 2021	Three Months Ended November 30, 2020	Nine Months Ended November 30, 2021	Nine Months Ended November 30, 2020
Revenue	$-	$-	$-	$-
Operating expenses	(311,648)	(319,004)	(920,178)	(1,884,361)
Other income (expense), net	(315,125)	(612,955)	(823,178)	(1,805,551)
Net loss	$(626,773)	$(931,959)	$(1,743,356)	$(3,689,912)

Operating expenses for the three- and nine-month periods ended November 30, 2021 and 2020 are summarized in the table below:

	Three Months Ended November 30, 2021	Three Months Ended November 30, 2020	Nine Months Ended November 30, 2021	Nine Months Ended November 30, 2020
General and administrative	$311,648	$309,004	$920,178	$1,077,873
Warrant modification expense	-	-	-	769,888
Exploration costs	-	10,000	-	36,600
Total Operating Expenses	$311,648	$319,004	$920,178	$1,884,361

Results of Operations for the Three-Month Periods Ended November 30, 2021 and 2020

Revenues. The Company did not earn any revenues for either of the three-month periods ended November 30, 2021 and 2020. Sales revenues are not anticipated until such time as the Prospect has commenced commercial operations. As the Company is presently in the exploration stage of its operations, no assurance can be provided that commercially exploitable levels of Hydrocarbons on the Prospect will be discovered, or if such resources are discovered, that the Prospect will commence commercial operations.

Operating Expenses. Total operating expenses incurred during the three-month period ended November 30, 2021 decreased by $7,356 (2%), compared to those incurred during the three-month period ended November 30, 2020.

Net Loss. The Company had a net loss of $626,773 for the three-month period ended November 30, 2021, compared to a net loss of $931,959 for the three-month period ended November 30, 2020. The primary driver of this decrease is due to the non-cash activity in regard to the extension of the Maturity Date of the Debentures by two years to December 31, 2023. Therefore, other expenses decreased by approximately $298,000 in amortization expense. Loss per common share, on both a basic and fully diluted basis, for the three-month periods ended November 31, 2021 and 2020 were $0.00 and $0.01, respectively.

Results of Operations for the Nine-Month Periods Ended November 30, 2021 and 2020

Revenues. The Company did not earn any revenues in either of the comparative nine-month periods ended November 30, 2021 and November 30, 2020. Sales revenues are not anticipated until such time as the Prospect has commenced commercial production of Hydrocarbons. As the Company is presently in the exploration stage of its operations, no assurance can be provided that commercially exploitable levels of Hydrocarbons on the Prospect will be discovered, or if such resources are discovered, that the Prospect will commence commercial production.

Operating Expenses. Total operating expenses incurred during the nine-month period ended November 30, 2021 decreased by $964,183 (51%), compared to those incurred during the nine-month period ended November 30, 2020. The decrease is primarily due general and administrative and warrant modification expenses. For the nine-month period ended November 30, 2021, general and administrative expense decreased by approximately $158,000. This is primarily due to a decrease of $99,000 in expense reimbursement accruals for the nine months ended November 30, 2021. Additionally, legal fees decrease by approximately $36,000 for the nine-month ended November 30, 2021. Furthermore, there were approximately $770,000 in warrant modification expense for the nine-month period ended November 30, 2020 while there was zero modification expense for the nine-month period ended November 30, 2021.

Net Loss. The Company had a net loss of $1,743,356 for the nine-month period ended November 30, 2021, compared to a net loss of $3,689,912 for the nine-month period ended November 30, 2020. There were approximately $770,000 in warrant modification expense for the nine-month period ended November 30, 2020 while there was zero modification expense for the nine-month period ended November 30, 2021. Additionally, general and administrative expense decreased by approximately $158,000. This is primarily due to a decrease of $99,000 in expense reimbursement accruals for the nine months ended November 30, 2021. Additionally, legal fees decrease by approximately $36,000 for the nine-month ended November 30, 2021. The primary driver of the decrease in Other Expenses is due to the non-cash activity in regard to the extension of the Maturity Date of the Debentures by two years to December 31, 2023. Therefore, other expenses decreased by approximately $881,000 in amortization expense. Loss per common share, on both a basic and fully diluted basis, were $0.01 for the nine-month period ended November 30, 2021 and $0.02 for the nine-month period ended November 30, 2020.

Cash Flows for the Nine-Month Periods Ended November 30, 2021 and 2020

Cash Used in Operating Activities: Operating activities for the nine-month period ended November 30, 2021 used cash of $185,430, compared to $287,080 for the nine-month period ended November 30, 2020 primarily due to lower third-party professional service fees during the nine-month period ended November 30, 2021

Cash Used in Investing Activities: No cash was used for investing activities during either of the nine-month periods ended November 30, 2021 and November 30, 2020.

Cash Provided by Financing Activities: Proceeds from a Paycheck Protection Program loan in the amount of $120,000 was received for the nine-month period ended November 30, 2021. Additionally, the Company received gross proceeds of $75,000 for an issuance of a senior secured convertible debenture with Maturity Date of December 31, 2023. Financing activities totaled $218,750 during the nine-month period ended November 30, 2020, resulting from the private placement of 500,000 common shares at $0.20 per common share for gross proceeds of $100,000, and proceeds from a Paycheck Protection Program loan in the amount of $118,750.

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

During November 2021, the Company issued another Debenture having an original principal amount of $75,000 and also having a maturity date of December 31, 2023. This Debenture shall accrue interest from the Original Issue Date at the rate of eight percent (8%) per annum, compounded quarterly with a conversion rate of $0.16.

COVID-19. The Company initially experienced no material impacts from the COVID-19 pandemic with respect to liquidity and capital. However, the negative impact on financial markets was, and continues to be, significant. Initially, the pandemic resulted in a severe decrease in demand for Hydrocarbons, in particular transportation fuels. This decrease resulted in a major drop in the price of crude oil and its resulting impact on financial markets in general and in particular, the energy industry. Demand has now increased. The price of the Brent crude benchmark currently exceeds $80 per barrel. Exploration and production operations are recovering and funding is becoming more widely available. However, the recent increase in infection rates is concerning though there has, to date, been no negative Hydrocarbons sector activity impact. For further information on this topic, see the risk factor captioned “PANDEMICS OR DISEASE OUTBREAKS (SUCH AS THE NOVEL CORONAVIRUS, ALSO KNOWN AS THE COVID-19 VIRUS) COULD MATERIALLY AND ADVERSELY AFFECT US IN A VAREITY OF WAYS” in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended February 28, 2021.

Subsequent Securities Placements. Subsequent to the start of the Debentures placements, the Company continued certain private capital raising transactions involving its common shares. Beginning in November 2016 and concluding in July 2020, the Company closed on a series of private placements in which an aggregate of 9,075,000 shares were issued for an aggregate purchase price of $1,886,250.

Paycheck Protection Program Loan. In connection with the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, the Company borrowed an initial loan during fiscal year 2021 in the amount of $118,750 and a second loan during fiscal year 2022 in the amount of $120,000. When the Company availed itself of the loan forgiveness feature of the Program, the balance of the initial loan was reduced to $18,302, and the Company has been paying off this balance at a rate of approximately 2,000 per month. The Company is in the process of applying for the forgiveness of the second loan to the maximum extent permitted by applicable law.

Available Cash. As of January 17, 2022, the Company had cash of approximately $18,000 and had negative working capital of approximately $5,905,000 Management believes that the cash on hand, as of the preceding date, will be sufficient to finance general and administrative expenses through February 15, 2022 although no assurance of this can be provided. This amount of cash on hand stresses the Company’s need to raise additional funds in the immediate future. A plan for financing these obligations is discussed below. Management intends to finance all of the general and administrative expenses beyond available cash on hand by undertaking to raise up to $10.0 million through a private placement of common shares. If successful in raising $10.0 million in the private placement, it is estimated that the related net proceeds will be sufficient to finance both general and administrative expenses, and a number of work commitment obligations through February 2023. However, no assurance can be given that the amounts will be adequate. Moreover, no assurance can be provided of successfully raising any additional funds for this purpose.

Long-Term Capital Needs

The five-year work commitment relating to the License imposes certain obligations on the Company. The work requirements of the first two years, which included geotechnical studies and the Nike Survey, have been completed and reports and certain work materials have been submitted as required by the South Australian government. Going forward, additional funds will be required to meet the seismic and drilling obligations of License Years 3, 4 and 5. Working capital will also be needed to satisfy general and administrative expenses. Between January 2022 and April 2024 (the month in which the Company’s work commitments are currently required to be completed), the Company estimates that it will need to raise an additional $20 million (includes $10 million discussed above) to have sufficient capital to meet the remaining work commitments specified in the License and to fund operations. Net revenues produced from successful oil wells could provide some of the funds required to meet these capital needs. However, no assurance can be given that this or any other amount of financing will be obtained or that any oil revenue will be earned.

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

Major Financing Efforts and Other Sources of Capital

The Company’s capital strategy has been, and continues to be, to attempt to engage in a single major capital raise transaction to provide sufficient funds to satisfy its capital needs for a number of years. While management has not completely abandoned this strategy, the Company did shift its emphasis in an effort to engage in one or more smaller capital raise transactions to provide sufficient funds to satisfy near term capital needs. During a two-year period beginning in May 2016, the Company completed a series of placements of its Debentures having an aggregate original principal amount of $6,850,000. In November 2021, the Company placed another Debenture having an original principal amount of $75,000. Regarding the future financing of the Company’s work commitments, the interpretation and analysis of the Nike Survey resulted in an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. These initial prospective locations were prioritized and the results are being presented to prospective investors with a view to securing the capital to commence the Company’s initial drilling program. The Company needs to complete a major capital raise transaction to continue moving its business plan forward. In the interim, the Company is continuing efforts to raise comparably smaller amounts to cover general and administrative expenses. The Company has no assurance that it will be able to raise any required funds. The Company is also pursuing efforts to secure one or more joint venture partners.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During November 2021, the Company completed a private placement of a senior secured convertible debenture having an original principal amount of $75,000. The issuance of the debenture is, and the issuances of Common Shares upon the conversion of the debenture will be, claimed to be exempt pursuant to Section 4(2) of the Securities Act of 1933 (the “Act”) and Rule 506 of Regulation D under the Act. No advertising or general solicitation was employed in offering these securities. The offering and sale were made only to a single accredited investor, and subsequent transfers were restricted in accordance with the requirements of the Act.

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

January 19, 2022

