Form 10-K
period 2022-02-28
Discovery Energy Corp.
filed 2022-12-06
CIK 1435387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $7,698,886.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 154,365,396 as of November 30, 2022

DOCUMENTS INCORPORATED BY REFERENCE

None.

DISCOVERY ENERGY CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2022

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

Recent Developments and Events

This section discusses developments and events during fiscal 2022 that are believed to be significant to the Company.

Suspension and Modification of Work Commitment. On April 21, 2022, the Company received from the Government of South Australia, Department of Energy and Mining, confirmation that such agency had approved the Company’s application for an additional six-month suspension of the work commitment relating to the License. The Company subsequently requested another suspension of the work commitment for a period of three months. On October 14, 2022, this suspension was approved. The Company requested a shorter extension as it believed that the requested amount of time was sufficient for the completion of work required for the third year of the work commitment. Neither the Company nor anyone else has any assurance that the length of this suspension will be sufficient. If it proves insufficient, the Company intends to request an additional suspension. While the Company has to date been successful in obtaining suspensions, it has no assurance that any further suspensions will be obtained. The deadlines for the Company’s remaining work commitments are detailed in the section captioned “Item 1. Business - Plan of Operation - Current Primary Activity” below. In addition, the scope of the work commitments was modified. The modified requirements are also detailed in the aforementioned section.

Russian-Ukrainian War. On February 24, 2022, Russian forces launched significant military actions against Ukraine. These actions have devastated large portions of Ukraine, have resulted in the imposition of significant sanctions on Russia, companies based in Russia, and certain members of its government and citizens, and have dramatically altered relationships between Russia (and, to some extent, its allies) and other countries. The on-going effects of this development are uncertain. One of the effects is that the price of oil immediately spiked after the Russian invasion. After this initial spike, the price trended downward toward the level before the invasion, but once testing the pre-invasion price level, the price became more volatile and has generally been significantly above pre-invasion levels. Nevertheless, other effects of an on-going war could be negative to the Company. The Company has no way to predict the progress or outcome of the situation in Ukraine, as the conflict and governmental reactions are rapidly changing and beyond our control. Prolonged unrest, intensified military activities or more extensive sanctions impacting the region could have a material adverse effect on the Company’s financial condition, liquidity and business outlook.

Continuing Increases in Hydrocarbons Prices. The price of Brent crude continued to increase over the course of fiscal 2022. At the start of fiscal 2022, the price of Brent crude was $66.74 per barrel. Such price was approximately $99 per barrel prior to the start of the Russian invasion of Ukraine, after which it temporarily spiked as discussed above. The price of Brent crude was approximately $85 per barrel near the time of the filing of this Report. Hydrocarbons are volatile and entail certain risks. See the risk factor captioned “HYDROCARBONS ARE COMMODITIES SUBJECT TO PRICE VOLATILITY BASED ON MULTIPLE FACTORS OUTSIDE THE CONTROL OF PRODUCERS, AND LOW PRICES MAY MAKE PROPERTIES UNECONOMIC.” The Company has no assurance that the price of Hydrocarbons will remain at adequate levels or that the Company will not be harmed by future prolonged low Hydrocarbon prices.

On-going Effects of Coronavirus Pandemic. The effects of the COVID-19 pandemic have largely abated. However, the continuing effects of this on-going event are uncertain. However, in the future, they could start worsening again in the U.S. and elsewhere, creating renewed uncertainty. The current COVID-19 pandemic could continue to, and future similar epidemics or pandemics could also, materially and adversely impact our ability to finance and conduct our business once it becomes operational, and could materially and adversely impact our operations, financial condition and results. See the risk factor captioned “PANDEMICS OR DISEASE OUTBREAKS (SUCH AS THE NOVEL CORONAVIRUS, ALSO KNOWN AS THE COVID-19 VIRUS) COULD MATERIALLY AND ADVERSELY AFFECT US IN A VAREITY OF WAYS.”

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

Prospect

There are producing wells on trend and directly north and east of the Company’s South block. A typical Namur well, a primary producing reservoir in the Western Flank, is drilled to a depth of approximately 5,500 feet. The wellbore is vertical or near vertical and there is no lateral drilling or hydraulic stimulation required. This high-permeability reservoir combined with a strong aquifer system produces high flow and recovery rates. Initial production rates typically range from 450 to 950 barrels of oil per day (“BOPD”). Production is anticipated to be sweet, high gravity (45 degree) crude which is expected to result in premium pricing. As described in the section captioned “Markets and Marketing” below, markets for the Company’s future production are readily accessible via existing infrastructure.

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

Exploration Activity

Since 2012, the Company has assembled a database that now includes a substantial inventory of data, analyses and technical information on the Cooper and Eromanga Basins, fields in the Western Flank, operators and operations, all in close proximity to the Prospect. In 2012, an engineering consultant was engaged to prepare an NI 51-101 compliant report which resulted in the identification of more than 110 seismic generated leads over approximately 30% of the Prospect. This was complimented by the reinterpretation of approximately 3,200 miles (5,153 km.) of 2D seismic data and the reprocessing and reinterpretation of approximately 55 sq. miles (141 sq. km.) of 3D seismic data from a survey conducted over the Lake Hope area in the eastern portion of the South block. The data described above was acquired in connection with the issuance of the License. In late 2016, the Company conducted the approximately $2.4 million Nike Survey covering an area of approximately 69 sq. miles (179 sq. km.) located in the western section of the South block and directly on trend and in close proximity to mature producing oil fields and recent discoveries on blocks to the north. The Company has also undertaken some “work area clearance” (“WAC”) surveys.

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

Over the term of the License thus far, a number of extensions and modifications of the work commitment have been granted. The current remaining work commitment is as follows:

*	Year 3 ending January 28, 2023 - Shoot 3D seismic data totaling at a minimum approximately 135 sq. miles (350 sq. km.).
*	Year 4 ending January 29, 2024 - Drill three wells.
*	Year 5 ending January 28, 2025 - Drill four wells.

At the time of the Company’s last extension of the work commitment, management believed that the work required for the third year of the work commitment could be completed by near the end of January 2023. However, for this to occur, the Company would need to raise a significant amount of funds in time so that the work could be timely completed. The Company is in advance negotiations to procure these funds. Moreover, the Company believes that it has an agreement as to the form of a services contract by which a service provider would complete the required work. Nevertheless, the Company will not be in a position to sign this contract until it has raised sufficient funds to make a required payment due on the signing of this contract. Neither the Company nor anyone else has any assurance that the Company will be able to raise sufficient funds timely so that a service provider can timely complete required work, or that (even if funds are timely raise) a service provider can timely complete required work. As a result, neither the Company nor anyone else has any assurance that the required work can be completed by the current end of the third year of the work commitment. If such work cannot be timely completed, the Company will seek another extension. While the Company has to date been successful in obtaining suspensions, it has no assurance that any further suspensions will be obtained. The failure to obtain the required extension will materially and adversely impact the Company. See the section captioned “Liquidity and Capital Resources - Consequences of a Financing Failure” below.

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

Markets and Marketing

The petroleum industry has been characterized historically by Hydrocarbon prices that fluctuate (sometimes dramatically), and supplier costs can rise significantly during industry booms. The most recent sustained price decline cycle started in early 2020 when the price of Brent crude had been traded in a range of approximately $65 to $70 per barrel. Such price declined to below $20 in late April 2020, at which time such price began a sustained increase that reached approximately $99 per barrel prior to the start of the Russian invasion of Ukraine on February 24, 2022, after which it temporarily spiked. After this initial spike, the price trended downward toward the level before the invasion, but once testing the pre-invasion price level, the price became more volatile and has generally been significantly above pre-invasion levels. The price of Brent crude was approximately $85 per barrel at the time of the filing of this Report. The Company has no assurance that the price of Hydrocarbons will recover to adequate levels or that the Company will not be harmed by prolonged low levels of Hydrocarbon prices. Hydrocarbon prices and markets are likely to remain volatile. Sales prices for these commodities are subject to wide fluctuations in response to relatively minor changes in supply and demand, market uncertainty, and a variety of additional factors beyond the Company’s control. These factors include:

*	international political conditions (including embargoes, wars and civil unrest, such as the recent unrest in Ukraine and the Middle East);
*	the domestic and foreign supply of Hydrocarbons;
*	consumer demand;
*	weather conditions;
*	domestic and foreign governmental regulations and other actions;
*	actions taken by the Organization of the Petroleum Exporting Countries (“OPEC”) and the other 10 non-OPEC oil-exporting nations the so-called “OPEC+”;
*	technological advances affecting energy consumption;
*	technology and knowledge advances’ impact seismic, drilling, development and production;
*	the price and availability of alternative fuels;
*	epidemics, pandemics and government action that impedes the ability of companies to undertake their businesses; and
*	general economic conditions.

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

The principal Hydrocarbon transportation hub for the Western Flank is located in the vicinity of Moomba. This processing and transportation center is approximately 37 miles due east of the Prospect’s easternmost boundary and about 40 miles from the Company’s expected initial drill sites. These sites are located about 20 miles from a privately-owned terminal for trucking oil in Lycium. The Lycium Hub is also the terminal point for a main Trunk Line with a capacity of 20,000 barrels per day, which delivers oil to the Moomba Processing Facility. Management believes that the Company has access to infrastructure sufficient to transport its Hydrocarbon production to processing facilities or customer markets.

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

Employees

As of the date of this Report, the Company had three full-time employees. The Company continues to use a number of consultants and part-time service providers in the past, including members of the Company’s current management team. The Company’s needs for additional personnel in the future are uncertain.

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

RISKS RELATING TO OUR COMPANY

WE ARE AN EARLY-STAGE COMPANY WITH NO PROVED RESERVES, AND WE HAVE A NUMBER OF IMPORTANT MILESTONES THAT WE MUST ACHIEVE.

Our business plan is to explore, develop and produce crude oil, natural gas and/or natural gas liquid (collectively “Hydrocarbons”) from a tract of land (the “Prospect”) covered by Petroleum Exploration License (“PEL”) 512 (the “License”) in the State of South Australia. The Prospect is considered “undeveloped acreage,” which the U.S. Securities and Exchange Commission (the “Commission”) defines as “lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of Hydrocarbons regardless of whether such acreage contains proved reserves.” We have no proved reserves. In view of our extremely limited history in the Hydrocarbon exploration business, an investor may have difficulty in evaluating us and our business, both current and future activities. An investor must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. For our business plan to succeed, we must successfully undertake most of the following activities:

*	Complete a material financing or similar transaction that will provide us with sufficient funds;
*	Drill successful exploratory test wells on the Prospect to determine the presence of Hydrocarbons in commercially viable quantities;
*	Develop the Prospect to a stage at which Hydrocarbons are being produced in commercially viable quantities;
*	Contract with purchasers of our commercial production of Hydrocarbons upon such commencement; and
*	Identify and enter into binding agreements with suitable third parties (such as joint venture partners and contractors) for the Prospect.

There can be no assurance that we will be successful in undertaking such activities. Our failure to undertake successfully most of the activities described above could materially and adversely affect our business, financial condition and results of operations.

WE HAVE A HISTORY OF LOSSES, AND WE MAY NOT BECOME PROFITABLE.

We have incurred losses since our inception. For our fiscal year ended February 28, 2022, we incurred net losses of $2,335,117. As of February 28, 2022, we had an accumulated deficit of $33,996,855. We expect our losses to continue as we incur significant capital expenditures and operating expenses to explore for Hydrocarbons on the Prospect. These continuing losses will most likely be greater than current levels. If our revenues do not increase substantially or if our expenses exceed our expectations, we may never become profitable. There can be no assurance that our exploration and production activities will produce Hydrocarbons in commercially viable quantities, if any at all. Moreover, even if we succeed in producing Hydrocarbons, we expect to incur operating losses until such time (if ever) as we produce and sell a sufficient volume of our commercial production to cover direct production costs as well as corporate overhead. There can be no assurance that sales of our Hydrocarbon production will ever generate significant revenues, that we will ever generate positive cash flow from our operations or that (if ever attained) we will be able to sustain profitability in any future period.

WE ARE SIGNIFICANTLY LEVERAGED.

During a two-year period beginning in May 2016, we took on a significant amount of debt through the sale of Senior Secured Convertible Debentures due (each [including an additional such debenture issued in November 2021] a “Debenture” and collectively the “Debentures”). After such two-year period, we placed a small number of additional Debentures. The amount of the indebtedness represented by outstanding Debentures (including principal and accrued interest) was approximately $11 million compounded through September 30, 2022. Our Debentures are secured by all of our assets owned directly or indirectly but for the License. The use of secured indebtedness to finance our business is referred to as leveraging. Leveraging increases the risk of loss to us if and to the extent we have insufficient revenue to pay our debt obligations. In such event, cash from other sources will be required. Our Debentures must be repaid or converted by the holders thereof on or before December 31, 2023. Unless we generate such cash, we may not have sufficient funds to pay our Debentures and other indebtedness when due. In such event, we might be required to sell our assets and properties to meet our obligations, or to seek an extension to our Debentures, or alternative debt or equity financing. If sale, extension or refinancing is not obtained or consummated, we could default in our obligations.

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

Currently, uncertainty continues to exist relating to the potential effect of COVID-19 on our business. Infections may become more widespread again, exacerbating an already challenging environment. The extent to which any pandemic or epidemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

OUR OUTSTANDING OBLIGATIONS AND ABILITY TO ISSUE ADDITIONAL COMMON SHARES COULD RESULT IN SIGNIFICANT DILUTION TO STOCKHOLDERS.

Our Debentures outstanding as of September 30, 2022 are convertible into 67,640,717 common shares, and the number of shares into which these Debentures may be converted is expected to increase in the future. An aggregate of 27,877,058 common shares can be acquired upon the exercise of the outstanding Warrants. The conversion price of our Debentures and the exercise price of the Warrants may be less than the then current market price of the common shares at the time of conversion and exercise. Future issuance of additional shares pursuant to the Debentures, Warrants or otherwise could cause immediate and substantial dilution to the net tangible book value of common shares issued and outstanding immediately before such transactions. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the common shares. Moreover, any common shares issued as described above would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital while our Debentures or the Warrants are outstanding may be adversely affected because of the potential dilution described in this risk factor.

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

THERE IS SUBSTANTIAL DOUBT AS TO WHETHER WE WILL CONTINUE OPERATIONS WITHOUT ADDITIONAL FINANCING.

Based on our assessment of the related risk factors (described further below), we believe there is substantial doubt about our ability to continue to operate as a going concern for the 12 months following the issuance of our February 28, 2022 financial statements. Our independent registered public accountant has added an emphasis paragraph to its report on our financial statements for the year ended February 28, 2022 regarding our ability to continue as a going concern. Key to this determination is our lack of any historical revenues and our accumulated deficit of $33,996,855 since inception through February 28, 2022. Since May 2016, we have placed Debentures having an aggregate original principal amount of $7,025,000. Proceeds from these placements largely financed our business for our fiscal years 2017 and 2018, and the first half of our fiscal year 2019. Since that time, we have financed our business primarily through private common shares financings, although we have also placed a small number of additional Debentures. Notwithstanding the preceding, we still need additional funds. There can be no assurance that we will be successful in securing funding, becoming profitable, or continuing our business without either a temporary interruption or a permanent cessation.

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

CERTAIN CURRENT TRENDS COULD MATERIALLY ADVERSELY AFFECT US AND OUR INDUSTRY.

Worldwide concern over the risks of climate change is growing. This has led to the following developments and could lead to further movement in the following directions:

*	Laws are being adopted or considered to reduce greenhouse gas emissions, conserve fuel, use fewer Hydrocarbons, and utilize more alternative energy sources. These laws include cap and trade regimes, carbon taxes, trade tariffs, minimum renewable usage requirements, restrictive permitting, increased efficiency standards, and incentives or mandates for alternative or renewable energy. Government and other activist persons are also seeking to promote their climate change agendas indirectly, such as by seeking to reduce the availability of or increase the cost for, financing and investment in our industry and taking actions intended to promote changes in business strategy for companies in this industry.
*	Consumer sentiment appears to be shifting against fuel sources that leave a large carbon footprint (such as Hydrocarbons) and in favor of products that use alternative energy sources. As an example, sales of electric vehicles increased rapidly for most of the second decade of the 21st century, and this could continue into the future. Investors (including sovereign wealth, pension, and endowment funds) are increasingly sensitive to environmental, social, and governance (ESG) matters, opting to divest their holdings of (or not acquire investments in) companies in our industry. Organizations provide information to investors on corporate governance and related matters and have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. All of this could have negative impacts on the stock prices and access to capital markets of companies in our industry.
*	In response to the two points made above, research into new technologies to reduce the cost and increase the use of alternative energy sources is increasing. These technologies include advanced biofuels and hydrogen, carbon capture and storage, breakthrough energy efficiency processes, and advanced energy-saving materials.

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

WE EXPECT TO HAVE LIMITED CONTROL OVER ACTIVITIES ON PROPERTIES WE DO NOT OPERATE, WHICH COULD REDUCE OUR PRODUCTION AND REVENUES.

We expect that we will operate all of our initial wells. However, some of our business activities could be conducted through joint operating agreements under which we own partial interests in Hydrocarbon properties. In such situations, we may not operate the related properties and in some cases, we may not have the ability to remove the operator in the event of poor performance. As a result, we may have a limited ability to exercise influence over normal operating procedures, expenditures or future development of underlying properties and their associated costs. The failure of an operator of our wells to adequately perform operations, or an operator’s breach of the applicable agreements, could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others therefore depend upon a number of factors outside of our and the operator’s control, including:

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

RISKS RELATING TO OUR MANAGEMENT

WE DEPEND ON CERTAIN KEY PERSONNEL.

We rely upon the efforts and skills of our current management. The loss of the services of any member of management, including the lack of sufficient time to devote to our operations, could materially and adversely affect our operations. The employment agreements and consulting agreements that we have entered into with members of management contain no non-competition agreement with us, and therefore allow the related member of management to terminate his agreement upon 60-days’ notice. As a result, any member of management may discontinue providing his services to us at any time and for any reason, and even thereafter commence competition with us. Moreover, we do not currently maintain key man life insurance on any member of management.

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

OUR MANAGEMENT OWNS A LARGE PERCENTAGE OF OUR OUTSTANDING SHARES, AND CUMULATIVE VOTING IS NOT AVAILABLE TO STOCKHOLDERS.

Our current senior management owns approximately 62.59% of our outstanding common shares as of the date of the filing of this Report. Cumulative voting in the election of directors is not authorized in our First Amended and Restated Articles of Incorporation. Accordingly, it is not permitted as a matter of law. As a result, the holder or holders of a majority of our outstanding common shares may elect all of our directors. Management’s large percentage ownership of our outstanding common shares will enable them to maintain their positions as such and thus their control of our business and affairs.

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

Outstanding Shares and Record Holders. As of November 30, 2022, we had 108 common stockholders of record and 154,365,396 common shares outstanding.

Dividends. We have not paid any cash dividends on our common shares, and we do not expect to pay any dividends for the foreseeable future. Currently, our outstanding Debentures prohibit us from paying dividends without the consent of the Debentures holders.

Equity Compensation Plans. We have one equity compensation plan for our directors, officers, employees and consultants pursuant to which options, rights or shares may be granted or issued. This plan is named the “Discovery Energy Corp. 2012 Equity Incentive Plan” (the “Plan”). The following table provides information as of February 28, 2022 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

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

Previous Awards. We had awarded 4,252,700 common shares in outright grants pursuant to the Plan as of February 28, 2022.

Anti-dilution. The Plan carries certain anti-dilution provisions concerning stock dividends, stock splits, consolidations, mergers, re-capitalizations and reorganizations.

Term. The Plan expired on July 30, 2022 unless sooner terminated except as to awards outstanding on that date.

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

The Company has experienced losses and negative cash flows since inception, and it expects to incur such losses and negative cash flows for the foreseeable future. The Company has an accumulated deficit of $33,996,855 since inception through February 28, 2022. As of June 8, 2022, the Company had approximately $55,000 in cash available to meet its operating cash requirements. The Company’s losses (coupled with a limited amount of cash) cause substantial doubt about the Company’s ability to continue as a going concern for the 12 months following the issuance of our February 28, 2022 financial statements, and our independent registered public accountant has added an emphasis paragraph to its report on our financial statements for the year ended February 28, 2022 regarding our ability to continue as a going concern. The Company is maintaining an on-going effort to locate sources of additional funding, without which the Company will not be able to remain a viable entity. Information about the Company’s liquidity situation and its on-going capital raising activities is given in the section captioned “Liquidity and Capital Resources” below.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations as of February 28, 2022 are based upon its independently audited financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material. The footnotes to the financial statements contain critical accounting policies that significantly impact the judgments and estimates used in the preparation of these financial statements. These policies should be reviewed to better understand the financial condition and results of operations of the Company.

Results of Operations

Results of operations for the fiscal years ended February 28, 2022 and February 28, 2021 are summarized in the table below:

	Fiscal Year Ended February 28, 2022	Fiscal Year Ended February 28, 2021
Revenue	$-	$-
Operating expenses	(1,189,974)	(3,755,298)
Other expenses	(1,145,143)	(2,328,415)
Net loss	$(2,335,117)	$(6,083,713)

Operating expenses for the fiscal years ended February 28, 2022 and February 28, 2021 are summarized in the table below:

	Fiscal Year Ended February 28, 2022	Fiscal Year Ended February 28, 2021
General and administrative	1,185,161	1,008,532
Warrant modification expense	-	2,710,166
Exploration costs	4,813	36,600
Total operating expenses	$1,189,974	$3,755,298

Comparison of Fiscal Year Ended February 28, 2022 to Fiscal Year Ended February 28, 2021

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

Operating Expenses. Total operating expenses incurred during the fiscal year ended February 28, 2022 decreased by $2,565,324 (68%), compared to those incurred during the fiscal year ended February 28, 2021. A warrant modification expense for the extension of the maturity date of outstanding warrants to December 31, 2023 for the fiscal year ended February 28, 2021 resulted in a warrant modification expense of approximately $2,710,000, compared to none for the fiscal year ended February 28, 2022. This is partially offset by a non-cash increase in general and administrative of approximately $177,000 for the fiscal year ended February 28, 2022. This primarily reflects the impact of accrual adjustments for prior years’ activities. Additionally, exploration costs decreased by approximately $32,000 for the fiscal year ended February 28, 2022.

Other Income (Expense). Total other expenses incurred during fiscal year ended February 28, 2022 decreased by $1,183,272 (51%), compared to those incurred during the fiscal year ended February 28, 2021. This is primarily due to a decrease in amortization expense of $1,144,455 due to the extension of the maturity date of outstanding warrants to December 31, 2023

Net Income (Loss). The Company had a net loss of $2,335,117 for the fiscal year ended February 28, 2022, compared to a net loss of $6,083,713 for the fiscal year ended February 28, 2021. Loss per common share was $0.02 for the fiscal year ended February 28, 2022, and $0.04 for the fiscal year ended February 29, 2021.

Cash Flows for the Fiscal Years Ended February 28, 2022 and February 28, 2021

Cash Used in Operating Activities: Operating activities for the fiscal year ended February 28, 2022 used cash of $208,596, compared to $202,674 for the fiscal year ended February 28, 2021.

Cash Used in Investing Activities: No cash was used for investing activities during fiscal years ended February 28, 2022 and February 28, 2021.

Cash Provided by Financing Activities: Proceeds from a Paycheck Protection Program loan in the amount of $120,000 was received during the fiscal year ended February 28, 2022. Additionally, the Company received gross proceeds of $75,000 for the issuance of a senior secured convertible debenture with a Maturity Date of December 31, 2023. Financing activities totaled $218,750 during the fiscal year ended February 28, 2021, resulting from the private placement of 500,000 common shares at $0.20 per common share for gross proceeds of $100,000, and proceeds from a Paycheck Protection Program loan in the amount of $118,750.

Liquidity and Capital Resources

Financing History and Immediate, Short-Term Capital Needs

Early Financings. From January 2012 through May 27, 2016, business activities were financed primarily through private placements of common shares. During that period, several rounds of equity financing were conducted which raised total “seed” capital in the amount of $2,723,750 resulting in the issuance of 19,657,501 common shares. Moreover, from time to time, officers and directors of the Company provided short-term bridge funding or paid expenses on behalf of the Company. The amounts of these advances and expense payments (outstanding at the time of the Debentures financings described below) were repaid out of the initial proceeds from these financings. After these amounts were repaid, the Company has received (from time to time) one or more comparatively small advances from, and had a comparatively small amount of expenses paid by, officers and directors of the Company.

Debentures Financing. Beginning in May 2016 and continuing through August 2018, the Company relied on a series of placements of Debentures (debt instruments convertible into common shares). The Company undertook a subsequent isolated placement of Debentures, including one in November 2021 featuring an original principal amount of $75,000, and one Debenture in each of June and July 2022, both featuring an original principal amount of $50,000. The 17 Debentures comprising this series and placement were issued pursuant to a Securities Purchase Agreement executed on May 27, 2016. Debentures having an aggregate original principal amount of $7,025,000 have been placed. In conjunction with certain Debentures and the extension of the maturity date of the Debentures, Warrants were issued that give the holder the right to purchase up to a maximum of 27,877,058 common shares at an initial per-share exercise price of $0.20.

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

*	The principal amount of and accrued interest on the Debentures are due and payable in a single balloon payment on or before December 31, 2023.

*	We are not entitled to prepay the Debentures.

*	The Debentures are convertible, in whole or in part, into Common Shares at the option of holders, at any time and from time to time. The conversion price for Debentures having an aggregate original principal amount of $6,062,500 is $0.16, while the conversion price for a Debenture with an original principal amount of $962,500 is $0.20. All conversion prices are subject to certain adjustments that are believed to be customary in transactions of this nature, including so-called “down round” financing adjustments. The Company is subject to certain liabilities and liquidated damages for its failure to honor timely a conversion of the Debentures, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

*	The holders of the Debentures are entitled to have them redeemed completely or partially upon certain events (such as a change of control transaction involving the Company or the sale of a material portion of the Company’s assets) at a redemption price equal to 120% of the then outstanding principal amount of the Debenture and 100% of accrued and unpaid interest on the outstanding principal amount of this Debenture, plus all liquidated damages and other amounts due thereunder in respect of the Debenture.

*	The Debentures feature negative operating covenants, events of defaults and remedies upon such events of defaults that are believed to be customary in transactions of this nature. One of the remedies upon an event of default is the Debentures holders’ ability to accelerate the maturity of the Debentures such that all amounts owing under the Debentures would become immediately due and payable. The Debentures holders would then be able to resort to the collateral securing the Debentures, if the Company did not pay the amount outstanding, which is likely to be the case.

*	The Debentures are secured by virtually all of the Company’s assets owned directly or indirectly but for the License, which is held by the Company’s Australian subsidiary, Discovery Energy SA Pty Limited (the “Subsidiary”). Moreover, the Company has separately guaranteed the Debentures and has pledged all of its stock in the Subsidiary to secure such guarantee. The essential effect of these security arrangements is that, if the Company defaults on or experiences an event of default with respect to the Debentures, the holders of the Debentures could exercise the rights of a secured creditor, which could result in the partial or total loss of nearly all of the Company’s assets, in which case its business could cease and all or substantially all stockholders’ equity could be lost. For more information about this, see the Risk Factors captioned “THE EXERCISE OF SECURED CREDITOR RIGHTS COULD RESULT IN A SIGNIFICANT OR COMPLETE LOSS” herein.

Each of the Warrants includes the following features:

*	The initial per-share exercise price of the Warrants is $0.20 and is subject to certain adjustments that are generally believed to be customary in transactions of this nature. Subject to certain exceptions, the exercise price of the Warrants involves possible adjustments downward to the price of any common shares or their equivalents sold by the Company during the term of the Warrants for less than the then applicable exercise price of the Warrants. Upon the adjustment of the exercise price, the number of shares issuable upon exercise of the Warrants is proportionately adjusted so the aggregate exercise price of the Warrants remains unchanged.

*	All of the Warrants are currently exercisable and will remain so until their expiration date of December 31, 2023.

*	The Company is subject to certain liabilities and liquidated damages for failure to honor timely an exercise of the Warrants, and these liabilities and liquidated damages are believed to be customary in transactions of this nature.

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

COVID-19. The Company initially experienced no material impacts from the COVID-19 pandemic with respect to liquidity and capital. However, the negative reaction in financial markets was significant. Initially, the pandemic resulted in a severe decrease in demand for Hydrocarbons, in particular transportation fuels. This decrease resulted in a major drop in the price of crude oil and its resulting impact on financial markets in general and in particular, the energy industry. Demand has now largely recovered from pandemic declines. Exploration and production operations are recovering and funding is becoming more widely available. However, continuing threats of an increase in infection rates is concerning, though there has, to date, been no negative Hydrocarbon sector activity impact. For further risk discussion, see the risk factor captioned “PANDEMICS OR DISEASE OUTBREAKS (SUCH AS THE NOVEL CORONAVIRUS, ALSO KNOWN AS THE COVID-19 VIRUS) COULD MATERIALLY AND ADVERSELY AFFECT US IN A VAREITY OF WAYS.”

Equity Placements. Subsequent to the start of the Debentures placements, the Company continued certain private capital raising transactions involving its common shares. Beginning in November 2016 and continuing through the end of December 2020, the Company closed on a series of private placements in which an aggregate of 9,075,000 shares were issued for an aggregate purchase price of $1,886,250.

Paycheck Protection Program Loan. In connection with the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, the Company borrowed an initial loan during fiscal year 2021 in the amount of $118,750 and a second loan during fiscal year 2022 in the amount of $120,000. Over $100,000 in principal and interest on the initial loan was forgiven, and the unforgiven portion of this loan has been paid in its entirety. The Company applied for forgiveness of the second loan, but slightly less than $20,000 of the outstanding balance of the second loan was forgiven. The unforgiven portion (slightly over $100,000) will need to be repaid over a four-year period.

Available Cash. As of November 30, 2022, the Company had cash of approximately $19,000 and had negative working capital of approximately $6,780,000. Management believes that the cash on hand, as of the preceding date, will be sufficient to finance general and administrative expenses through January 31, 2023 although no assurance of this can be provided. However, this amount of cash will be insufficient to allow the Company to fulfill work commitment obligations in a timely manner. A plan for financing these obligations is discussed below. Management has been financing and intends to continue to try to finance all general and administrative expenses beyond available cash on hand by undertaking small raises of funds through private placements of common shares until such time as a larger raise is completed. No assurance can be provided of successfully raising any additional funds for this purpose.

Long-Term Capital Needs

The five-year work commitment relating to the License imposes certain obligations on the Company. The work requirements of the first two years, which included geotechnical studies and the Nike Survey, have been completed and reports and certain work materials have been submitted as required by the South Australian government. Going forward, additional funds will be required to meet the seismic and drilling obligations of License Years 3, 4 and 5. Working capital will also be needed to satisfy general and administrative expenses. Between May 2022 and October 2024 (the month in which the Company’s work commitments are currently required to be completed), the Company estimates that it will need to raise an additional $20 million to have sufficient capital to meet the remaining work commitments specified in the License and to fund operations. Net revenues produced from successful oil wells could provide some of the funds required to meet these capital needs. However, no assurance can be given that this or any other amount of financing will be obtained or that any oil revenue will be earned.

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

Major Financing Efforts and Other Sources of Capital

The Company’s capital strategy has been, and continues to be, to attempt to engage in a single major capital raising transaction to provide sufficient funds to satisfy its capital needs for a number of years to come. While management has not completely abandoned this strategy, the Company did shift its emphasis in an effort to engage in one or more smaller capital raising transactions to provide sufficient funds to satisfy ongoing and future capital needs. During a two-year period beginning in May 2016, the Company completed a series of placements of its Debentures. The Company undertook subsequent isolated placements of Debentures, including one placement of a Debenture in November 2021 featuring an original principal amount of $75,000, and one Debenture in each of June and July 2022, both featuring an original principal amount of $50,000. All these Debentures have an aggregate original principal amount of $7,025,000. Regarding the future financing of the Company’s work commitments, the interpretation and analysis of the Nike Survey resulted in an inventory of more than 30 leads judged to be potential areas of crude oil accumulations. These initial prospective locations were prioritized and the results are being presented to prospective investors with a view to securing the capital to commence the Company’s initial drilling program. The Company needs to complete a major capital raise transaction to continue moving its business plan forward. In the interim, the Company is continuing efforts to raise comparably smaller amounts to cover general and administrative expenses. The Company has no assurance that it will be able to raise any required funds. The Company is also pursuing efforts to secure one or more joint venture partners.

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

Known Trends

Management believes that it has discerned the following trends relevant to the Company:

*	Management is monitoring the on-going volatility in the prices of Hydrocarbons. The invasion of Ukraine is the primary cause of this volatility, and the overall tread of price increases. The Company’s base case scenario forecasts a Brent crude price averaging US$108 a barrel in 2022.

*	The average Brent price for 2021 was $US70 a barrel — up 67% from the 2020 average. A tight market supported the rally into early 2022 — with prices in January rising 15% month over month, to average US$86 a barrel. Prices grew by 12% month over month to average $US96 a barrel in February. Following Russia’s invasion, the risk of sustained energy supply shocks, and the imposition of sanctions, saw prices spike well over $US110 a barrel in May— the highest levels since July 2008.

*	While global oil output rose by 1.6% from 2020 levels to average 95 million barrels a day in 2021, inventories remain tight. The supply approach of OPEC+, combined with underperformance from some member nations, and a lagged recovery by some non-OPEC producers, led to falling global inventories, with OECD inventories reaching their lowest levels for seven years.

*

Global oil consumption in 2021 averaged 98 million barrels a day — this is 6.1% higher than in 2020, but 2.9% lower than in 2019. Consumption has been significantly impacted by the COVID-19 pandemic, with lockdowns and mobility restrictions affecting global industrial activity, commuting and leisure travel for significant periods.

*	As vaccination programs rolled out in 2021 and global economic growth rebounded, oil consumption began to recover. This recovery is set to continue in 2022, with consumption forecast to rise by 2.2% to reach 100 million barrels a day.

*	Australian oil consumption is forecast to recover to 2018–19 levels in 2021–22. For the rest of the outlook period, Australian oil consumption is projected to increase marginally, reaching 1.1 million barrels a day by 2025–26.

*	Australian crude oil and feedstock exports in 2021–22 are forecasted to increase by 1.7% to 281,000 barrels a day. Exports are projected to lift later in the outlook period, as a number of new oil projects come online.

*	Soaring oil prices are expected to lift Australian oil export earnings by 86% to $13.8 billion in 2021–22, with earnings then holding steady in 2022–23.

(Sources: BREE - Resources and Energy Quarterly – March, 2022)

Off-Balance Sheet Arrangements

During the year ended February 28, 2022, the Company had no off-balance sheet arrangements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2022. In making its assessment, management used the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the assessment, management noted the following:

*	There are an insufficient number of independent directors.

*	Lack of an independent audit committee.

*	Limited staffing and supervision within the bookkeeping and reporting activities precludes completely segregating duties within the Company’s internal control system.

Based on its assessment, management has concluded that the Company had certain control deficiencies described below that constituted material weaknesses in its internal control over financial reporting. As a result, the Company’s internal control over financial reporting was not effective as of February 28, 2022. A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Management does not believe that the material weaknesses described above caused any meaningful or significant misreporting of its financial condition and results of operations for the fiscal year ended February 28, 2022. However, management does believe that the lack of independent directors, an independent audit committee and complete segregation of accounting duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in the Company’s financial statements in future periods.

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

Current Management

Our directors and executive officers are as follows:

Name	Age	Positions
Keith D. Spickelmier	61	Chairman of the Board
Keith J. McKenzie	58	Director & Chief Executive Officer
William E. Begley	68	Director, President, Chief Operating Officer & Chief Financial Officer

The following is the background of current directors and executive officers of ours:

Keith D. Spickelmier – Mr. Spickelmier has been a Director and our Chairman of the Board since May 2012. He is the Executive Chairman of Sintana Energy Inc. (SEI: TSX-V), a public company with Hydrocarbon operations in Columbia and Namibia. He is a co-founder of Blockmetrix LLC, a Bitcoin mining company, the co-founder of Mallard Cablevision, and the founder and Chairmen of Westside Energy Corporation, which was sold in June 2008 for approx. $200 million in enterprise value. Mr. Spickelmier was also the co-founder of JK Acquisition, a special purpose acquisition company which traded on the American Stock exchange in 2006 with an $80 million offering. Mr. Spickelmier was a co-founder of Northbrook which is now Sintana Energy Inc. He holds a B.A. from the University of Nebraska at Kearney and a J.D. from the University of Houston. He previously practiced law from 1986 to 2000.

Keith J. McKenzie - Mr. McKenzie has been a Director and our Chief Executive Officer since January 2012. He has over 30 years of experience working with public companies in the Industrial and Resource sectors. Over the past 23 years in the Oil & Gas sector, Mr. McKenzie has been engaged in various executive, finance, start up, and consulting capacities. He was the CEO of Star Oil Company, a private start up Hydrocarbon Exploration Company he founded, in September 2009 to acquire Hydrocarbon resources in the United States. In 2004, he was a founding principal and later served as the Chief Operating Officer of Paxton Energy, Inc., with responsibility for the company’s development and operations at the Cooke Ranch project located in La Salle County, Texas. Mr. McKenzie has consulted to numerous public and private Oil & Gas, Mining and industrial companies with both domestic and international operations.

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

Board Leadership Structure and Role in Risk Oversight

In early May 2012, our Board of Directors elected Keith D. Spickelmier as the Chairman of the Board. Initially, Mr. Spickelmier did act in an executive capacity. During the remainder of fiscal 2013, Mr. Spickelmier emerged as a driving force behind our company’s business, and he is now serving as our Executive Chairman. In such capacity, Mr. Spickelmier continues to have typical board chair duties, such as serving as a liaison between the other board members and management, reviewing and approving materials to be presented to the board, working with management and other directors to develop agendas for board meetings, helping build consensus on proposed board actions, and serving as the chair of board and stockholder meetings. However, as executive chairman, Mr. Spickelmier’s duties are broader than for a non- executive chairman, and he will continue to have an active role in developing and implementing business strategy . Moreover, Mr. Spickelmier is expected to continue to provide hand on assistance in our high-level pursuits, especially pertaining to financing and other extraordinary corporate transactions.

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

Item 11. Executive Compensation.

The following table sets forth the compensation during the fiscal years ended February 28, 2022 and February 28, 2021 for our chief executive officer and other officers whose total compensation exceeded $100,000. The executive officers listed in the table below are referred to as the “Named Executive Officers.”

Summary Compensation Table (1)

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	All other Compensation ($)		Total ($)
Keith D. Spickelmier,	2022	$-0-		$-0-	$-0-	$165,000	(2)	$165,000
Chairman of the Board	2021	$137,500	(3)	$-0-	$-0-	$27,500	(4)	$165,000

Keith J. McKenzie,	2022	$-0-		$-0-	$-0-	$150,000	(5)	$150,000
Chief Executive Officer	2021	$-0-		$-0-	$-0-	$150,000	(5)	$150,000

William E. Begley	2022	$150,000	(6)	$-0-	$-0-	$-0-		$150,000
President, Chief Financial, Officer and Chief Operating Officer	2021	$150,000	(7)	$-0-	$-0-	$-0-		$150,000

(1)	The Columns designated by the Securities and Exchange Commission for the reporting of certain option awards, non-equity incentive plan compensation, and nonqualified deferred compensation earnings have been eliminated as no such awards or compensation were made to, earned by, or paid to or with respect to any person named in the table during any fiscal year covered by the table.
(2)	Represents a director fee in the amount of $90,000 and additional set consulting fees in the amount of $75,000. Of this amount, $5,414 was actually paid, and the remaining $159,586 was accrued.
(3)	Of this amount, $35,734 was actually paid, and the remaining $101,766 was accrued
(4)	Represents consulting fees, all of which were accrued. For a portion of fiscal 2021, Mr. Spickelmier was an employee.
(5)	Represents consulting fees, all of which were accrued.
(6)	All of this amount was accrued.
(7)	Of this amount, $5,873 was actually paid, and the remaining $144,127 was accrued.

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

Other Compensation Matters

We have not adopted any retirement, pension, profit sharing, or insurance programs or other similar programs for the benefit of our management or employees. We adopted an equity incentive plan in which our management or employees could have participated, but this plan expired in July 2022. In the first quarter of fiscal 2020, pursuant to this equity incentive plan, we made awards of an aggregate of 3.3 million unrestricted shares to a total of five Company or Subsidiary officers, having an aggregate determined value of $660,000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related STOCKholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The table set forth below contains certain information as of November 30, 2022 concerning the beneficial ownership of common shares (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding common shares; (ii) by each director and executive officer; and (iii) by all directors and executive officers as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of November 30, 2022 are treated as outstanding only for determination of the number and percent owned by such group or person. Unless otherwise indicated, the address for all persons listed in the table is One Riverway Drive, Suite 1700, Houston, Texas 77056.

	Beneficial Ownership (1)
Name of Beneficial Owner	Number	Percent
5% non-management stockholders:
DEC Funding LLC (2)	79,880,851	34.10%
Steven Webster (3)	85,221,434	36.38%

Directors and executive officers:
Keith D. Spickelmier	49,500,000	32.07%
Keith J. McKenzie	35,730,460	23.15%
William E. Begley	11,389,274	7.36%
All directors and executive officers as a group (three persons)	96,619,734	62.59%

(1)	Includes shares beneficially owned pursuant to options, warrants and convertible securities exercisable or convertible within 60 days.
(2)	Includes 52,003,793 shares that may be acquired upon the conversion of currently outstanding Debentures and the Payment In Kind (PIK) interest earned thereupon, and 27,877,058 shares that may be acquired upon the exercise of currently exercisable warrants. The percentage ownership figure for this stockholder assumes all of the Debentures are converted and all of the warrants are exercised: the percentage ownership figures for management do not assume these matters, and such figures would be reduced to the extent that such Debentures are converted and such warrants are exercised. Steven Webster is a manager of DEC Funding LLC (“DECF”). In such capacity, Mr. Webster has shared voting and shared dispositive power of the shares included in the table, and as a result, he may be deemed to beneficially own these shares. Consequently, all of these shares are also included in the table for Mr. Webster. The address for DECF is 3200 Southwest Fwy, Suite 1490, Houston, Texas 77027. The information contained in this footnote is based on information known to us and other information contained in certain filings made by DECF with the U.S. Securities and Exchange Commission indicating that DECF owns no shares of which we are not aware.

(3)	Includes 5,340,583 shares owned outright with respect to which Mr. Webster has sole voting and sole dispositive power. Also includes the 79,880,851 included in the table for DECF because (as a manager of DECF) Mr. Webster may be deemed to beneficially own these shares. The percentage ownership figure for this stockholder assumes all of DECF’s Debentures are converted and all of DECF’s warrants are exercised: the percentage ownership figures for management do not assume these matters, and such figures would be reduced to the extent that such Debentures are converted and such warrants are exercised. The address for Mr. Webster is 3200 Southwest Fwy, Suite 1490, Houston, Texas 77027. The information contained in this footnote is based on information known to us and other information contained in certain filings made by Mr. Webster with the U.S. Securities and Exchange Commission indicating that Mr. Webster owns no shares of which we are not aware.

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

Under the circumstance listed above and assuming that the Company does not elect to pay any interest on any Debentures in cash, but allows all such interest to be added to principal, an aggregate of 85,302,697 of its common shares would be issued to the Largest Debentures Holder, representing approximately 35.59% of the Company’s outstanding common shares after the issuance based on the number of shares currently outstanding and assuming the Largest Debentures Holder acquires no additional common shares of the Company. Moreover, an affiliate of the Largest Debentures Holder also owns 5,340,583 of the Company’s common shares. Combining these shares with those that the Largest Debentures Holder may acquire per the conversion of its Debentures and the exercise of its Warrants, the Largest Debentures Holder and such affiliate would own approximately 90,648,280 or 37.82% of the outstanding Common Shares after the Largest Debentures Holder fully converts of all of its Debentures and fully exercises all of its Warrants. In such event, the Largest Debentures Holder would become the Company’s largest stockholder, assuming no significant purchases of its common shares by other persons. This development in itself will not give control of the Company to the Largest Debentures Holder, as the current members of management collectively own a greater number of shares than this. However, this number of common shares would allow the Largest Debentures Holder to have substantial sway with respect to the Company’s affairs and would give to the Largest Debentures Holder shared control of the Company if the Largest Debentures Holder and one or more large stockholders were to agree to act as a group. Whether or not this would ever occur cannot be known at this time.

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

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional audit services performed by Marcum LLP for the audit of our annual financial statements for the fiscal years ended February 28, 2022 and February 28, 2021:

	Year Ended
	Last Day of February
	2022	2021
Audit Fees (1)	$84,494	$70,420
Audit-Related Fees	N/A	N/A
Tax Fees	N/A	N/A
All Other Fees	N/A	N/A

(1)	Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-Q.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	The following Financial Statements are filed as part of this Report.

(a)(3)	The following Exhibits are filed as part of this Report.

Exhibit No.	Description

3.1	First Amended and Restated Articles of Incorporation are incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on May 11, 2012, Exhibit 3.1.
3.2	By-laws are incorporated herein by reference to our Registration Statement on Form S-1 (SEC File No. 333-152324) filed with the SEC on July 14, 2008, Exhibit 3.2.
4.1	Specimen stock certificate is incorporated herein by reference to our Annual Report on Form 10-K for fiscal 2020 (SEC File No. 000-53520) filed with the SEC on July 17, 2020, Exhibit 4.1.
10.1	Novation Deed dated May 15, 2012 by and between Liberty Petroleum Corporation and Registrant in respect of Option to Purchase and Sale and Purchase Agreement dated January 31, 2012 is incorporated herein by reference to our Annual Report on Form 10-K for fiscal 2012 (SEC File No. 000-53520) filed with the SEC on June 12, 2012 Exhibit 10.7
10.2	Deed (Pursuant to Section 31 of the Native Title Act 1993) among (a) Honorable Tom Koutstantonis, Minister for Mineral Resources and Energy, for and on behalf of the State of South Australia, (b) Discovery Energy SA Ltd, (c) Edward Lander, Rhonda Gepp-Kennedy, one signatory whose name was withheld for cultural reasons, Sylvia Stuart, Irene Kemp and David Mungerannie, for and on behalf of the Dieri Native Title Holders, and (d) the Dieri Aboriginal Corporation is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on September 7, 2012, Exhibit 10.1
10.3	Securities Purchase Agreement dated May 27, 2016 between us and DEC Funding LLC (“Original Investor”) is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.01
10.4	Form of Debenture dated May 27, 2016 and executed by us in favor of Original is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.02
10.5	Form of Warrant Agreement dated May 27, 2016 and executed by us in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.03
10.6	Security Agreement dated May 27, 2016 and executed by us in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.04
10.7	Australian Specific Security Agreement (Shares) dated May 27, 2016 and executed by us in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.05
10.8	Australian General Security Agreement dated May 27, 2016 and executed by Discovery Energy SA Limited in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.06
10.9	Australian Deed of Guarantee and Indemnity dated May 27, 2016 and executed by Discovery Energy SA Limited in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.07
10.10	Registration Rights Agreement dated May 27, 2016 and executed by us in favor of Original Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on June 2, 2016, Exhibit 10.08
10.11	First Amendment to Securities Purchase Agreement among us, Original Investor and Texican Energy Corporation (“New Investor”) is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.01
10.12	Form of Debenture executed by us in favor of Original Investor and the New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.02
10.13	Form of Warrant Agreement dated August 16, 2016 and executed by us in favor of Original Investor and the New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.03
10.14	Australian Specific Security Agreement (Shares) dated August 16, 2016 and executed by us in favor of Original Investor and the New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.04

Exhibit No.	Description

10.15	Australian Security Agreement dated August 16, 2016 and executed by us in favor of Original Investor and the New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.05
10.16	Australian Deed of Guarantee and Indemnity dated August 16, 2016 and executed by Discovery Energy SA Limited in favor of New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on August 22, 2016, Exhibit 10.06
10.17	Form of Debenture executed by us in favor of New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on January 5, 2017, Exhibit 10.01
10.18	Second Amendment to Securities Purchase Agreement among us, Original Investor and New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on February 17, 2017, Exhibit 10.01
10.19	Third Amendment to Securities Purchase Agreement, Amendment to Debentures and Affirmation of Security Documents among us, Discovery Energy SA Pty Ltd, Original Investor and New Investor is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 000-53520) filed with the SEC on September 25, 2017, Exhibit 10.01
10.20	First Amendment to Senior Secured Convertible Debenture is incorporated herein by reference to our Annual Report on Form 10-K for fiscal 2019 (SEC File No. 000-53520) filed with the SEC on May 15, 2019, Exhibit 10.21.
10.21	Fourth Amendment to Securities Purchase Agreement and Amendment to Debentures among Discovery, Discovery Energy SA Ltd., DEC Funding LLC and Texican Energy Corporation is incorporated herein by reference to our Quarterly Report on Form 10-Q for quarter ended November 30, 2019 (SEC File No. 000-53520) filed with the SEC on January 21, 2020, Exhibit 10.3.
10.22	Consulting letter agreement dated January 10, 2020, but fully executed on February 23, 2020 and effective as of March 1, 2019 by and between Keith D. Spickelmier and the Company is incorporated herein by reference to our Annual Report on Form 10-K for fiscal 2020 (SEC File No. 000-53520) filed with the SEC on July 17, 2020, Exhibit 10.22.
10.23	Consulting letter agreement dated January 10, 2020, but fully executed on March 26, 2020 and effective as of March 1, 2019 by and between Keith J. McKenzie and the Company is incorporated herein by reference to our Annual Report on Form 10-K for fiscal 2020 (SEC File No. 000-53520) filed with the SEC on July 17, 2020, Exhibit 10.23.
10.24	Employment letter agreement dated January 10, 2020, but fully executed on February 23, 2020 and effective as of March 1, 2019 by and between William E. Begley and the Company is incorporated herein by reference to our Annual Report on Form 10-K for fiscal 2020 (SEC File No. 000-53520) filed with the SEC on July 17, 2020, Exhibit 10.24.
10.25	Second Amendment to Debentures and Amendment to Warrants among Discovery, Discovery Energy SA Ltd., DEC Funding LLC and Texican Energy Corporation – is incorporated herein by reference to our Annual Report on Form 10-K for fiscal 2021 (SEC File No. 000-53520) filed with the SEC on June 16, 2021, Exhibit 10.25.
14.1	Code of Ethics is incorporated herein by reference to our Registration Statement on Form S-1 (SEC File No. 333-152324) filed with the SEC on July 14, 2008, Exhibit 14.1.
21.1	Subsidiaries – filed herewith.
31.01	Sarbanes Oxley Section 302 Certifications - filed herewith.
31.02	Sarbanes Oxley Section 302 Certifications - filed herewith.
32.01	Sarbanes Oxley Section 906 Certifications - filed herewith.

101.INS	Inline XBRL Instance Document – filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema – filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase – filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase – filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase – filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase – filed herewith.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Discovery Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Discovery Energy Corp. (the “Company”) as of February 28, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended February 28, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and 2021 and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of unproved oil and gas properties

As of February 28, 2022, the net carrying value of the Company’s unproved oil and gas properties was $2.9 million. As described in Notes 2 and 4 to the consolidated financial statements, the Company performs impairment tests with respect to its unproved oil and gas properties when events or circumstances indicate that the carrying value of the property may not be recoverable. The Company periodically reviews unproved properties for impairments by considering numerous factors, including but not limited to, current exploration and development plans, favorable or unfavorable exploration activity, geologists’ evaluation of the property, the current and projected political and regulatory climate, and the remaining lease term for the property.

We identified the evaluation of the fair value of certain unproved oil and gas properties as a critical audit matter. A high degree of subjectivity is involved in evaluating the results of the Company’s analysis.

We performed procedures to address this critical audit matter. These procedures included obtaining an understanding of the Company’s controls over its unproved oil and gas impairment process, including controls related to the key assumptions used in the Company’s analysis. These procedures also included, among others, evaluating the reasonableness of the Company’s assessment, including a review of the lease agreements, lease term, exploration and development plans, exploration activity, evaluations from geologists engaged by the Company, and the related political climate.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2016.

Houston, Texas

December 6, 2022

Discovery Energy Corp.

Consolidated Balance Sheets

	February 28, 2022	February 28, 2021
Assets
Current Assets
Cash	$5,242	$9,752
Prepaid expenses	17,847	7,909
Tax receivable	26	14
Total Current Assets	23,115	17,675
Oil and gas property – not subject to amortization (successful efforts method)	2,883,915	2,883,915
Other assets	35,910	39,145
Total Assets	$2,942,940	$2,940,735

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$4,398,839	$3,322,321
Accounts payable – related parties, net	1,988,230	1,273,030
Notes payable	4,131	-
Total Current Liabilities	6,391,200	4,595,351
Notes payable, less current portion	120,000	118,750
Convertible debentures payable, net of debt discount	5,917,745	5,394,596
Total Liabilities	12,428,945	10,108,697

Commitments and Contingencies (Note 8)

Shareholders’ Deficit
Preferred stock – 10,000,000 shares authorized, zero issued and outstanding	-	-
Common stock – 500,000,000 shares authorized, $0.001 par value – 154,365,396 shares issued and outstanding	154,365	154,365
Additional paid-in capital	24,199,651	24,199,651
Accumulated other comprehensive income	156,834	139,760
Accumulated deficit	(33,996,855)	(31,661,738)
Total Shareholders’ Deficit	(9,486,005)	(7,167,962)
Total Liabilities and Shareholders’ Deficit	$2,942,940	$2,940,735

The accompanying notes are an integral part of these consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended February 28, 2022 and 2021

	Year Ended	Year Ended
	February 28, 2022	February 28, 2021
Operating Expenses
General and administrative	$1,185,161	$3,718,698
Exploration costs	4,813	36,600
Total operating expenses	1,189,974	3,755,298

Operating loss	(1,189,974)	(3,755,298)

Other Income (Expense)
Interest expense	(1,246,866)	(2,328,346)
Gain on forgiveness of PPP loan	101,723
Miscellaneous income	-	8
Gain on foreign currency transactions	-	(77)

Other expenses	(1,145,143)	(2,328,415)

Net loss	$(2,335,117)	$(6,083,713)

Loss per common share – basic and diluted	$(0.02)	$(0.04)
Weighted average number of common shares outstanding – basic and diluted	154,365,396	154,239,780

Comprehensive Income (Loss)
Net loss	$(2,335,117)	$(6,083,713)
Other comprehensive income (loss) – gain on foreign currency translation	17,074	(14,439)
Total comprehensive loss	$(2,318,043)	$(6,098,152)

The accompanying notes are an integral part of these consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Shareholders’ Deficit

For the Years Ended February 28, 2022 and 2021

	Common Stock		Additional		Accumulated Other	Total Shareholders’
	Number	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)
Balance, February 29, 2020	153,840,396	$153,840	$20,447,198	$(25,578,025)	$154,199	$(4,822,788)
Debt discount from warrants			942,812	-	-	942,812

Warrant modification expense	-		2,710,166	-	-	2,710,166
Sale of common stock	525,000	525	99,475	-	-	100,000
Net loss for the year	-	-		(6,083,713)	-	(6,083,713)
Loss on foreign currency translation	-		-	-	(14,439)	(14,439)

Balance, February 28, 2021	154,365,396	$154,365	$24,199,651	$(31,661,738)	$139,760	$(7,167,962)
Net loss for the year				(2,335,117)		(2,335,117)
Gain on foreign currency translation	-		-	-	17,074	17,074

Balance, February 28, 2022	154,365,396	$154,365	$24,199,651	$(33,996,855)	$156,834	$(9,486,005)

The accompanying notes are an integral part of these consolidated financial statements.

Discovery Energy Corp.

Consolidated Statements of Cash Flows

For the Years Ended February 28, 2022 and 2021

	Year Ended February 28, 2022	Year Ended February 28, 2021
Cash flows from operating activities
Net loss	$(2,335,117)	$(6,083,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	448,149	1,592,604
Gain on forgiveness of PPP loan	(101,723)	-
Warrant modification expense	-	2,710,166
Foreign currency transaction loss	-	77
Changes in operating assets and liabilities:
Prepaid expenses	(9,938)	26,571
Tax receivable	(12)	610
Accounts payable and accrued liabilities	1,074,845	1,092,380
Accounts payable – related party, net	715,200	458,631
Net cash used in operating activities	(208,596)	(202,674)

Cash flows from financing activities
Proceeds from borrowings on notes payable	120,000	118,750
Proceeds from sale of common stock	-	100,000
Proceeds from borrowings on convertible debt	75,000	-
Payments on borrowings of promissory notes	(7,988)	-
Net cash flows provided by financing activities	187,012	218,750

Effect of foreign currency translation on cash	17,074	(14,439)

Change in cash during the period	(4,510)	1,637

Cash, beginning of the year	9,752	8,115

Cash, end of the year	$5,242	$9,752

Supplemental disclosures:
Interest paid	$1,692	$-
Income taxes paid	$-	$-

Noncash investing and financing activities:
Warrants granted from debt modification	$-	$942,812

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation. As of February 28, 2022, approximately $5,200 of the Company’s cash balances were uninsured, related to the Company’s Australian subsidiary. The Company has not experienced any losses on such accounts.

There were no cash equivalents as of February 28, 2022

Leases

The Company’s lease consists primarily of office spaces on a month-to-month basis. The Company recognize office lease expense as incurred.

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

Long-lived Assets

The carrying values of long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. For the years ended February 28, 2022 and February 28, 2021, no impairment was incurred.

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

Fair Value Considerations

Historically, the Company followed Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” and related guidance. These provisions relate to the Company’s financial assets and liabilities carried at fair value and the fair value disclosures related to financial assets and liabilities. ASC 820 defines fair value, expands related disclosure requirements, and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, assuming the transaction occurs in the principal or most advantageous market for that asset or liability.

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

In accordance with ASC 480-10-25 “Liabilities-Distinguishing Liabilities from Equity”, the embedded derivative associated with the convertible note payable and warrant were accounted for as liabilities during the term of the related note payable and warrant as of February 28, 2018.

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

For the years ended February 28, 2022 and February 28, 2021, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive.

	Year Ended	Year Ended
Common Shares Issuable for:	February 28, 2022	February 28, 2021
Convertible debt	63,965,227	58,650,448
Stock warrants	27,877,058	27,877,058
	91,842,285	86,527,506

Comprehensive Income (Loss)

The Company recognizes currency translation adjustments as a component of comprehensive income (loss).

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangible Goodwill and Other (Topic 350). ASU 2017-04 is intended to simplify how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company adopted this guidance on March 1, 2022 and there was no significant impact to the Company’s consolidated financial statements.

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

In August 2020, the FASB issued ASU No. 2020-06. ASU 2020-06 is intended to simplify accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. The Company is currently evaluating and assessing the impact this guidance will have on its consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04. ASU 2021-04 requires issuers to account for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. The Company is currently evaluating and assessing the impact this guidance will have on its consolidated financial statements.

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

As of February 28, 2022, the Company had not generated any revenues and had an accumulated loss of $33,996,855 since inception. The cash balance of the Company was approximately $5,200 as of February 28, 2022. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the 12 months following the issuance of these financial statements. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The current COVID-19 pandemic could continue to, and future similar epidemics or pandemics could also, materially and adversely impact our ability to finance and conduct the Company’s business once it becomes operational and could materially and adversely impact its operations, funding, and/or financial performance. The COVID-19 pandemic has had no material impact on the Company’s current business activities which are primarily focused on compliance and fund-raising tasks. The Company has had and continues to have the same staff, same service providers and same processes as was the case prior to the pandemic.

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

In July 2017, the License suspension was lifted in order to conduct a Work Area Clearance Survey (“WAC”) of several potential drill sites located in the southern portion of the License. After completing the Nike Survey, the Company requested and received a number of extensions and modifications of the work commitment. As a result of the modifications and suspensions, the remaining work commitments are now as follows:

*	Year 3 ending January 28, 2023 - Shoot 3D seismic data totaling at a minimum approximately 135 sq. miles (350 sq. km.).

*	Year 4 ending January 29, 2024 - Drill three wells.

*	Year 5 ending January 28, 2025 - Drill four wells.

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

5. Related Party Transactions

As of February 28, 2022 and February 28, 2021, the Company owed $1,988,230 and $1,273,030, respectively, to certain Company directors and officers for accrued compensation and reimbursement of expenses paid on behalf of the Company.

6. Notes Payable

In connection with the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, on April 27, 2020 and March 3, 2021 the Company borrowed $118,750 and $120,000, respectively, at an annual interest rate of 1 percent. The loans dated April 27, 2020 and March 3, 2021 mature on April 27, 2022 and March 3, 2026, respectively. Accrued interest for the year ended February 28, 2022 is $1,190. Accrued interest for the year ended February 28, 2021 was $1,002. On July 28, 2021, the principal amount of $100,448 and accrued interest of $1,275 were forgiven for the loan dated April 27, 2020. The Company recognized a gain on forgiveness of PPP loan of $101,723 on the statement of operations as a result. As of February 28, 2022, the remaining principle of that loan of $4,131, plus interest, will be paid in monthly installments of $2,068 per month until the balance reaches zero. The final payment will be on May 27, 2022. Interest paid for the year ended February 28, 2022 was approximately $1,700. No interest was paid on these loans for the year ended February 28, 2021.

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

During the year ended February 28, 2022, the Company received gross proceeds of $75,000 for an issuance of a senior secured convertible debenture. The senior secured convertible debenture was issued on November 10, 2021 with a maturity date of December 31, 2023. Table below provides a summary of the senior secured convertible debentures issued through February 28, 2022 and related debt discount and amortization details.

Round	Issue Date	Maturity Date	Interest Rate	Conversion Price	Principal Amount	Debt Discount	Debentures, net of Debt Discount
Outstanding as of February 28, 2021:
I	May 27, 2016	December 31, 2023	8%	$0.16	$3,500,000	$3,500,000
II	Aug 16, 2016	December 31, 2023	8%	$0.16	200,000	199,999
	Aug 16, 2016	December 31, 2023	8%	$0.16	250,000	250,000
III	Dec 30, 2016	December 31, 2023	8%	$0.16	287,500	237,587
IV	Feb 15, 2017	December 31, 2023	8%	$0.16	1,000,000	1,000,000
V	Mar 31,2017	December 31, 2023	8%	$0.20	200,000	200,000
VI	Jul 5, 2017	December 31, 2023	8%	$0.20	137,500	137,500
	Jul 5, 2017	December 31, 2023	8%	$0.16	150,000	150,000
VII	Sept 19, 2017	December 31, 2023	8%	$0.16	400,000	400,000
	Sept 19, 2017	December 31, 2023	8%	$0.16	100,000	82,125
VIII	Oct 10, 2017	December 31, 2023	8%	$0.20	137,500	72,806
IX	Jan 3, 2018	December 31, 2023	8%	$0.20	137,500	137,500
X	April 2, 2018	December 31, 2023	8%	$0.20	137,500	137,500
XI	May 16, 2018	December 31, 2023	8%	$0.20	212,500	212,500

Debt discount from warrant grant from debt modification						942,812

Amortized discount as of February 28, 2021						(6,204,925)
Balance as of February 28, 2021					6,850,000	1,455,404	$5,394,596
Activity for the year ended February 28, 2022:
XII	Nov 10, 2021	December 31, 2023	8%	$0.16	75,000

Amortization of discount for the year ended February 28, 2022						(448,149)
Balance as of February 28, 2022					$6,925,000	$1,007,255	$5,917,745

The preceding table does not reflect two additional Debentures issued after February 28, 2022. See the footnote captioned “11. Subsequent Events” below.

The Company recognized $448,149 and $1,592,604 of debt discount amortization during the years ended February 28, 2022 and February 28, 2021, respectively. During the years ended February 28, 2022 and February 28, 2021, the Company incurred interest expense directly related to the Convertible Debentures of $795,991 and $733,681, respectively, at a rate of 8% per year, compounded quarterly.

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

During the year ended February 28, 2022 and February 28, 2021, the Company incurred office lease expense of $8,623 and $8,602, respectively.

9. Income Taxes

The following table reconciles the U.S. federal statutory income tax rate in effect for the years ended February 28, 2022, February 28, 2021, and the Company’s effective tax rate:

	Year Ended February 28, 2022	Year Ended February 28, 2021
U.S. federal statutory income tax	$(490,375)	$(1,240,198)
PPP loan forgiveness	(21,362)	-
Meals & Entertainment	46	3,947
Stock expense related to warrant modifications	-	569,135
True-up of prior year permanent items	-	417,242
Change in valuation allowance	511,691	249,874
Effective income tax rate	$-	$-

The significant components of deferred income tax assets and (liabilities) at February 28, 2022 and February 28, 2021 are as follows:

	February 28, 2022	February 28, 2021

Capitalized geological/geophysical & other intangibles	$2,848	$8,285
Debt discount & related amortization	744,577	486,060
Federal net operating loss	1,967,758	1,709,147
Less: valuation allowance	(2,715,183)	(2,203,492)
Net deferred tax asset	$-	$-

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

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended February 28, 2022 and February 28, 2021. An NOL carryforward of $9,370,277 has accumulated as of February 28, 2022 with portions beginning to expire in 2032, of which under the CARES Act a portion can be carried back up to five years but also, can be carried forward indefinitely, limited to 80% of a given year’s taxable income. Since 2018, the accumulated total that can be carried forward indefinitely amount to $5,431,958. NOLs may be limited for future use to the extent there has been a Section 382 limitation resulting from a certain percentage ownership change in a year or years. At this time, Management has not determined whether the threshold ownership change has occurred for any year, or whether a Section 382 limitation applies.

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

No expense was recorded by the Company for the incremental fair value of the warrants due to the early adoption of ASU 2017-11 as noted in Footnote 2.

Warrant activity during the year ended February 28, 2021 and February 29, 2020 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Outstanding at February 28, 2021	27,877,058	$0.20	2.84
Warrants awarded	-
Expired/Cancelled	-
Outstanding and exercisable as of February 28, 2022	27,877,058	$0.20	1.80

The intrinsic value of warrants outstanding at February 28, 2022 and February 28, 2021 was $-0-.

11. Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

On June 8, 2022 the Company received gross proceeds of $50,000 for an issuance of a senior secured convertible debenture.

On July 21, 2022 the Company received gross proceeds of $50,000 for an issuance of a senior secured convertible debenture.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY ENERGY CORP.

By:	/s/ William E. Begley
William E. Begley
President
Date:	December 6, 2022

In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Keith J. McKenzie
Keith J. McKenzie
Director, Chief Executive Officer
(Principal executive officer)
Date: December 6, 2022

/s/ Keith D. Spickelmier
Keith D. Spickelmier
Chairman
Date: December 6, 2022

/s/ William E. Begley
William E. Begley
Director, Chief Financial Officer (Principal financial and accounting officer)
Date: December 6, 2022

45